Form 10-Q
period 1995-03-31
CT COMMUNICATIONS INC /NC
filed 1995-05-15
CIK 23259

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

  (X)           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

  ( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number   0-19179

                         CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                            56-1837282
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

     68 Cabarrus Avenue, East
     P.O. Box 227, Concord, N.C.                  28025
 (Address of principal executive offices)       (Zip Code)

                            (704) 788-0244
         (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             492,096 shares of Common Stock, $50 par value, outstanding as of March 31, 1995.

                  Class A Voting     -  75,673
                  Class B Non-Voting - 416,423



                             CT COMMUNICATIONS, INC.

                                      INDEX


                                                                 Page No.

PART I.  Financial Information

           Balance Sheets --
             March 31, 1995 and December 31, 1994                  2-3

           Statements of Income --
             Three Months Ended March 31, 1995 and 1994             4

           Statements of Cash Flows --
             Three Months Ended March 31, 1995 and 1994             5

           Notes to Financial Statements                           6-7

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8-9


PART II.  Other Information                                         10

                      PART I.  FINANCIAL INFORMATION


                          CT COMMUNICATIONS, INC.

                        Consolidated Balance Sheets

                                 Unaudited

                                  ASSETS

                                               March 31,       December 31,
                                                 1995              1994
CURRENT ASSETS:
   Cash and cash equivalents                 $  6,818,882      $  8,346,235
   Short-term investments                       7,193,084         4,473,565
   Securities available-for-sale (note 4)       1,394,045           954,628
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000          7,032,653         7,044,969
   Materials and supplies                       1,595,479         1,422,406
   Prepaid expenses                               299,054           238,579
   Deferred income taxes                          468,200           468,200

       Total current assets                    24,801,397        22,948,582


Investments (note 5)                           22,900,269        23,097,634


Property, plant, and equipment:  (note 6)
   Telephone plant in service:
     Land, buildings, and general equipment    18,266,315        17,883,647
     Central office equipment                  40,064,636        38,396,870
     Poles, wire, cables and conduit           60,800,661        60,153,447
   Construction in progress                       428,381           464,065

                                              119,559,993       116,898,029

     Less accumulated depreciation             64,304,833        63,057,606

       Net property, plant, and equipment      55,255,160        53,840,423

               TOTAL ASSETS                  $102,956,826      $ 99,886,639


                                                                (Continued)

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                   March 31,    December 31,
                                                     1995           1994
CURRENT LIABILITIES:
  Current portion of long-term debt and
    redeemable preferred stock (note 6)          $  1,540,000   $  1,540,000
  Accounts payable                                  6,812,925      8,141,677
  Customer deposits and advance billings            1,030,786        989,810
  Accrued payroll                                     305,389        387,526
  Accrued pension cost                              1,027,159        967,699
  Other accrued liabilities                           719,881        377,860
  Income taxes payable                              2,691,576      1,174,359

      Total current liabilities                    14,127,716     13,578,931

Long-term debt (note 6)                             4,539,000      4,714,000

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             3,029,273      3,251,202
  Investment tax credits                            1,335,255      1,397,388
  Regulatory liability                              3,047,956      3,047,956
  Postretirement benefits other than pension        6,878,456      6,468,528
  Other                                             1,103,098      1,103,098

                                                   15,394,038     15,268,172
Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,875                        175,000        175,000

     Total liabilities                             34,235,754     33,736,103

STOCKHOLDERS' EQUITY:
  Preferred stock not subject to mandatory redemption:
    5% series, $100 par value, 15,087 shares
      outstanding                                   1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000        200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock (note 3):
    Voting, $50 par value; outstanding
      75,673 shares in 1995 and 1994                3,783,650      3,783,650
    Nonvoting, $50 par value; outstanding
      416,423 shares in 1995 and 416,256 in 1994   20,821,150     20,812,800
    Premium on common voting stock                    237,444        237,444
    Premium on common nonvoting stock               1,739,678      1,715,302
  Other capital                                       298,083        298,083
  Unrealized gain on securities available-
    for-sale (note 4)                                 552,441        284,396
  Equity in earnings of investment                    260,624        260,624
  Retained earnings                                39,335,361     37,065,596

     Total stockholders' equity                    68,721,072     66,150,536

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $102,956,826   $ 99,886,639

See accompanying notes to financial statements.

                            CT COMMUNICATIONS, INC.
                             Statements of Income
                  For 3 months ended March 31, 1995 and 1994
                                   Unaudited


                                                 1995            1994
OPERATING REVENUES:
  Local service                              $ 5,098,727     $ 4,273,380
  Toll service, net of toll settlements        5,788,181       6,894,213
  Other operating                              1,344,455       1,193,254
  Less provisions for uncollectibles             (36,928)       (109,284)

      Total operating revenues                12,194,435      12,251,563

OPERATING EXPENSES:
  Plant specific                               2,387,254       2,588,667
  Depreciation and amortization                1,922,382       1,736,812
  Customer and corporate operations            3,109,371       3,010,344

      Total operating expenses, net            7,419,007       7,335,823

      Net operating revenue                    4,775,428       4,915,740

OPERATING TAXES:
  Income taxes                                 2,055,279       1,907,186
  Taxes, other than income taxes                 321,792         292,443

      Total operating taxes, net               2,377,071       2,199,629

      Net operating income                     2,398,357       2,716,111

OTHER INCOME (EXPENSES):
  Non-regulated income, net                      408,967         243,111
  Interest on long-term debt                    (120,261)       (123,178)
  Interest and other income                      726,658         325,522
  Sundry, net                                    (44,459)        (25,855)
  Gain (loss) on sale of investment, net        (126,115)        266,996

      Total other income                         844,790         686,596

      Net income                               3,243,147       3,402,707
DIVIDEND ON PREFERRED STOCK                       23,359          23,509

EARNINGS FOR COMMON STOCK                    $ 3,219,788     $ 3,379,198

EARNINGS PER COMMON SHARE*                   $      6.54     $      6.87

DIVIDENDS PER COMMON SHARE*                  $      2.00     $      1.96

WEIGHTED AVERAGE SHARES OUTSTANDING*             491,998         491,713


*See note 3



See accompanying notes to financial statements.

                            CT COMMUNICATIONS, INC.
                           Statements of Cash Flows
                  For 3 months ended March 31, 1995 and 1994
                                   Unaudited


                                                       1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 3,219,788   $ 3,402,707

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                  1,992,069     1,778,055
      Deferred income taxes and tax credits           (125,866)     (147,103)
      Loss on retirement of non-regulated property       1,708           498
      Other                                             10,901        17,301

      (Increase) decrease in:
        Receivables, net                                12,316    (1,400,585)
        Materials and supplies                        (173,073)      (74,503)
        Other assets                                   (60,475)     (122,091)

      Increase (decrease) in:
        Accounts payable                            (1,287,776)      169,948
        Federal and state income taxes payable       1,517,217     1,859,204
        Accrued liabilities                            319,344       611,976

          Total adjustments                          2,206,365     2,692,700

          Net cash provided by operating activities  5,426,153     6,095,407

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to non-regulated property and equipment    (34,778)      (13,888)
  Capital additions to telephone plant              (3,315,822)   (3,042,801)
  Salvage value of telephone plant retired, net        (25,209)       (8,714)
  Purchases of investments                          (2,446,731)   (1,375,687)

      Net cash used in investing activities         (5,822,540)   (4,441,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              26,736         4,500
  Repayment of long-term debt                         (175,000)       ---
  Dividends paid on preferred stock                     (4,500)       (4,500)
  Dividends paid on common stock                      (984,192)     (964,553)
  Tax benefit from exercise of stock option              5,990           837

      Net cash used in financing activities         (1,130,966)     (963,716)

  Net increase (decrease) in cash                   (1,527,353)      690,601
  Cash and cash equivalents at beginning of period   8,346,235     2,661,199

  Cash and cash equivalents at end of period       $ 6,818,882   $ 3,351,800




See accompanying notes to financial statements.

                         CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three months then ended and cash flows for the three months then ended.

2. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the three months ended March 31, 1995.


                                         .........Voting Class A.........
                                        Shares     Par Value     Premium
    Outstanding at December 31, 1994
       and March 31, 1995.............. 75,673    $ 3,783,650   $ 237,444

    Weighted average shares outstanding
       for the three months ending
       March 31, 1995.................. 75,673



                                         .......Non-Voting Class B........
                                        Shares     Par Value     Premium
    Outstanding at December 31, 1994.. 416,256    $20,812,800  $1,715,302
    Issuance of common stock..........     167          8,350      18,386
    Tax benefit from the
                  exercise of options.   ---          ---           5,990
    Outstanding at March 31, 1995..... 416,423    $20,821,150  $1,739,678

    Weighted average shares outstanding
       for three months ending
       March 31, 1995................. 416,325



    The Company issued a 25% stock distribution to shareholders of record September 1, 1994. All prior period per share amounts have been restated to reflect this distribution.

4.  SECURITIES AVAILABLE-FOR-SALE

                                          March 31, 1994

                                         Gross Unrealized
    Securities                                                   Market
    Available-for-Sale        Cost       Gains     Losses         Value

    Equity Securities     $ 488,405     934,390    28,750      1,394,045



5.  INVESTMENTS
                                                      3/31/95        12/31/94

    State, county, and municipal investments       $ 16,794,838   $ 14,552,592
    ITN Charter stock                                   777,200        777,200
    U.S. Intelco stock                                  279,277        279,277
    U.S. Telecom East                                 2,618,848      2,582,802
    ITC Holdings (equity method)                      5,260,624      5,260,624
    Investment in Ellerbe partnership (equity method)   734,080        341,038
    Investment in RSA 15 partnership (equity method)  3,106,258      3,305,823
    Access/On                                           298,000        146,500
    Embion of North Carolina (equity method)            118,885        220,000
    Other, at cost which approximates market            105,343        105,343
                                                     30,093,353     27,571,199
    Less current maturities                           7,193,084      4,473,565

          TOTAL                                    $ 22,900,269   $ 23,097,634



6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:             March 31, 1995      December 31, 1994
    6 1/4% Series F, due 3/1/97        $ 1,440,000           $ 1,460,000
    Note payable to a bank @ 7.25%
      due in installments until 2001     3,099,000             3,254,000

          TOTAL                        $ 4,539,000           $ 4,714,000


    A substantial amount of the Company's telephone plant is pledged as collateral to the first mortgage bonds. Annual maturities and sinking fund requirements of the long-term debt outstanding amounts to $1,540,000 in 1995; $640,000 in 1996; $2,060,000 in 1997; $620,000 in 1998 and 1999;
    and $599,000 thereafter.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    LIQUIDITY AND CAPITAL RESOURCES
         The liquidity of the Company increased during the three month period ended March 31, 1995. Current assets exceeded current liabilities by $10,673,681 at March 31, 1995. In comparison, current assets exceeded current liabilities by $9,369,651 at December 31, 1994.

         Current assets increased by $1,852,815 when compared to December 31, 1994. This increase is primarily due to an increase of cash and short-term investments of $1,192,166, an increase of $439,417 in securities available-for-sale, and an increase of $173,073 in materials and supplies. Short term investments were increased in order to provide the availability of funds to meet capital needs of the new venture in Personal Communica-tions Services. Funds for these increases were generated by operations.

         The increase in current liabilities of $548,785 represents an increase of 4% compared to December 31, 1994. This increase was primarily a result of increased Federal and State Income taxes payable, due to the timing of tax deposits, and accrued liabilities, but was offset in part by a substantial decrease in accounts payable due to the payment of amounts owed on land purchased at year end.

         The Company's primary source of liquidity is funds provided by operations. During the three months ended March 31, 1995, cash provided by operations totaled $5,426,153.

         The primary use of cash during this period was for additions to telephone plant - $3,315,822, purchase of investments - $2,446,731, and payment of dividends - $988,692. Cash and cash equivalents decreased by $1,527,353 during this period. This decrease in cash and cash equivalents was caused by payment of accounts payable.

         At March 31, 1995, the Company's investment portfolio totaled $30.1 million that could be pledged to secure additional borrowing if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At March 31, 1995, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.

         It is anticipated that the Company will be able to meet its financial needs for capital through internal operations.

    RESULTS OF OPERATIONS

      3 MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
         Operating revenues remained essentially flat for the three months ended March 31, 1995 when compared to the same period of 1994, decreasing only $57,128 or .5%. Local service increased $825,347 or 19.3% which is a result of growth in customers and demand for service.

         Toll service, net of toll settlements, decreased by $1,106,032 or 16.0%. This reduction of toll service is a result of offering metro calling plans to all customers in May 1994. Quarterly comparisons after May 1995 will be more comparable.

         Uncollectible expense has decreased for this period due to a correction in the amount of write offs from quarter ended December 31, 1994 of $47,496, and increased collections of previously written off accounts.

         Operating expenses, exclusive of depreciation, decreased $102,386 or 1.8%. This decrease arises from decreased expenditures in the plant specific area of operations of $201,413, which was offset in part by an increase of $99,027 in the customer and corporate area of operations arising from additional accruals in the pension costs and post retirement benefits other than pensions.

         Depreciation expenses increased $185,570 or 10.68% for this period. This increased amount is due to an increased depreciable base and increased rates as authorized by The North Carolina Utilities Commission.

         Other income increased by $158,194 for the quarter ended March 31, 1995 as compared to the same period of 1994. Non-regulated income increased $165,856 primarily as a result of increased sales and base of telephone equipment. Interest and other income increased $401,136 over the same period of 1994. Most of this increase is a result of increased earnings from the cellular operations. Sale of investments decreased by $393,111 when compared to the same period of 1994. This decrease occurred as a result of sale during 1994 of a portion of the Company's investment in American Telecasting with a resulting net gain of $266,996 and the loss during 1995 of $126,115 in the Embion of North Carolina partnership.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The registrant is not currently involved in any material legal proceedings except as previously reported in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 1994 and in note 9 to the Registrant's financial statements included therein.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

            27                Financial Data Schedule

     (B)  REPORTS ON FORM 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CT COMMUNICATIONS, INC.
                                           (Registrant)



                                     /s/  ROY W. LONG
                                            Roy W. Long
                                      Vice President, Treasurer
                                     and Chief Financial Officer







       May 12, 1995
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)

                                 EXHIBIT INDEX

  Exhibit No.
(per Item 601        Description of              Sequential
 of Reg. S-K)            Exhibit                  Page No.

     27               Financial Data
                       Schedule