Form 10-K/A
period 1994-12-31
CT COMMUNICATIONS INC /NC
filed 1995-07-14
CIK 23259

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                              FORM 10-K/A
                           Amendment No. 1 to
                               FORM 10-K

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                  to


Commission file number   0-19179

                     CT COMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                            56-1837282
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

 68 Cabarrus Ave. E., Concord, N.C.                28025
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (704) 782-7000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
   Title of each class                     on which registered

          None

Securities registered pursuant to Section 12(g) of the Act:

                       Class B Non-Voting Stock
                          (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    . No        .


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      Aggregate market value of voting stock held by non-affiliates:
Registrant's stock is infrequently traded and there is no established market for such shares. However, using the most recent known trading price for non-voting and not granting a premium for voting rights, the aggregate market value is $18,993,923 (75,673 x 251.00).

      Indicate the number of shares outstanding of common stock, as of December 31, 1994. Common 75,673 . Common Class B
(Non-voting)  416,256 .

Item 1.  Business.
Item 1 of the Registrant's Form 10-K filed March 31, 1995, is hereby amended so that the section "Carolinas Personal
Communications, Inc." on pages 6 and 7 is replaced in its entirety as follows:

"     Carolinas Personal Communications, Inc.

     In 1994, the Registrant joined a partnership known as BellSouth Carolinas PCS Limited Liability Partnership (the "Partnership"). This partnership's business is to acquire a license, design, develop, construct and operate the system in the Major Trading Area (MTA) and to market and provide Personal Communication Service (PCS) services in the MTA. The license sought by bidding in the FCC auction is for the Carolinas (MTA 006-A & B). The Registrant's ownership in this partnership is less than 2% (approximately 1.47%). The Registrant's voting interest in this partnership is also less than 2%
(approximately 1.47%).

      The majority partner of the Partnership is BellSouth Personal Communications, Inc. ("BellSouth"). BellSouth has an equity interest in the Partnership of just under 67%, and a voting interest in the Partnership of approximately 67.3%. Not including the Registrant, the other partners in the Partnership are as follows: Dukenet Communications, Inc., CaroNet Inc., Atlantic Telephone Membership Corporation, Bluffton Telephone Company, Inc., Chesnee Telephone Company, Chester Telephone Company, Citizens Telephone Company, Ellerbe Telephone Company, Farmers Telephone Cooperative, Inc., Fort Mill Telephone Company, Hargray Telephone Company, Inc., Hart Telephone Company,
Heath Springs Telephone Company, Home Telephone Company, Inc., Horry Telephone Cooperative, Inc., Lancaster Telephone Company, Lexington Telephone Company, Lockhart Telephone Company, Mebtel, Inc., North State Telephone Company, Palmetto Rural Telephone Cooperative, Inc., Piedmont Rural Telephone Cooperative, Inc., Piedmont Telephone Membership Corporation, Pond Branch Telephone Company, Inc., Ridge Telephone Company, Inc., Ridgeway Telephone Company, Rock Hill Telephone Company, Sandhill Telephone Cooperative, Inc., Skyline Telephone Membership Corporation, Star Telephone Membership Corporation, Surry Telephone
Membership Corporation, Tri-County Telephone Membership Corporation, West Carolina Rural Telephone Cooperative, Inc., Yadkin Valley Telephone Membership Corporation.

      The Registrant was notified on March 13, 1995 that the Partnership was successful in bidding for this license. Funding of this venture is expected to start in the second quarter of 1995, and the system may be partially operational next year. As a limited partner of the Partnership, the Registrant will make a minimum capital contribution over the next four years of $5,158,740. In 1995, the Registrant will incur initial capital expenses of about $3.1 million which includes the Registrant's pro rata share of the license fee and expenditures to construct the system and will be paid out of current investments and operations. The Registrant's currently projected capital contributions for 1996 and 1997 are approximately $2.5 million and $965,000, respectively.

      The cost of this new service to the customer is expected to be low as compared to cellular technology and based on the public's rapid acceptance of cellular service, it is hoped that this service will quickly become popular. However, like cellular telephone service, capital requirements will be substantial and aggressive marketing will be needed to insure its success. There will be no revenues generated by this service in 1995 and only a small amount of revenue during 1996.

    A new subsidiary of the Registrant, Carolina
Personal Communications, Inc., has been formed to operate this service. PCS is a group of customized wireless telecommunications services and devices that are expected to revolutionize business and personal communications. The first stages of PCS have already come to the market place through the use of portable cellular phones, car phones, and various paging devices. As technology becomes more refined these devices continue to become smaller in size and more sophisticated in the features they offer. The demands of our mobile society has caused the advanced development of many of the new PCS devices coming to market today and are likely to see tomorrow.

      With the advancement of PCS a telephone number will soon no longer represent a physical place but, rather will represent an individual or a specific telecommunications device. New PCS devices will incorporate various communications methods in a single device, including voice, data interface, and paging. With PCS, a user will be able to customize their telecommunications service to best suit their particular requirements."


Item 7.  Exhibits, Financial Statements and Reports on Form 8-K.

    Item 7(c) is hereby amended so that the Index to Exhibits is replaced in its entirety as follows:

"                           INDEX TO EXHIBITS



Exhibit No.       Description                            Page No.


    1.     Not Applicable.

    2. The Reorganization and Share Exchange Agreement by and between The Concord Telephone Company and CT Communications, Inc. dated as of August 1, 1993, incorporated by reference to Exhibit 2.1 of registrant's current report on Form 8-K filed November 8, 1993.

     3.    (i)  Articles of Incorporation of the Registrant
                 effective October 25, 1993, incorporated by reference to Exhibit of the Registrant's Annual
                 Report Form 10-K dated March 29, 1994.

           (ii) By laws of the Registrant effective October 25,
                1993, incorporated by reference to Exhibit of
                 the Registrant's Annual Report Form 10-K dated
                 March 29, 1994.

     4.    (a) Indenture of Mortgage and Deed of Trust dated
               August 1, 1958 incorporated by reference to Registrant's Annual Report Form 10-K dated
               March 27, 1992.

           (b) 2nd Supplemental to Indenture of Mortgage and Deed of Trust dated September 1, 1965 incorporated by reference to Registrant's Annual Report Form 10-K dated March 27, 1992.

           (c) 3rd Supplemental to Indenture of Mortgage and Deed of Trust dated March 1, 1967 incorporated by reference to Registrant's Annual Report Form 10-K dated March 27, 1992.

           (d) The Registrant has other long-term debt agreements, but these are not material in amount.
               Copies of these agreements will be furnished to the Commission on request.

      5.   Not Applicable.

      6.   Not Applicable.

      7.   Not Applicable.

      8.   Not Applicable.

      9.   Not Applicable.

      10. (a) Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Concord Telephone Company dated September 15, 1989 incorporated by reference to Exhibit 10(a) to Registrant's Annual Report Form 10-K dated March 28, 1991.

           (b) Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Ellerbe-Concord Cellular Company dated September 20, 1989 incorporated by reference to
               Exhibit 10(b) to Registrant's Annual Report
               Form 10-K dated March 28, 1991.

           (c) North Carolina Utilities Commission order approving the issuance and sale of Class B non-voting common stock for use in an Executive Stock Option Plan dated March 12, 1990 effective April 27, 1989 incorporated by reference to Exhibit 10(c) to Registrant's Annual Report Form 10-K dated March 31, 1993.

           (d) 1989 Executive Stock Option Plan dated April 26,
               1982. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report Form 10-K dated
               March 29, 1994.

           (e) General Partnership Agreement of ITC Associates dated December 13, 1993. Incorporated by reference to Exhibit 10(e) to Registrant's Annual
               Report Form 10-K dated March 29, 1994.

           (f) Operating Agreement of InfiNet Multimedia
               Services, LLC dated January 31, 1994.
Incorporated
               by reference to Exhibit 10(f) to Registrant's
               Annual Report Form 10-K dated March 29, 1994.

           (g) Articles of Organization and the Operating
Agreement
               for Embion of North Carolina, LLC.*

           (h) Agreement BellSouth Carolinas PCS Limited
               Partnership dated December 8, 1994. (Confidential treatment has been requested for this Exhibit)

      11.  Computation of Earnings Per Share.*

      12.  None

      13.  None

      14.  Not Applicable

      15.  Not Applicable

      16.  None

      17.  Not Applicable

      18.  None

      19.  Not Applicable

      20.  None

      21.  Subsidiaries of the registrant:
                 The Concord Telephone Company, North Carolina
                 Concord Telephone Long Distance Company, North
                   Carolina
                 CT Cellular, Inc., North Carolina
                 Carolina Personal Communications, Inc., North
                   Carolina

      22.  None

      23.  None

      24.  None

      25.  Not Applicable

      26.  Not Applicable

      27.  None

      28.  None

      99.  None

      _____________
      * Previously Filed.

The following Exhibit is filed herewith:

     Exhibit No.       Description
       10(h)           Agreement BellSouth Carolinas PCS Limited
                       Partnership dated December 8, 1994.


                               SIGNATURES


      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.




      (Registrant)                    CT COMMUNICATIONS, INC.





              By:               \S\ MICHAEL R. COLTRANE
                                Michael R. Coltrane
                                President and Chief Executive
Officer

                                         July 14, 1995
                                             Date





              By:               \S\ ROY W. LONG
                                Roy W. Long
                                Vice President, Treasurer and
                                  Chief Financial Officer

                                         July 14, 1995
                                              Date


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




              By:               \S\ MICHAEL R. COLTRANE
                                Michael R. Coltrane
                                President and Chief Executive
                                 Officer

                                  July 14, 1995
                                       Date





              By:               \S\ L.D. COLTRANE III
                                 L. D. Coltrane III
                                Chairman of the Board


                                      July 14, 1995
                                          Date




              By:               \S\ JOHN R. BOGER, JR.
                                John R. Boger, Jr.
                                Director


                                July 14, 1995
                                   Date




              By:               \S\ PHIL W. WIDENHOUSE
                                Phil W. Widenhouse
                                Director


                                July 14, 1995
                                    Date




              By:               \S\ JERRY H. MCCLELLAN
                                Jerry H. McClellan
                                Executive Vice President,
                                General Plant Manager,
                                Secretary and Director


                                July 14, 1995
                                     Date




              By:

                                Betty Gay Bivens
                                Director


                                July 14, 1995
                                    Date




              By:

                                Ben F. Mynatt
                                Director


                                July 14, 1995
                                    Date







"                           INDEX TO EXHIBITS



Exhibit No.       Description                            Page No.


    1.     Not Applicable.

    2. The Reorganization and Share Exchange Agreement by and between The Concord Telephone Company and CT Communications, Inc. dated as of August 1, 1993, incorporated by reference to Exhibit 2.1 of registrant's current report on Form 8-K filed November 8, 1993.

     3.    (i)  Articles of Incorporation of the Registrant
                 effective October 25, 1993, incorporated by reference to Exhibit of the Registrant's Annual
                 Report Form 10-K dated March 29, 1994.

           (ii) By laws of the Registrant effective October 25,
                1993, incorporated by reference to Exhibit of
                 the Registrant's Annual Report Form 10-K dated
                 March 29, 1994.

     4.    (a) Indenture of Mortgage and Deed of Trust dated
               August 1, 1958 incorporated by reference to Registrant's Annual Report Form 10-K dated
               March 27, 1992.

           (b) 2nd Supplemental to Indenture of Mortgage and Deed of Trust dated September 1, 1965 incorporated by reference to Registrant's Annual Report Form 10-K dated March 27, 1992.

           (c) 3rd Supplemental to Indenture of Mortgage and Deed of Trust dated March 1, 1967 incorporated by reference to Registrant's Annual Report Form 10-K dated March 27, 1992.

           (d) The Registrant has other long-term debt agreements, but these are not material in amount.
               Copies of these agreements will be furnished to the Commission on request.

      5.   Not Applicable.

      6.   Not Applicable.

      7.   Not Applicable.

      8.   Not Applicable.

      9.   Not Applicable.

      10. (a) Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Concord Telephone Company dated September 15, 1989 incorporated by reference to Exhibit 10(a) to Registrant's Annual Report Form 10-K dated March 28, 1991.

           (b) Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Ellerbe-Concord Cellular Company dated September 20, 1989 incorporated by reference to
               Exhibit 10(b) to Registrant's Annual Report
               Form 10-K dated March 28, 1991.

           (c) North Carolina Utilities Commission order approving the issuance and sale of Class B non-voting common stock for use in an Executive Stock Option Plan dated March 12, 1990 effective April 27, 1989 incorporated by reference to Exhibit 10(c) to Registrant's Annual Report Form 10-K dated March 31, 1993.

           (d) 1989 Executive Stock Option Plan dated April 26,
               1982. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report Form 10-K dated
               March 29, 1994.

           (e) General Partnership Agreement of ITC Associates dated December 13, 1993. Incorporated by reference to Exhibit 10(e) to Registrant's Annual
               Report Form 10-K dated March 29, 1994.

           (f) Operating Agreement of InfiNet Multimedia
               Services, LLC dated January 31, 1994.
Incorporated
               by reference to Exhibit 10(f) to Registrant's
               Annual Report Form 10-K dated March 29, 1994.

           (g) Articles of Organization and the Operating
               Agreement for Embion of North Carolina, LLC.*

           (h) Agreement BellSouth Carolinas PCS Limited
               Partnership dated December 8, 1994. (Confidential treatment has been requested for this Exhibit)

      11.  Computation of Earnings Per Share.*

      12.  None

      13.  None

      14.  Not Applicable

      15.  Not Applicable

      16.  None

      17.  Not Applicable

      18.  None

      19.  Not Applicable

      20.  None

      21.  Subsidiaries of the registrant:
                 The Concord Telephone Company, North Carolina
                 Concord Telephone Long Distance Company, North
                   Carolina
                 CT Cellular, Inc., North Carolina
                 Carolina Personal Communications, Inc., North
                   Carolina

      22.  None

      23.  None

      24.  None

      25.  Not Applicable

      26.  Not Applicable

      27.  None

      28.  None

      99.  None

      _____________
      * Previously Filed.