Form 10-Q
period 1995-06-30
CT COMMUNICATIONS INC /NC
filed 1995-08-14
CIK 23259

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

  (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     492,186 shares of Common Stock, $50 par value, outstanding as of June 30, 1995.

                  Class A Voting     -  75,673
                  Class B Non-Voting - 416,513
                     CT COMMUNICATIONS, INC.

                              INDEX




                                                         Page No.

PART I.  Financial Information

   Balance Sheets --
     June 30, 1995 and December 31, 1994                   2-3

   Statements of Income --
     Three and Six Months Ended June 30, 1995 and 1994      4

   Statements of Cash Flows --
     Six Months Ended June 30, 1995 and 1994                5

   Notes to Financial Statements                           6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         8-10

PART II.  Other Information                               11-12





























                      PART I.  FINANCIAL INFORMATION


                          CT COMMUNICATIONS, INC.

                        Consolidated Balance Sheets

                                 Unaudited

                                  ASSETS

                                               June 30,        December 31,
                                                 1995              1994
CURRENT ASSETS:
   Cash and cash equivalents                 $  3,224,764      $  8,346,235
   Short-term investments                       3,853,789         4,473,565
   Securities available-for-sale (note 4)       1,089,230           954,628
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000          7,382,618         7,044,969
   Materials and supplies                       1,594,561         1,422,406
   Prepaid expenses                               223,289           238,579
   Deferred income taxes                          468,200           468,200

       Total current assets                    17,836,451        22,948,582

Investments (note 5)                           30,335,036        23,097,634

Property, plant & equipment:  (note 6)
   Telephone plant in service:
     Land, buildings, and general equipment    18,702,765        17,883,647
     Central office equipment                  43,312,229        38,396,870
     Poles, wire, cables and conduit           62,316,989        60,153,447
   Construction in progress                       ---               464,065
                                              124,331,983       116,898,029

     Less accumulated depreciation             66,279,328        63,057,606

       Net property, plant, and equipment      58,052,655        53,840,423

               TOTAL ASSETS                  $106,224,142      $ 99,886,639


                                                                (Continued)











                   Consolidated Balance Sheets, (Continued)

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                   June 30,     December 31,
                                                     1995           1994
CURRENT LIABILITIES:
  Current portion of long-term debt &
    redeemable preferred stock (note 6)          $  1,540,000   $  1,540,000
  Accounts payable                                  9,610,201      8,141,677
  Customer deposits and advance billings            1,071,415        989,810
  Accrued payroll                                     468,230        387,526
  Accrued pension cost                              1,055,367        967,699
  Other accrued liabilities                           991,925        377,860
  Income taxes payable                                563,320      1,174,359

      Total current liabilities                    15,300,458     13,578,931

Long-term debt (note 6)                             4,384,000      4,714,000

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             2,566,248      3,251,202
  Investment tax credits                            1,233,358      1,397,388
  Regulatory liability                              3,047,956      3,047,956
  Postretirement benefits other than pension        7,286,714      6,468,528
  Other                                             1,103,098      1,103,098
                                                   15,237,374     15,268,172
Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,875                        175,000        175,000

     Total liabilities                             35,096,832     33,736,103

STOCKHOLDERS' EQUITY:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                   1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000        200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock (note 3):
    Voting, $50 par value; outstanding
      75,673 shares in 1995 and 1994                3,783,650      3,783,650
    Nonvoting, $50 par value; outstanding
      416,513 shares in 1995 and 416,256 in 1994   20,825,650     20,812,800
    Premium on common voting stock                    237,444        237,444
    Premium on common nonvoting stock               1,757,269      1,715,302
  Other capital                                       298,083        298,083
  Unrealized gain on securities available-
    for-sale (note 4)                                 366,504        284,396
  Equity in earnings of investment                     ---           260,624
  Retained earnings                                42,166,069     37,065,596

      Total stockholders' equity                   71,127,310     66,150,536

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $106,224,142   $ 99,886,639




                             CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
                For 3 and 6 months ended June 30, 1995 and 1994
                                   Unaudited

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,

OPERATING REVENUES:                              1995            1994            1995            1994
  Local service                              $ 5,217,216     $ 4,688,838     $10,315,943     $ 8,962,218
  Access and toll service                      6,753,910       4,988,584      12,542,091      11,882,797
  Other and unregulated                        2,153,371       2,041,739       4,439,628       4,136,460
  Less provision for uncollectible accounts      (65,884)        (59,138)       (102,812)       (168,422)

        Total operating revenues              14,058,613      11,660,023      27,194,850      24,813,053

OPERATING EXPENSES:
  Plant specific                               3,184,904       3,533,315       6,410,045       6,395,432
  Depreciation and amortization                2,019,807       1,797,058       3,978,969       3,575,113
  Customer operations                          1,607,455       1,316,046       3,001,166       2,601,446
  Corporate operations                         2,293,230       1,163,834       3,988,850       3,366,658

        Total operating expenses               9,105,396       7,810,253      17,379,030      15,938,649

        Net operating revenues                 4,953,217       3,849,770       9,815,820       8,874,404

OTHER INCOME (EXPENSES):
  Interest, dividend income and
     gain on sale                              1,361,107         598,057       2,087,765       1,189,538
  Other expenses, principally interest           393,928         148,994         684,764         298,027

        Total other income                       967,179         449,063       1,403,001         891,511

        Income before income taxes             5,920,396       4,298,833      11,218,821       9,765,915

Income taxes                                   2,063,258       1,556,056       4,118,536       3,620,431

        Net income                             3,857,138       2,742,777       7,100,285       6,145,484

DIVIDENDS ON PREFERRED STOCK                      23,296          23,446          46,655          46,955

EARNINGS FOR COMMON STOCK                    $ 3,833,842     $ 2,719,331     $ 7,053,630     $ 6,098,529

EARNINGS PER COMMON SHARE*                   $      7.79     $      5.53     $     14.33     $     12.40

DIVIDENDS PER COMMON SHARE*                  $      2.00     $      1.92     $      4.00     $      3.84

WEIGHTED AVERAGE SHARES OUTSTANDING*             492,133         491,793         492,066
491,753


*See Note (3)











                            CT COMMUNICATIONS, INC.
                           Statements of Cash Flows
                   For 6 months ended June 30, 1995 and 1994
                                   Unaudited


                                                        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 7,100,285   $ 6,145,484

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                  3,978,969     3,574,201
       Deferred income taxes and tax credits           (848,984)    (419,422)
       Loss on retirement of non-regulated property       4,785           701
       Loss (gain) on disposition of investments         ---        (321,776)
       Other                                             ---            (136)

       (Increase) decrease in:
         Receivables, net                               337,649     1,307,599

         Materials and supplies                         172,155      (31,699)
         Other assets                                   (15,290)    (524,066)

       Increase (decrease) in:
         Accounts payable                             1,550,129   (1,960,259)
         Federal and state income taxes payable        (611,039)       ---
         Accrued liabilities                          1,600,623     1,626,604


           Total adjustments                          6,168,997     3,251,747


           Net cash provided by operating activities 13,269,282     9,397,231

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to non-regulated property and equipment   (129,416)     (43,064)
   Capital additions to telephone plant              (8,119,080)  (4,386,408)
   Salvage value of telephone plant retired, net        (37,538)     (41,967)
   Purchases of investments                          (7,816,047)  (3,119,153)
   Proceeds from sale of investments                     ---          324,746


          Net cash used in investing activities     (16,102,081)  (7,265,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                              34,977        43,700
   Repayment of long-term debt                         (330,000)     (60,000)
   Dividends paid on preferred stock                    (46,718)     (46,955)
   Dividends paid on common stock                    (1,968,404)  (1,929,449)
   Tax benefit from employee stock ownership
       plan dividends distributed to employees           15,312        15,464
   Tax benefit from exercise of stock option              6,161         6,490


          Net cash used in financing activities      (2,288,672)  (1,970,750)

   Net increase (decrease) in cash                   (5,121,471)      160,635
   Cash and cash equivalents at beginning of period   8,346,235     2,661,199


   Cash and cash equivalents at end of period       $ 3,224,764   $ 2,821,834



See accompanying notes to financial statements.


                         CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the six months then ended and cash flows for the six months then ended.

2. The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the six months ended June 30, 1995.


                                         .........Voting Class A.........
                                        Shares     Par Value     Premium
    Outstanding at December 31, 1994
       and June 30, 1995............... 75,673    $ 3,783,650   $237,444

    Weighted average shares outstanding
       for the six months ending
       June 30, 1995................... 75,673



                                    .......Non-Voting Class B........
                                        Shares     Par Value     Premium
Outstanding at December 31, 1994..     416,256    $20,812,800  1,715,302
    Issuance of common stock..........     257         12,850     41,967
    Outstanding at June 30, 1995...... 416,513    $20,825,650 $1,757,269

    Weighted average shares outstanding
       for six months ending
       June 30, 1995.................. 416,393





















4.  SECURITIES AVAILABLE-FOR-SALE

                                               June 30, 1995
                                              Gross Unrealized
    Securities                                                       Market
    Available-for-Sale             Cost       Gains      Losses       Value

    Equity Securities           $488,405     946,765    345,940    1,089,230



5.  INVESTMENTS
                                                     6/30/95       12/31/94

    State, county, and municipal investments      $ 15,903,160   $ 14,552,592
    Carolina Personal Communications                 3,325,846         ---
    ITN Charter stock                                  777,200        777,200
    U.S. Intelco stock                                 279,277        279,277
    U.S. Telecom East                                3,153,565      2,582,802
    ITC Holdings (equity method)                     5,424,221      5,260,624
    Investment in Ellerbe partnership (equity method)  871,008        341,038
    Investment in RSA 15 partnership (equity method) 3,704,185      3,305,823
    Access/On                                          298,000        146,500
    Embion of North Carolina (equity method)            97,020        220,000
    Wireless 1, Inc.                                   250,000         ---
    Other, at cost which approximates market           105,343        105,343
                                                    34,188,825     27,571,199
    Less current maturities                          3,853,789      4,473,565

          TOTAL                                   $ 30,335,036   $ 23,097,634



6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:             June 30, 1995      December 31, 1994
    6 1/4% Series F, due 3/1/97        $ 1,440,000          $ 1,460,000
    Note payable to a bank @ 7.25%
     due in installments until 2001      2,944,000            3,254,000

          TOTAL                        $ 4,384,000          $ 4,714,000


    A substantial amount of the Company's telephone plant is pledged as collateral to the first mortgage bonds. Annual maturities and sinking fund requirements of the long-term debt outstanding amounts to $1,540,000 in 1995; $640,000 in 1996; $2,060,000 in 1997; $620,000 in 1998 and
1999; and  $599,000 thereafter.


7. Other receivables consist mainly of amounts due from interexchange carriers for access services which is a regulated activity. There are no related party items included in the other receivables caption.




Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    Liquidity and Capital Resources
         The liquidity of the Company decreased during the six month period ending June 30, 1995. Current assets exceeded current liabilities by $2,535,993 at June 30, 1995. In comparison, current assets exceeded current liabilities by $9,369,651 at December 31, 1994.

         Current assets decreased by $5,112,131 when compared to December 31, 1994. This decrease is primarily due to a decrease in cash and short-term investments of $5,741,247, an increase of $134,602 in securities available-for-sale, an increase of $337,649 in accounts receivable and an increase of $172,155 in materials and supplies.

         Most of this decrease is a result of substantial expenditures made in non-current investments, primarily Carolina Personal Communications. Cash and short-term investments were unusually high at December 31, 1994 in anticipation of funding this new venture in 1995. During the six months ending on June 30, 1995, the Company expended $3,485,816 on this venture. It is expected that capital requirements for this new company will be an additional $1.2 million for the remainder of this year. An additional $500,000 was advanced to U.S. Telecom East in the form of a loan. This loan will convert to equity upon maturity if not retired. The Company also invested $250,000 in Wireless 1, Inc., a Louisiana based wireless cable TV broadcaster. Other amounts of the cash and short-term investments were invested in assets having maturities of greater than one year and causing reclassification for balance sheet purposes.

         Current liabilities increased $1,721,527 when compared to December 31, 1994. Most of this increase is a result of increased accounts payable of $1,468,524. This increase in accounts payable is a result of recognizing an ongoing expense in the amount of $500,000 for early replacement of telephone poles which are defective, and recording additional payables for software and central office equipment.

         The Company's primary source of liquidity is funds provided by operations. During this six months ended June 30, 1995, cash provided by operations totaled $13,269,282.

         The primary use of cash during this period was for additions to telephone plant - $8,248,496, purchase of investments - $7,816,047, and payment of dividends - $2,015,122. Carolina Personal Communications, as mentioned above, received $3,485,816 of cash expended for investments. Purchase of municipal bonds generated $2,117,707 of this expenditure and the remainder was spent on other investments. Most of the additions in telephone plant, $4.7 million, is for switching equipment.

         At June 30, 1995, the Company's investment portfolio totaled
    34.2 million, all of which could be pledged to secure additional borrowing if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At June 30, 1995, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.


    Results of Operations

      3 months ended June 30, 1995 and June 30, 1994
         Operating revenues increased $2,398,590 or 20.6% for the three months ended June 30, 1995 compared to same period of 1994.

         Local service revenues increased $528,378 or 10.6% during this period. This growth is a result of improved demand for service and the new calling plan which allocates more revenues to local service. It is expected that growth in this classification of revenues will continue throughout this year at a slower rate since the calling plan was effective in May of last year.

         Access and toll revenues increased $1,765,326 or 35.4% for the three months ended June 30, 1995 when compared to the same period of 1994. Most of this increase is a result of a one time settlement related to a prior period from the National Exchange Carrier Association (NECA) in the amount of approximately $1.5 million.
    This settlement was related to the additional expenses generated by an amortization of telephone plant as ordered by the North Carolina Utilities Commission during the last half of 1994.

         Without this settlement, access and toll revenues would have increased approximately $265,000 or 5.3% for this same period.

         Other and unregulated income increased $111,632 for this period. This increase results primarily from an increase of $67,450 in non-regulated income, net. The increased amount of non-regulated income is primarily the recognition of cellular income by recording reported income from these operations and increased sales efforts in customer premise equipment.

         The Company is placing more emphasis on the non-regulated area of operation and it is expected that this trend of increasing non-regulated income will continue.

         Operating expenses, exclusive of depreciation, increased $1,072,394 or 17.8%. The increase in the customer and corporate area arises from additional accruals in the pension cost and post retirement benefits other than pensions. Since adoption, the Company has been recovering the full accrual (SFAS 106) amount of other postretirement expenses and benefit costs in its rates with the various jurisdictions. Plant specific expenditures decreased due to a reduced amount of maintenance in outside plant.

         Depreciation expenses increased $222,749 or 12.14% for this period. This increased amount is due to an increased depreciable base and increased rates as authorized by the North Carolina
    Utilities Commission.

         Uncollectible expense has decreased for this period due to decreased write-offs and greater amounts subsequently collected.

         Other income increased $763,050 for this period. This increased amount in other income is primarily the recognition of cellular income reported from these operations. The additional income was offset by increased other expenses due to loss on investments of $337,950 and contributions of $66,500.


Results of Operations  (Con't.)

      6 months ended June 30, 1995 and June 30, 1994
         Operating revenues increased $2,381,797 or 9.6% for the six months ended June 30, 1995, over the six months ended June 30, 1994. This increase is a result of higher local, access, toll and other revenue.

         Local service revenues increased $1,353,725 or 15.1% during this period. This growth is a result of improving growth in demand for service and a new calling plan which allocates more revenues to local service. It is expected that this growth will slow since the calling plan was effective May of last year and subsequent periods will be more comparable.

         Toll access revenues increased $659,294 or 5.5% during the six months ended June 30, 1995, over the six months ended June 30, 1994. This increase is due primarily to the prior period settlement recovered from NECA during the second quarter of this year. Without this $1.5 million, settlement toll and access revenues would have decreased. This is to be expected due to the calling plan implemented during 1994 which transfers revenues to local.

         Other operating revenues increased $303,168 or 7.3% during this period in comparison to the same period of the previous year. This increase is a result of larger amounts of non-regulated revenues.

         Operating expenses, exclusive of depreciation, for the six month period ended June 30, 1995 increased $1,036,525 or 8.4%. This increase arises primarily from an increase in corporate operations. Specifically, the income is from accruals in the pension cost and post retirement benefits other than pension.

         Depreciation expense increased $403,856 or 11.3% for the six month period ended June 30, 1995 as compared to the same period of 1994. This increased amount is due to an increased depreciable base and increased rates as authorized by the North Carolina Utilities Commission during 1994 and in effect for all of 1995.

         Corporate and customer operation expense increased $1,021,912 or 17.2% when compared to the same period of 1994. This increase is due primarily to accruals to increased pension cost.

         Other income increased $511,490 for this period. This increased amount in other income is primarily the recognition of cellular income by reporting income from these operations. The additional income was offset by increased other expenses due to loss on investments of $337,950 and contributions of $110,960.













                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    The registrant is not involved in any material legal proceedings at June 30, 1995, except as previously disclosed in Item 3 of its annual report on Form 10-K for year ended December 31, 1994 and in
    Note 9 to the registrant's financial statements included therein.


Item 2.  Changes in Securities

    None


Item 3.  Defaults Upon Senior Securities

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    Annual Meeting was held April 27, 1995.

    All directors were reelected.

    Proxies were solicted for the following matters:

    (1) To elect seven directors for terms designated.
                  Betty Gay Bivens
                  John R. Boger, Jr.
                  L. D. Coltrane, III
                  Michael R. Coltrane
                  Ben F. Mynatt
                  Jerry H. McClellan
                  Phil W. Widenhouse
         For  68,648       Authority Withheld  55      Broker Non-Vote 0
           (Each nominee received the same number of votes)

    (2) Approval of Restricted Stock Award Program
         For  64,619   Against  1520   Abstain  2564   Broker Non-Vote 0

    (3) Approval of 1995 Comprehensive Stock Option Plan
         For  64,658   Against  1481   Abstain  2564   Broker Non-Vote 0

    (4) Approval of 1995 Employee Stock Purchase Plan
         For  64,650   Against  1463   Abstain  2590   Broker Non-Vote 0

    (5) In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.
         For  66,137   Against  0      Abstain  2566   Broker Non-Vote 0








                  PART II.  OTHER INFORMATION (Con't.)



Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8-K

    There were no current reports on Form 8-K filed during the second quarter.















































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CT COMMUNICATIONS, INC.

                                           (Registrant)

                                            ROY W. LONG
                                      Vice President, Treasurer
                                     and Chief Financial Officer


     August 11, 1995
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)

























                        INDEX TO EXHIBITS

 Exhibit No.
(per Item 601             Description
Sequential
 of Reg. S-K              of Exhibits                     Page
No.

    27.             Financial Data Schedule                 E-1