Form 10-Q
period 1995-09-30
CT COMMUNICATIONS INC /NC
filed 1995-11-14
CIK 23259

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

  (X)                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

  Yes    X     No

                           APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           494,031 shares of Common Stock, $50 par value, outstanding as of September 30, 1995.

                  Class A Voting     -  75,673
                  Class B Non-Voting - 418,358





                                  CT COMMUNICATIONS, INC.


                                           INDEX




                                                                Page No.

PART I.  Financial Information

         Balance Sheets --
            Sept. 30, 1995 and December 31, 1994                  2-3

         Statements of Income --
            Three and Nine Months Ended Sept. 30, 1995 and 1994     4

         Statements of Cash Flows --
            Nine Months Ended Sept. 30, 1995 and 1994               5

         Notes to Financial Statements                            6-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-11

PART II.  Other Information                                         12

                      PART I.  FINANCIAL INFORMATION


                                  CT COMMUNICATIONS, INC.

                                Consolidated Balance Sheets

                                         Unaudited

                                          ASSETS

                                             September 30,     December 31,
                                                 1995              1994
CURRENT ASSETS:
      Cash and cash equivalents                 $  3,205,868      $  8,346,235
      Short-term investments                       4,101,847         4,473,565
      Securities available-for-sale (note 4)       1,080,890           954,628
      Accounts receivable, net of allowance
        for doubtful accounts of $100,000          8,762,192         7,044,969
      Materials and supplies                       1,792,498         1,422,406
      Prepaid expenses                               100,899           238,579
      Deferred income taxes                          468,200           468,200

           Total current assets                   19,512,394        22,948,582

Investments (note 5)                              29,286,731        23,097,634

Property, plant & equipment:  (note 6)
      Telephone plant in service:
         Land, buildings, and general equipment    18,921,984        17,883,647
         Central office equipment                  44,951,116        38,396,870
        Poles, wire, cables and conduit            63,812,796        60,153,447
         Construction in progress                     ---               464,065
                                                  127,685,896       116,898,029

         Less accumulated depreciation             69,459,033        63,057,606

           Net property, plant, and equipment      58,226,863        53,840,423

                  TOTAL ASSETS                  $ 107,025,988      $ 99,886,639


                                                                (Continued)

                              LIABILITIES & STOCKHOLDERS' EQUITY

                                           Unaudited

                                                 September 30,   December 31,
                                                     1995            1994
CURRENT LIABILITIES:
  Current portion of long-term debt &
    redeemable preferred stock (note 6)          $    652,500    $  1,540,000
  Accounts payable                                  9,048,524       8,141,677
  Customer deposits and advance billings            1,079,035         989,810
  Accrued payroll                                     405,257         387,526
  Accrued pension cost                              1,099,199         967,699
  Other accrued liabilities                         1,206,002         377,860
  Income taxes payable                                606,507       1,174,359

      Total current liabilities                    14,097,024      13,578,931

Long-term debt (note 6)                             4,229,000       4,714,000

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                             1,977,097       3,251,202
  Investment tax credits                            1,151,338       1,397,388
  Regulatory liability                              3,047,956       3,047,956
  Postretirement benefits other than pension        7,710,691       6,468,528
  Other                                             1,103,098       1,103,098
                                                   14,990,180      15,268,172

Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,875                        175,000         175,000

         Total liabilities                         33,491,204      33,736,103

STOCKHOLDERS' EQUITY:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
          outstanding                                1,508,700       1,508,700
    4.5% series, $100 par value; 2,000 shares
          outstanding                                  200,000         200,000
    Discount on 5% preferred stock                    (16,059)        (16,059)
  Common stock (note 3):
    Voting, $50 par value; outstanding
          75,673 shares in 1995 and 1994             3,783,650       3,783,650
    Nonvoting, $50 par value; outstanding
          418,358 shares in 1995 and 416,256
          in 1994                                   20,917,900      20,812,800
    Premium on common voting stock                     237,444         237,444
    Premium on common nonvoting stock                2,135,703       1,715,302
  Other capital                                        298,083         298,083
  Unrealized gain on securities available-
    for-sale (note 4)                                  361,417         284,396
  Equity in earnings of investment                       ---           260,624
  Retained earnings                                 44,107,946      37,065,596

    Total stockholders' equity                      73,534,784      66,150,536

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $107,025,988    $ 99,886,639



                                    CT COMMUNICATIONS, INC.
                               Consolidated Statements of Income
                     For 3 and 9 months ended September 30, 1995 and 1994
                                           Unaudited


                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September30,
OPERATING REVENUES:                              1995            1994            1995            1994

  Local service                              $ 5,375,407     $ 4,874,804     $15,691,350     $13,837,022
  Access and toll service                      6,438,006       6,087,244      18,980,097      17,970,041
  Other and unregulated                        2,251,026       2,139,475       6,690,654       6,275,935
  Less provision for uncollectible accounts     (105,624)       (100,046)       (208,436)       (268,468)

        Total operating revenues              13,958,815      13,001,477      41,153,665      37,814,530

OPERATING EXPENSES:
  Plant specific                               3,405,436       3,309,863       9,815,481       9,705,295
  Depreciation and amortization                3,615,590       5,373,713       7,594,559       8,948,826
  Customer operations                          1,415,186       1,416,861       4,416,352       4,018,307
  Corporate operations                         1,731,375       1,449,042       5,720,225       4,815,700

        Total operating expenses              10,167,587      11,549,479      27,546,617      27,488,128

        Net operating revenues                 3,791,228       1,451,998      13,607,048      10,326,402

OTHER INCOME (EXPENSES):
  Interest, dividend income and
     gain on sale                              1,017,479         626,867       3,105,244       1,816,405
  Other expenses, principally interest           143,667         261,924         828,431         559,951

        Total other income                       873,812         364,943       2,276,813       1,256,454

        Income before income taxes             4,665,040       1,816,941      15,883,861      11,582,856

Income taxes                                   1,706,060         601,893       5,824,596       4,222,324

        Net income                             2,958,980       1,215,048      10,059,265       7,360,532

DIVIDENDS ON PREFERRED STOCK                      23,278          23,509          69,832          70,525

EARNINGS FOR COMMON STOCK                    $ 2,935,702     $ 1,191,539     $ 9,989,433     $ 7,290,007

EARNINGS PER COMMON SHARE*                   $      5.95     $      2.42     $     20.28     $     14.82

DIVIDENDS PER COMMON SHARE*                  $      2.05     $      2.00     $      6.05     $      5.92

WEIGHTED AVERAGE SHARES OUTSTANDING*             493,602         491,926         492,583         491,811


*See Note (3)



                                    CT COMMUNICATIONS, INC.
                                   Statements of Cash Flows
                        For 9 months ended September 30, 1995 and 1994
                                           Unaudited


                                                        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 10,059,265  $ 7,360,532

   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                   7,594,559    8,948,826
        Deferred income taxes and tax credits          (1,520,155)  (2,053,506)
        Loss on retirement of non-regulated property        5,178        4,907
        Loss (gain) on disposition of investments        (148,680)    (321,776)

       (Increase) decrease in:
         Receivables, net                              (1,717,223)     617,491
             Materials and supplies                      (370,092)    (452,117)
             Other assets                                 137,680     (927,866)

           Increase (decrease) in:
         Accounts payable                                 906,847     (350,056)
         Federal and state income taxes payable          (567,852)       ---
         Accrued liabilities                            2,308,761    2,101,189

               Total adjustments                        6,629,023    7,567,092

               Net cash provided by operating
               activities                              16,688,288   14,927,624

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to non-regulated property and equipment     (216,332)    (312,694)
   Capital additions to telephone plant               (11,881,214)  (6,264,705)
   Salvage value of telephone plant retired, net         (136,779)     (65,105)
   Purchases of investments                            (8,365,165)  (4,913,877)
   Proceeds from sale of investments                    2,634,747      324,746
            Net cash used in investing activities     (17,964,743)(11,231,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                               500,449       46,300
   Repayment of long-term debt                         (1,372,500)     (72,500)
   Dividends paid on preferred stock                      (51,218)     (51,455)
   Dividends paid on common stock                      (2,981,007)  (2,913,307)
   Tax benefit from employee stock ownership
       plan dividends distributed to employees             15,312       15,464
   Tax benefit from exercise of stock option               25,052        6,490
   Purchase of fractional shares                            ---       (110,817)

            Net cash used in financing activities      (3,863,912)  (3,079,825)

   Net increase (decrease) in cash                     (5,140,367)     616,164
   Cash and cash equivalents at beginning of period     8,346,235    2,661,199

   Cash and cash equivalents at end of period         $ 3,205,868  $ 3,277,363



See accompanying notes to financial statements.

                                 CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial state-ments contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.

2. The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the nine months ended September 30, 1995.


                                         ........Voting Class A........
                                        Shares     Par Value     Premium
    Outstanding at December 31, 1994
      and at September 30, 1995........ 75,673    $3,783,650    $237,444

    Weighted average shares outstanding
       for the nine months ending
       September 30, 1995.............. 75,673



                                         ......Non-Voting Class B......
                                        Shares    Par Value     Premium
    Outstanding at December 31, 1994.. 416,256   $20,812,800  $1,715,302
    Issuance of common stock..........   2,102       105,100     395,349
    Tax benefit from exercise
                  of stock option.....   ---          ---         25,052
    Outstanding at September 30, 1995. 418,358   $20,917,900  $2,135,703

    Weighted average shares outstanding
       for nine months ending
       September 30, 1995..............492,583

4.  SECURITIES AVAILABLE-FOR-SALE

                                        September 30, 1995
                                         Gross Unrealized
    Securities                                                   Market
    Available-for-Sale       Cost       Gains      Losses         Value

    Equity Securities      $488,405   $969,265    $376,780     $1,080,890


5.  INVESTMENTS
                                                     9/30/95        12/31/94

    State, county, and municipal investments      $ 13,588,863   $ 14,552,592
    Carolina Personal Communications                 3,928,796         ---
    ITN Charter stock                                  777,200        777,200
    U.S. Intelco stock                                 279,277        279,277
    U.S. Telecom East                                3,462,974      2,582,802
    ITC Holdings (equity method)                     5,518,715      5,260,624
    Investment in Ellerbe partnership (equity method)  931,278        341,038
    Investment in RSA 15 partnership (equity method) 4,183,197      3,305,823
    Access/On                                          298,000        146,500
    Embion of North Carolina (equity method)            64,935        220,000
    Wireless 1, Inc.                                   250,000         ---
    Other, at cost which approximates market           105,343        105,343
                                                    33,388,578     27,571,199
    Less current maturities                          4,101,847      4,473,565

            TOTAL                                   $ 29,286,731   $ 23,097,634


6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:          September 30, 1995     December 31, 1994
    6 1/4% Series F, due 3/1/97        $ 1,440,000           $ 1,460,000
    Note payable to a bank @ 7.25%
      due in installments until 2001     2,789,000             3,254,000

            TOTAL                      $ 4,229,000           $ 4,714,000


    A substantial amount of the Company's telephone plant is pledged as collateral to the first mortgage bonds. Annual maturities and sinking fund requirements of the long-term debt outstanding and redeemable prefer-red stock amounts to $1,540,000 in 1995; $640,000 in 1996; $2,060,000 in
    1997; $620,000 in 1998 and 1999; and $599,000 thereafter.



7. Other receivables consist mainly of amounts due from interexchange carriers for access services which is a regulated activity. There are no related party items included in other receivables.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


 Liquidity and Capital Resources

      The liquidity of the Company decreased during the nine month period ending September 30, 1995. Current assets exceeded current liabilities by $5,415,370 at September 30, 1995. In comparison, current assets exceeded current liabilities by $9,369,651 at December 31, 1994.

      Current assets decreased by $3,436,188 when compared to December 31, 1994. This decrease is primarily due to a decrease in cash and short-term investments of $5,512,088, which was offset in part by an increase of $126,262 in securities available-for-sale, an increase of $1,717,223 in accounts receivable, and an increase of $370,092 in materials and supplies.

      Most of this decrease in cash and short-term investments is a result of substantial expenditures made in non-current investments, primarily Carolina Personal Communications. Cash and short-term investments were unusually high at December 31, 1994 in anticipation of funding this new venture in 1995. During the nine months ending on September 30, 1995, the Company expended $4,088,766 on this venture. It is expected that capital requirements for this new company will be an additional $600,000 for the remainder of this year. An additional $309,000 was advanced to U.S. Telecom East in the form of a loan, making the total principal of such loan $2,004,534. This loan will convert to equity upon maturity if not retired. The Company also invested $250,000 in Wireless 1, Inc., a Louisiana based wireless cable TV broadcaster. Other amounts of the cash and short-term investments were invested in assets having maturities of greater than one year and requiring reclassification for balance sheet purposes.

      Current liabilities increased only $518,093 when compared to December 31, 1994. The decrease resulting from the retiring of a matured long-term bond in the amount of $887,500 was more than offset by a $906,847 increase in accounts payable, which reflects recognition of an anticipated expense of $500,000 for early replacement of telephone poles which are defective and recording additional payables for software and central office equipment.
Other accrued liabilities increased $828,142. This increase is primarily due to accrued property taxes of $443,000 and funds held for employees in the Employee Christmas Club of $244,000. Income taxes payable decreased $567,852 primarily due to the timing difference in payment dates.

      The Company's primary source of cash is funds provided by operations. During the nine months ended September 30, 1995, cash provided by operations totaled $16,691,492, as compared to $14,927,624 for the nine months ended September 30, 1994.






                                           -8-
 Liquidity and Capital Resources  (Con't.)

      The primary use of cash during this period was for additions to telephone plant - $12,097,546, purchase of investments - $8,368,369, and payment of dividends - $3,032,225. Carolina Personal Communications, as mentioned above, received $4,088,766 of cash expended for investments. Most of the additions in telephone plant, $6.5 million, is for switching equipment. Expenditures in this area are expected to continue in order to meet customer growth and their demands for services.

      At September 30, 1995, the Company's investment portfolio totaled $33.4 million, all of which could be pledged to secure additional borrowing if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At September 30, 1995, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.


 Results of Operations

   3 months ended September 30, 1995 and September 30, 1994

      Operating revenues increased $957,338 or 7% for the three months ended September 30, 1995 compared to same period of 1994.

      Local service revenues increased $500,603 or 8.2% during this period. This growth is a result of improved demand for service. It is expected that growth in this classification of revenues will continue throughout this year.

      Access and toll revenues increased $350,762 or 5.8% for the three months ended September 30, 1995 when compared to the same period of 1994 due to significant growth in customers and demands for services.

      Other and unregulated revenues increased $111,551 or 5.2% for this period. The increased amount of non-regulated income is primarily the result of increased sales efforts in customer premise equipment and the Company's continued emphasis on the non-regulated area of operation.

      Operating expenses, exclusive of depreciation, increased $376,231 or 6.1%. The increase in the customer and corporate area arises from additional accruals in the pension cost and other post employment benefits (OPEB). Since adoption, the Company has been recovering the full accrual (SFAS 106) amount of other postretirement expenses andbenefit costs in its rates with the various jurisdictions. Plant specific expenditures increased due to a increased amount of maintenance in outside plant.

 Results of Operations  (Con't.)

   3 months ended September 30, 1995 and September 30, 1994  (Con't.)

      Depreciation expenses decreased $1,758,123 or 32.7% for this period. This decrease resulted from a special amortization by the Company during the 1994 period of $3,505,000, as authorized by the North Carolina Utilities Commission. During the current quarter the Company recognized an additional $1,500,000 in special amortization.

Without the special amortization, depreciation expense would have decreased about $3,200,000. Subsequent quarters will not include these special amortizations.

      Uncollectible revenue has decreased for this period due to decreased write-offs and greater amounts of subsequently collected accounts.

      Other income increased $508,869 for this period due primarily to the recognition of income reported from cellular operations.



   9 months ended September 30, 1995 and September 30, 1994

      Operating revenues increased $3,339,135 or 8.8% for the nine months ended September 30, 1995, over the nine months ended September 30, 1994. This increase is primarily a result of higher local service and toll revenues.

      Local service revenues increased $1,854,328 or 13.4% during this period. This growth is a result of improving growth in demand for service and a new calling plan which allocates more revenues to local service. It is expected that this growth rate will slow since the calling plan was effective May 1994 and subsequent periods will be more comparable.

      Toll access revenues increased $1,010,056 or 5.6% during the nine months ended September 30, 1995, over the nine months ended September 30, 1994.
This increase is due primarily to the recognition of $440,000 in the third quarter of 1995 of a settlement payment recovered from National Exchange Carrier Association. Without this $1.5 million, settlement toll and access revenues would have decreased. This is to be expected due to the calling plan implemented during 1994 which transfers revenues to local.

      Other and unregulated revenues increased $414,719 or 6.6% during this period in comparison to the same period of the previous year. This increase is primarily due to increased billing and collecting revenues and increased customer sales of premise equipment.

      Operating expenses, exclusive of depreciation, for the nine month period
ended September 30, 1995 increased $1,412,756 or 7.0%.   This increase arises
primarily from an increase in corporate operations because of accruals in the pension cost and post retirement benefits other than pension.

 Results of Operations (Con.t)

   9 months ended September 30, 1995 and September 30, 1994 (Con't.)

      Depreciation expense decreased $1,354,267 or 15.1% for the nine month period ended September 30, 1995 as compared to the same period of 1994. This decrease is a result of having recognized a special amortization of $3,505,000, as authorized by the North Carolina Utilities Commission in the 1994 period. The Company recognized an additional $1,500,000 special amortization during the current period. Subsequent periods should be more comparable since these one-time charges will not be included.

      Corporate and customer operation expense increased $1,302,570 or 14.7% when compared to the same period of 1994. This increase is due primarily to accruals to increased pension cost.

      Other income increased $1,020,359 for this period. This increased amount in other is primarily the recognition of income from cellular operations. The additional income was offset by increased other expenses due to loss on invest-ments of $370,035 and contributions of $122,585.

                               PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

 The registrant is not involved in any material legal proceedings at September 30, 1995, except as previously disclosed in Item 3 of its annual report on Form 10-K for year ended December 31, 1994 and in Note 9 to the registrant's financial statements included therein.


Item 2.  Changes in Securities

 None


Item 3.  Defaults Upon Senior Securities

 None


Item 4.  Submission of Matters to a Vote of Security Holders

 None


Item 5.  Other Information

 None


Item 6.  Exhibits and Reports on Form 8-K

 There were no current reports on Form 8-K filed during the third quarter.

























                                          -12-
                                  SIGNATURES


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







     November 13, 1995
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)























                                     -13-