Form 10-K
period 1995-12-31
CT COMMUNICATIONS INC /NC
filed 1996-03-29
CIK 23259

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-K

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to ______________

Commission file number   0-19179
                         -------
                     CT COMMUNICATIONS, INC.
-----------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                            56-1837282
--------------------------------------       ------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

68 CABARRUS AVE. E., CONCORD, N.C.                28025
--------------------------------------       ------------------
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (704) 782-7000
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
   TITLE OF EACH CLASS                     ON WHICH REGISTERED
   -------------------                     -------------------
          NONE                                   NONE
   -------------------------------  -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       CLASS B NON-VOTING STOCK
   -----------------------------------------------------------
                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X    . No        .
      --------     -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of voting stock held by non-affiliates:

Registrant's stock is infrequently traded and there is no established market for such shares. However, using the most recent known trading price for non-voting and not granting a premium for voting rights, the aggregate market value is $15,635,900 (44,674 x $350.00).

     Indicate the number of shares outstanding of common stock, as of December 31, 1995. Common 75,673 . Common Class B (Non-voting)
418,667 .


                             PART I

ITEM 1.  BUSINESS
-------  --------
     GENERAL
     -------
     The Registrant was organized on October 25, 1993, as a result of a corporate reorganization (the "Reorganization") of The Concord Telephone Company ("CTC") into a holding company structure. Pursuant to the Reorganization, CTC and Concord Long Distance Company ("CTLD") each became a direct, wholly owned subsidiary of the Registrant.

     CT Cellular, Inc. ("CT Cellular"), organized in January 1994 as a wholly owned subsidiary of the Registrant, owns interests in two limited partnerships engaged in the business of cellular telephone services.

     In March 1995, the Registrant organized Carolina Personal Communications, Inc. ("CPC") as a wholly owned subsidiary of the Registrant to operate a new wireless communication service, which will include voice, data interface, and paging. CPC continues to operate as a wholly owned subsidiary of CTC and a second-tier subsidiary of the Registrant.

     In October 1995, the Registrant organized CT Wireless Cable, Inc. ("CT Wireless") as a wholly owned subsidiary of the Registrant to participate in the wireless cable television industry in North
Carolina.

Information relating to Class of Products or Services:

Sales to unaffiliated customers:

                             1995          1994          1993
Local Service
  Station revenues       $17,639,210   $15,304,494   $12,852,054
  Public telephone           485,598       498,496       461,916
  Other local revenues     3,105,799     3,014,828     2,809,559
                         -----------   -----------   -----------
                          21,230,607    18,817,818    16,123,529

Toll service
  Toll service, net of    11,104,590    13,071,692    11,147,259
    Bell settlements
  Access revenues         13,155,436    10,233,581     7,847,782
  Billing & collecting
    revenues               1,154,334     1,114,967     1,761,782
  Network & operator
   services                  158,758       150,908       262,058
                         -----------   -----------   -----------
                          25,573,118    24,571,148    21,018,881

Other
  Miscellaneous revenue
   including non-regulated 9,551,076     7,259,527     6,519,419
                         -----------    ----------   -----------
Uncollectible revenue
  Provision for
    uncollectibles          (335,958)     (221,074)     (380,483)
                         -----------    ----------   -----------
Total Operating Revenues $56,018,843   $50,427,419   $43,281,346
                         ===========   ===========   ===========

     The Registrant had 296 equivalent full time employees at December
31, 1995.

     The Registrant's business is expected to continue to change rapidly during the remainder of this decade. These changes will be brought about by the deployment of new technologies, a regulatory environment which promotes competition, and the convergence of our traditional business with services now provided by cable television, publishers, broadcasters and computer firms. By the end of the decade, the Registrant will have competition in substantially all areas of its business, but will have many opportunities available in the newly emerging technologies.

RECENT LEGISLATION

     The Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law by the President earlier this year. This landmark telecommunications reform legislation has removed entry barriers to competition for local telephone service.

     Under the terms of the Telecommunications Act, no state or local jurisdiction may prohibit any entity from providing telecommunications services, but can manage public rights-of-way in a competitively neutral manner and require compensation from telecommunications providers for their use of rights-of-way provided that such compensation is fair, reasonable, nondiscriminatory, competitively neutral and publicly disclosed. This provision is subject to the "rural market entry" exception described below.

     A State may require a carrier who seeks to enter a service area served by a Rural Telephone Company (as defined below) to meet the requirements for designation as an "eligible carrier" (i.e., an eligible carrier must be able to offer universal service throughout the relevant study area using its own facilities or a combination of its own facilities and resale, and the State commission must determine that the designation of more than one eligible carrier is in the public interest). This protection will not be available in a market served by a Rural Telephone Company which has received a modification, suspension or exemption from the obligation to provide resale at wholesale rates if such modification, suspension or exemption effectively prohibits the carrier from qualifying as an eligible carrier. A service area is a Rural Telephone Company's study area unless and until the Federal Communications Commission ("FCC") and the State establish otherwise.

     A Rural Telephone Company is defined as a Local Exchange Carrier ("LEC") that meets one of the following requirements:

     * Provides common carrier service to a study area that does not include any incorporated place of 10,000 inhabitants or more or to any area that is included in an urbanized area as defined by the Bureau of the Census;

     * Provides telephone exchange (including exchange access service) to fewer than 50,000 access lines;

     * Provides telephone exchange service to any LEC study area with fewer than 100,000 access lines; or

     * Has less than 15 percent of its access lines in communities of more than 50,000 on the date of enactment of the legislation.

     The Registrant meets the definition of a Rural Telephone Company since it currently serves less than 100,000 access lines. At the current rate of growth, the Registrant will exceed this threshold in less than two years and will no longer be a Rural Telephone Company.

     THE CONCORD TELEPHONE COMPANY

     Organized in 1897, CTC is engaged in providing local and intralata toll services through 91,602 access lines and nine exchanges in the counties of Cabarrus, Stanly and Rowan, North Carolina. The number of access lines served by CTC on December 31 for the last five years is as follows:

           1995       1994       1993       1992       1991
          ------     ------     ------     ------     ------
          91,602     87,674     83,819     81,256     78,966

     CTC is empowered by provisions of the North Carolina Public Utilities Law and its Restated Articles of Incorporation to construct and maintain its lines and is authorized by the North Carolina Utilities Commission to operate in the territory which it now serves. In addition, CTC has municipal franchises for constructing and maintaining its lines in the Cities of Concord, Albemarle, China Grove, Landis, Mt. Pleasant, Harrisburg, New London, Badin and Oakboro.

     During 1994, CTC was notified by AT & T of its intention to take over the recording and rating of its toll billing process effective May 1, 1995. Subsequently, this event did not occur but AT & T indicates its intention to complete this take over in the third quarter of 1996. Removing this function from the billing and collection process being performed by CTC should reduce revenues by about $300,000 per annum. Loss of this revenue will not have a material impact on the operations or financial condition of the Registrant.

     CTC serves a franchised service area and operates under a certificate of Public Convenience and Necessity from the North Carolina Utilities Commission and does not have any direct competition in its area for local access connection. Competition to date has been for sales of customer premise equipment ("CPE"). CTC has aggressively marketed new CPE products and has retained a reasonable share of the business systems market in its service area.

     During 1995, the North Carolina General Assembly passed H.B. 161, "An Act to Provide the Public with Access to Low-Cost Telecommunication Service in a Changing Competitive Environment".
This Act permits the North Carolina Utilities Commission to allow telecommunication providers, within one year of its passage, to compete with local telephone companies with more than 200,000 access lines. This provision affects areas which account for about 90 percent of all access lines within the state. It also allows these larger companies to elect alternative forms of regulation, including "price regulation", which is based on prices rather than earnings.

     Under H.B. 161 smaller companies, with fewer than 200,000 access lines, including CTC, are allowed to choose whether they want to be regulated by their prices instead of their earnings. If they choose price regulation, other telecommunication providers will be allowed to compete in their local areas. However, if such smaller companies elect alternative forms of regulation, other than price regulation, they could retain their regulated monopoly.

     In January 1996, BellSouth Telecommunications, Sprint Carolina and GTE North Carolina filed for revised tariffs implementing competitive pricing in their respective territories. Results of these filings will be completed by mid-year. These particular filings do not impact the Registrant since their filings relate only to the respective service areas in which BellSouth Telecommunications, Sprint Carolina and GTE North Carolina serve in excess of 200,000 access lines.

     North Carolina's H.B. 161 and the Telecommunications Act both operate to promote greater competition among vendors of local telephone service. Because regulations have not yet been adopted to implement the provisions of the Telecommunications Act, it is too early to fully understand the relationship between the state and Federal statutes. Nevertheless, the North Carolina Utilities Commission acknowledges that H.B. 161's protection of telephone companies with fewer than 200,000 access lines may be preempted by the Telecommunications Act's focus on Rural Telephone Companies, such that the State would be prohibited from providing any type of regulated monopoly protection to a local carrier who does not qualify as a Rural Telephone Company under the Telecommunications Act. As mentioned above, the Registrant presently qualifies as a Rural Telephone Company because it currently serves less than 100,000 access lines. At the current rate of growth, however, the Registrant will exceed this threshold in less than two years. At such time, the Registrant will no longer qualify as a Rural Telephone Company, and if the State's protection of carriers with fewer than 200,000 access lines is deemed invalid, other telecommunications providers will be able to compete with the Registrant in the Registrant's service area.

     The Registrant is monitoring these events very carefully and evaluating the profitability of its services, with particular focus on determining which products, services and departments generate the most costs associated with operations. The Registrant may revise tariffs as competitive forces require.

     CTC accounted for approximately 88% of the Registrant's operating revenues and approximately 82% of the Registrant's operating profit in 1995. Despite the anticipated growth of other products offered by the Registrant, as described below, the Registrant anticipates that CTC will continue to account for a significant portion of the Registrant's earnings in the coming year.

     CONCORD TELEPHONE LONG DISTANCE COMPANY

     Organized in 1992, CTLD is engaged in the business of purchasing long distance capacity in bulk from interexchange carriers and reselling it to subscribers on a discounted retail basis.

     On April 3, 1993, CTC offered its customers equal access to the interexchange (long distance) carriers who elected to market their services in its service area. This enables customers to preselect their carrier and to use this carrier by dialing 1. CTLD received the largest number of selections in the balloting process and has retained over 60% of CTC's customers. However, these customers are the smaller toll users, and CTLD only bills 30% of the total minutes of long distance use by customers in its service area. Therefore, CTLD is actively seeking new methods to increase its market share and make new products available to its customers including expanding service outside its traditional service area. One new offering is personal 800 numbers which allow the customer to receive toll calls which are charged at a discount rate. Another new service is call message accounting which allocates calls made to specific accounts enabling the user of this service to track the origination of toll charges.

     The Telecommunications Act is not expected to have an immediate impact on CTLD since it addresses competition in the local service area of operations. In the future, however, an interexchange carrier may be able to offer local service and toll service to customers. This effectively exposes the long distance service to additional competitive pressures.

     CT CELLULAR

     CT Cellular's principal operations consist of owning two limited partnership interests in partnerships providing cellular mobile telephone services. CT Cellular owns 24.5% of Rural Service Area ("RSA") 4/5, with Ellerbe Telephone and Alltel Mobile owning the remainder. RSA 4/5 is comprised of Anson, Lincoln, Montgomery and Richmond Counties in North Carolina. CT Cellular also owns 50% of RSA 15, with Alltel Mobile owning the remainder. RSA 15 is comprised of Cabarrus, Stanly and parts of Iredell and Rowan Counties in North Carolina. Construction of the cellular mobile telephone systems was completed and became operational in 1991. Income from these partnerships currently provides only a small part of the Registrant's revenues. However, long term growth in the area of cellular mobile telephone services appears promising. During 1995, RSA 15 experienced growth in customers and revenues. RSA 4/5, however, experienced slower growth in its operations, which was expected given the more rural nature of the area it serves. Both partnerships were profitable in 1995.

     CAROLINAS PERSONAL COMMUNICATIONS, INC.

     In 1994, the Registrant purchased a limited partnership interest in BellSouth Carolinas PCS Limited Liability Partnership (the "Partnership"). The Partnership's business is to acquire a license, design, develop, construct and operate a personal communication system in a specified Major Trading Area ("MTA") and to market and provide personal communication service ("PCS") services in the MTA. The Registrant's ownership in the Partnership is 1.95%.

     The Partnership submitted a bid to the FCC to acquire a PCS license covering North Carolina and South Carolina (MTA 006-A and B). The Registrant was notified on March 13, 1995 that the Partnership was awarded this license. Funding of the Partnership's operations began in the second quarter of 1995, and during 1995 the Registrant invested approximately $4.9 million in the Partnership. As a limited partner, the Registrant's investment includes the Registrant's pro rata share of the license fee and expenditures to construct the system. Construction of towers and transmitters is proceeding and operations are scheduled to begin mid-year 1996. There were no revenues generated by this service in 1995 and only a small amount of revenue is expected during 1996.

     PCS is a group of customized wireless telecommunications services and devices that are expected to revolutionize business and personal communications. The first stages of PCS have already come to the market place through the use of portable cellular phones, car phones, and various paging devices. As technology becomes more refined these devices continue to become smaller in size and more sophisticated in the features they offer. The demands of our mobile society have caused the advanced development of many of the new PCS devices coming to market today as well as those which we are likely to see tomorrow.

     With the advancement of PCS a telephone number will soon no longer represent a physical place but, rather will represent an individual or a specific telecommunications device. New PCS devices will incorporate various communications methods in a single device, including voice, data interface, and paging. With PCS, a user will be able to customize their telecommunications service to best suit their particular requirements.

     The cost of this new service to the customer is expected to be low as compared to cellular technology and based on the public's rapid acceptance of cellular service, it is hoped that this service will quickly become popular. However, like cellular telephone service, capital requirements will be substantial and aggressive marketing will be needed to insure its success.

     Once the Local Access Transport Area ("LATA") restrictions are lifted from the Partnership, each telephone company limited partner has the option to partition its pre-defined service area. The Registrant's service area consists of Cabarrus, Stanly and parts of Iredell and Rowan Counties in North Carolina. Partitioning will involve the Registrant purchasing the license for its service area and any assets in place within that area at a purchase price expected to be approximately $9 to $11 million. If the Registrant elects to partition its interest in the Partnership, the capital requirements to set up the service in the partitioned area are expected to be approximately $9.1 million, which would be expended over the four-year period ending 1998. During 1995, the Registrant expended approximately $4.9 million, and its 1996 obligations are approximately $3.3 million. An aggregate of approximately $1.7 million will be expended in 1997 and 1998.

     CT WIRELESS CABLE INC.

     On October 9, 1995, the Registrant organized CT Wireless as a wholly owned subsidiary to participate in the Wireless Cable TV market in North Carolina. CT Wireless owns 48% of Wireless One of North Carolina, a wireless television signal provider in North Carolina. Wireless One is a bidder in the Multi Channel Multiport Distribution Service ("MMDS") auction seeking to acquire commercial broadcast bandwidth throughout North Carolina. The auction is currently proceeding with Wireless One being high bidder in several of the larger cities in North Carolina. Wireless cable uses microwave technology to deliver line of sight transmission from a central broadcast tower to a receiver at the customer's premise. It is expected to be a lower cost competitor to the Digital Satellite System ("DSS") now being offered by RCA. Nevertheless, although wireless cable is a lower cost competitor to DSS, the Registrant acknowledges that RCA and others have already focused and will continue to focus substantial resources on promoting DSS technology to consumers.

     If Wireless One is successful in its MMDS auction bid, services are expected to begin in the fourth quarter of this year. The
Registrant's capital requirements in 1996 are expected to be approximately $5 million, with additional requirements of approximately $4.5 million over the next five years.

     RECENT INVESTMENTS
     ACCESS/ON MULTIMEDIA SERVICES

     In cooperation with thirteen other North Carolina independent telephone companies, the Registrant formed InfiNet Multimedia Services, LLC, a new company to build and operate a broadband backbone network throughout much of the state. During 1994, the name was changed to Access/On Multimedia Services. Access/On will cooperate with BellSouth, GTE North Carolina, and Carolina Sprint on the North Carolina Superhighway project, an information network proposed by the North Carolina State Government. This broadband private network company is located in the offices of the Registrant. The Registrant owns 19.4% of this company. During 1995 it generated the first revenue as a provider of Internet access through the Internet Gateway. Although not profitable at the end of the year, it had seven full time employees.

     Pending funding of the North Carolina Information Highway by the State of North Carolina, the corporation was restructured in January 1996 and reduced its staff to two full time employees. The North
Carolina Legislature is still funding for a small amount but inadequately to expand the network.

     During 1995 Access/On invested in Carolina Fiber Net LLC ("CFN"), a limited liability corporation with DukeNet, CaroNet and PalmettoNet as partners, each of which partners has a fiber network. The 25% investment may provide it a larger network to serve in the future. By combining these four networks, the combined entity may contact customers and sell capacity on the combined network rather than individually.

     It is expected that Access/On will continue to provide Internet access, frame relay services and interexchange transport for other carriers.

     EMBION, L.L.C.

     During 1994, the Registrant acquired a 33 1/3% interest in Embion, a limited liability corporation. Embion is the North Carolina franchisee of Data Base Network Services. Its primary services are broadcast fax, fax on demand and voice mailboxes. Registrant's interest in this limited liability corporation is not significant to its total operations and to date, no profits have been realized by its operation.

ITEM 2.  PROPERTIES

     The properties of the Registrant consist of land and buildings, Central Office equipment, exchange and toll switchboards, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and micro-wave and other equipment. Principal operations are conducted in a modern building owned by the Registrant in Concord, built in 1956 and expanded in 1967 with floor space of approximately 53,000 square feet. This building has undergone substantial interior renovation which was completed in
1991.   The Registrant's general warehouse, completely renovated
during 1991, is located in Concord.

     During 1995, the Registrant enlarged its warehouse storage facilities by the addition of approximately 9,760 square feet of warehouse space. Concurrent with this enlargement, the older warehouse was renovated and was occupied by the outside plant engineering group.

     In the three years ended December 31, 1995, the Registrant has acquired property and built remote switching units in its exchange areas. All Central Office switching equipment is digital switching equipment.

     During 1994, the Registrant acquired 14.7 acres of property north of Concord for use as a future campus business office center. This property adjoins Interstate 85 and gives excellent access to the Interstate highway system. Plans for development have begun and ground was broken on the first of several buildings to be constructed on the property. Customer service personnel will occupy this building when completed in the third quarter of this year.

     As of December 31, 1995, 14% of the telephone plant in service was represented by land, buildings and general equipment; 35% by central office equipment; and 51% by wires, cables, conduits, poles and related equipment. The connecting lines, poles, wires, cables and conduits and related equipment mentioned above are located on streets and public highways owned by persons other than the Registrant, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners. The Registrant owns the motor vehicles used in its operation.

     A portion of the physical property of the Registrant is subject to the lien of an Indenture of Mortgage and Deed of Trust dated August 1, 1958, as supplemented and amended, securing its First Mortgage Bonds, of which $1,420,000 principal amount, including current maturities of $20,000, was outstanding at December 31, 1995. This debt will be retired March 1, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     In December 1992, the Registrant was notified that it was a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in the groundwater contamination at the Bypass 601 Groundwater Contamination Superfund Site (the "Site"). Previous investigations indicated that the Martin Scrap Recycling ("MSR") facility, which operated as a battery salvage and recycling facility from approximately 1966 to 1986, is one of the major sources of contamination. The MSR facility dealt in the recovery of scrap metal (mostly lead) which was recovered from scrap vehicle batteries. The Registrant was named by the EPA as a PRP because it disposed old batteries and cable at the MSR facility.

     The Registrant, along with approximately 70 other companies, has entered into a Consent Decree with the United States to clean up the Site. The companies also have agreed to reimburse the EPA for approximately $4 million in costs that have been incurred thus far at the Site.

     EPA has chosen a preferred remedy, which includes stabilization of lead-contaminated soils and extraction and treatment of contaminated groundwater. The remedy is estimated to cost approximately $40 million, and should take at least 10 years to complete. Recent data indicate that a modification to the remedy may be necessary because groundwater contamination does not appear to be as extensive as previously thought.

     The companies that entered into the Consent Decree have formed a group (the "PRP Group") to implement the remedy. The PRP Group has filed civil actions for contribution against more than 100 other parties that allegedly arranged to send lead-bearing materials to the site. That litigation is at a very preliminary stage.

     EPA has agreed to pay approximately 30% of the cleanup costs, up to a maximum of $10 million, out of the federal "Superfund". Also, the federal government has tentatively agreed to contribute another $4.75 million, reflecting the amount of batteries it sent to the Site. If these funds become available, and if EPA's estimate of cleanup costs is correct, the remaining cleanup costs to be borne by the companies that signed the Consent Decree would be $25.25 million.

     The PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to EPA's records, the Registrant sent a total of 466,412 pounds of batteries to the Site. Therefore, the Registrant's "nominal" share -- the portion it would pay if every member pays its full amount -- is 0.405%. Based on the estimated costs outlined above, the Registrant's nominal share would be $94,972.50. A number of members are not financially strong enough to pay their nominal shares, however. The PRP Group anticipates that the amounts to be paid by those members that are financially able to pay may exceed their nominal shares by two or three times. The amount that the Registrant will ultimately be required to pay to extinguishing its liability at the Site is undeterminable.

     During 1995, the Registrant paid $25,410 toward satisfaction of the PRP Group's obligation to reimburse EPA for its past costs incurred at the Site. This makes total payments to date $38,463.00.

     The Concord Telephone Company ("CTC") has filed suit in the United States District Court for the Middle District of North Carolina against the manufacturers and sellers of certain copper naphthenate-treated utility poles (the "Litigation"). In the Litigation, CTC is seeking damages which it has suffered resulting from the premature decay of poles it has placed in service in its system. In the Litigation, CTC alleges various causes of action including breach of contract, breach of warranty and negligent misrepresentation against the defendants who either manufactured, sold or supplied product to the manufacturers. By agreement of the parties, the case is being delayed pending the resolution of related litigation regarding copper naphthenate-treated poles in the United States District Court for the Northern District of Alabama.

     As a result of the premature failure of the copper naphthenate-treated utility poles, CTC has incurred expenses related to inspection, testing and replacement of defective poles of approximately $568,000 to date. It is currently anticipated that CTC will continue to incur costs in connection with monitoring, testing and replacing defective copper naphthenate-treated poles significantly in excess of the losses it has suffered to date in addition to attorneys' fees and expenses associated with the litigation, which costs are not expected to materially adversely effect the Registrant's financial condition or results of operations. All of the defendants in the litigation have denied responsibility for any of CTC's losses. At this time, discovery in the litigation is ongoing and it is not possible to assess with any degree of certainty CTC's likelihood of recovery in the litigation.

     Except as set forth for the above, the Registrant is not aware of any pending or threatened material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None
                                 PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

     Neither the Voting Common Stock nor the Class B Nonvoting Common Stock (the "Class B Stock") of the Registrant is actively traded on any exchange nor quoted in any over the counter markets. Controlling interest is held by heirs of L. D. Coltrane, Sr., the founder of the Company.

     During 1995, options to acquire 593 shares of Class B Stock were exercised under terms of the Registrant's Executive Stock Option Plan. Shares exercised under this plan were: 125 @ $144.00, 291 @ $176.00, 125 @ $196.00 and 52 @ $208.00. Additional options were granted in the amount of 3,000 shares during 1995 under the Registrant's Comprehensive Stock Option Plan. There are currently outstanding options in the amount of 4,380 shares from both plans.

     During 1995, the Registrant made available to the employees of CTC 2500 shares of its Class B Stock at $248.00 per share, the then appraised value. The employees purchased 1,576 shares at this price.

     Although there is no established market for the shares, a Charlotte based brokerage firm is making a market as shares are offered for sale. During 1995, a known range of selling prices was $248.00 to $325.00 per share. The Registrant understands that on February 29, 1996, an individual sold 220 shares at $340.00 per share. The value of both classes of common stock is currently appraised at $321.00 per share based on an appraisal of fair market value by an independent investment banking firm.

     During 1995, the Registrant placed in effect an Restricted Stock Award Program pursuant to which the Registrant may grant restricted shares of Class B Stock to certain key employees and subsidiary employees who achieve certain goals. During 1995, 242 shares were issued to certain individuals. Restriction on these shares are for a period of ten years.

     Dividends per share were declared quarterly and paid on both
Voting Common Stock and Class B Stock for the two previous years as follows:
                                       1995           1994
                                     ------         ------
               March 15              $ 2.00         $ 1.96
               June 15                 2.00           1.96
               September 15            2.05           2.00
               December 15             2.05           2.00
                                     ------         ------
                                     $ 8.10         $ 7.92
                                     ======         ======

               Adjusted to reflect a 25% stock distribution issued September 15, 1994 to holders of record
               September 1, 1994.

     The approximate number of shareholders are as follows:

      TITLE OF CLASS OF STOCK   NUMBER OF RECORD HOLDERS 12/31/95

      Voting Common Stock                               269

      Class B Stock                                    1106

     Dividends are subject to certain restrictions, as set forth in
Note 4 of the financial statements.

ITEM 6.  SELECTED FINANCIAL DATA


                                          Years Ended December 31

                             1995          1994         1993
                             ----          ----         ----
Condensed Statements of Income:
 Operating revenues     $ 56,018,843  $ 50,427,419  $ 43,281,346
 Operating expenses       38,802,557    39,057,822    31,811,372
                        ----------------------------------------
  Income before other
   income                 17,216,286    11,369,597    11,469,974
 Other income              2,561,081     1,663,687       771,116
 Operating taxes          (6,760,624)   (4,688,936)   (4,282,180)
                        ----------------------------------------
 Net income               13,016,743     8,344,348     7,958,910
  Dividends on
   preferred stock            93,135        93,948        93,562
                        ----------------------------------------
Earnings for common
  stock                 $ 12,923,608  $  8,250,400  $  7,865,348
                        ========================================


Common Stock Data:  (1)
 Shares of common stock
  Year end                   494,340       491,929       491,704
  Weighted average           492,974       491,841       492,040
 Per share of common stock
  Earnings                   $ 26.22       $ 16.77       $ 15.98
  Dividends                  $  8.10       $  7.92       $  7.76
 Book value - year end       $150.87       $130.77       $121.12

Total Assets            $107,765,477  $ 99,886,639  $ 91,938,360

Long-Term Debt (excluding
 current maturities)    $  4,074,000  $  4,714,000  $  6,331,000

Redeemable Preferred Stock with
 Sinking Fund
  Requirements          $    175,000  $    187,500  $    200,000


(1) Per share data is based on the weighted average number of shares outstanding (including both Voting Common Stock and Class B Stock) during the respective periods after giving retroactive effect to the 25% stock distribution granted July 1, 1992 and September 1, 1994. Dividends declared per common share have been restated to give retroactive effect to the above mentioned stock distributions.



ITEM 6.  SELECTED FINANCIAL DATA


                                         Years Ended December 31

                                          1992          1991
                                          ----          ----
Condensed Statements of Income:
   Operating revenues                $ 40,150,097  $ 32,964,876
   Operating expenses                  28,220,231    20,361,588
                                     --------------------------
      Income before other income       11,929,866    12,603,288
   Other income                           165,705       691,281
   Operating taxes                     (4,355,470)   (5,005,723)
                                     --------------------------
   Net income                           7,740,101     8,288,846
      Dividends on preferred stocK         95,335        95,935
                                     --------------------------
   Earnings for common stock         $  7,644,766  $  8,192,911
                                     ==========================


Common Stock Data:  (1)
   Shares of common stock
      Year end                            491,644       491,618
      Weighted average                    491,560       491,749
   Per share of common stock
      Earnings                            $ 15.54       $ 16.65
      Dividends                           $  7.49       $  7.10
   Book value - year end                  $112.82       $104.77

Total Assets                         $ 87,171,323  $ 83,497,977

Long-Term Debt (excluding
             current maturities)     $  6,469,000  $  7,647,000

Redeemable Preferred Stock with
       Sinking Fund Requirements     $    212,500  $    225,000


(1) Per share data is based on the weighted average number of shares outstanding (including both Voting Common Stock and Class B Stock) during the respective periods after giving retroactive effect to the 25% stock distribution granted July 1, 1992 and September 1, 1994. Dividends declared per common share have been restated to give retroactive effect to the above mentioned stock distributions.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity of the Registrant decreased during 1995. Current assets exceeded current liabilities by $6,228,335 at December 31, 1995. At December 31, 1994 current assets exceeded current liabilities by $8,415,023. This change is primarily due to a decrease in cash and cash equivalents of $3,595,031 and a decrease in short term investments of $1,761,866 and an increase in accounts receivables of $1,833,729, which were used to fund the acquisition of a PCS license, the start up of CPC and related capital requirements, as discussed in Item 1, above.

     The Registrant at December 31, 1995, carried $4,074,000 as long term debt. First Mortgage Bonds comprise $1,440,000 of this amount. These 6.25% bonds mature serially until March 1, 1997. The balance of long term debt is financed with a North Carolina bank at 7.25% with equal quarterly installments of principal and interest until 2001. Annual maturities are $640,000 for 1996, which is reflected as current maturities and not included in long term debt, $2,060,000 for 1997, $620,000 for each of 1998 and 1999.

     The Registrant holds certain investments in state and county municipal bonds. At December 31, 1995, the Company held $8,981,192 in these investments, of which $6,272,377 is classified as long term since the maturity dates are longer than 1 year. See Note 2 of the financial statements.

     The Registrant's primary source of cash over the past three years has been funds provided by operations. For the years ended December 31, 1995, 1994 and 1993, net cash provided by operations totalled approximately $20.3 million, $24.1 million and $16.3 million, respectively. The primary use of cash during the past three fiscal years has been for the purchase of investments, capital projects and dividends, which are discussed above. Also on December 31, 1995, the Registrant had unused lines of credit in the amount of $13.5 million as disclosed in footnote 4 to the financial statements. Also disclosed in footnote 4 are the maturities of long-term debt which total $640,000 for 1996 and $2,060,000 in 1997.

     Investment securities in the amount of $10,316,461 were sold during 1995. Most of this was applied toward purchases of investments in affiliates and capital expenditures in telephone plant.

     No new debt was incurred during 1995 and the $4,029,000 of new debt issued during 1994 was used to retire first mortgage bonds which carried higher interest rates than the prevailing market rates.

     On March 14, 1994, the Registrant entered into a consent decree known as the MSR Site Remediation Agreement with the U.S. EPA and other PRP's, all as described in Item 3, above. A Trust has been established and amounts will be paid periodically to this fund for disbursement as the need for monies arises. The Registrant expects this amount will not have a significant adverse impact on consolidated financial statements.

     On December 31, 1995 construction in progress totaled $14,483. Funds for these additions and other capital expenditures during 1995 were generated internally by operations. It is anticipated that the Registrant will spend approximately $17.6 million for construction expenditures during 1996, as compared to $16.1 million for 1995. Most of this amount, $7.5 million, is projected to be expended in the outside plant area of operations in the form of additional cable facilities. Approximately $6.4 million is to be expended in the switching and central office area of operations in the form of new switching equipment. The source of funds for capital expenditures will be from internal operations.

     As a limited partner of BellSouth Carolinas PCS Limited Liability Partnership, the Registrant is obligated to make certain payments to the Partnership for its pro rata share of the PCS license fee and to make certain capital expenditures for the purpose of constructing and operating the PCS in the Registrant's designated four-county area.
The Registrant estimates that its total obligations in this regard will be approximately $9.1 million over the four-year period ending in 1998. During 1995, the Registrant expended approximately $4.9 million. The Registrant's 1996 obligations are approximately $3.3 million. The Registrant expects to make these payments out of cash generated from operations and investment securities.

     As mentioned above, the Registrant has available two unsecured lines of credit totaling $13,500,000. One of these is in the amount of $10,000,000 from Rural Telephone Finance Corporation (RFTC) and the other is from First Charter National Bank. None of these amounts were used during 1995 and none was outstanding at December 31, 1995.

     Management believes that the Registrant's current reserves and sources of funds are sufficient to meet anticipated working capital and other liquidity needs.

ACCOUNTING CONSIDERATIONS

     Deferred income taxes arise principally from the use, for income tax purposes only, of accelerated methods to compute depreciation on certain telephone plant and from the use of the asset depreciation range system of accounting for depreciable assets. In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires a change from the deferred method of accounting for income taxes to an asset and liability method. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

     Effective January 1, 1993, the Registrant adopted SFAS 109. Pursuant to Statement of Financial Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," a regulatory liability in the amount of approximately $3,500,000 and a corresponding reduction in net deferred income taxes payable were recorded relative to the excess deferred income taxes and the regulatory impact thereof. The regulatory liability and the related tax impact (approximately $1,300,000) will be amortized as a reduction of federal income tax expense over the estimated remaining lives of the assets which generated the deferred taxes.

     The Registrant's regulated telephone operations are subject to the provisions of SFAS 71. Under SFAS 71 CTC is required to account for the economic effects of the rate-making process, including the recognition of depreciation and amortization of plant and equipment over lives approved by the regulators. The ongoing applicability of SFAS 71 to CTC's regulated telephone operations are being constantly monitored due to the changing regulatory environment and to increasing competition. Should the regulated operations of CTC no longer qualify for the application of SFAS 71 at some future date, the required accounting impact could result in a material, non-cash charge against earnings.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investment in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determined fair values and all investments in debt securities. On January 1, 1994, the Registrant adopted SFAS No. 115 and classified all equity securities as securities available for sale (meaning that the Registrant intends to hold these securities for an indefinite period of time but may sell them) and classified all of its debt securities as held to maturity (meaning that the Registrant has the ability to hold them until maturity and intends to do so). On December 31, 1995, the Registrant reclassified all of its held-to-maturity securities to available-for-sale securities based on additional information provided in the FASB Special Report, "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In connection with this reclassification, the Registrant recorded a fair value adjustment of $109,721, which is disclosed net of the tax effect of $43,932 in the Registrant's Consolidated Statement of Stockholders' equity.

     Investment tax credits related to telephone plant have been deferred and amortized as a reduction of Federal income tax expense over the estimated useful lives of the assets giving rise to the credits. In accordance with SFAS 109, unamortized deferred investment tax credits are treated as temporary differences.

     During 1990, the Financial Accounting Standards Board issued SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The SFAS 106 requires the accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to the employee and the employee's beneficiaries and covered dependents. The Registrant adopted the SFAS 106 in 1991. This recognized an additional expense for 1995 in the amount of $1,874,305. During 1994 the expense recognized was $1,895,068 and in 1993 the amount was $2,029,751. A fifteen year period was selected to amortize the Transition Obligation. This period is equal to the average remaining service period of active employees. The Registrant uses the cash basis to fund the cost of future medical benefits.

     Since adoption, the Registrant has been recovering the full accrual (SFAS 106) amount of OPEB costs in its rates with the various jurisdictions. A transition obligation is being amortized and is accepted for the regulatory rates.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant will adopt SFAS No. 121 in fiscal 1996 and does not expect its provisions to have a material effect on the Registrant's consolidated results of operations in the year of adoption.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Registrant either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or to make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

     The Registrant expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1996, the Registrant will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Registrant's consolidated results of operations or financial position.

RESULTS OF OPERATIONS
  1995 COMPARED TO 1994.

     Operating revenue increased by 11.1% for the year ending December 31, 1995, compared to 1994. This increase is primarily due to revenues from CTLD operations and CT Cellular operations.

     Access and toll service, net of toll settlement, increased 4.1% during 1995, compared to 1994, primarily due to an increase in toll volume. The increase was offset substantially by the reduction in toll revenues because the Registrant notified the National Exchange Carrier Association (NECA) that it would begin filing most of its own interstate tariffs effective July 1, 1994. This had the effect of substantially reducing charges to long distance companies for interstate calls by reducing the subsidy paid to other higher cost telephone companies, thereby making Concord a more attractive place for interconnection. It also filed a request with the State Utilities Commission to expand the metro calling plans to pass along to customers some of the savings from the termination of the old plan in which charges for toll calls within the local area were pooled among all telephone companies. The Registrant believes that these actions resulted in a stronger competitive position with the present customer base. This plan was made effective May 1994 and resulted in a transfer of revenues of $3,290,000 to local from toll.

     Local and toll service and access charges are recognized when earned regardless of the period in which they are billed. During 1994, the Registrant ceased participation in certain revenue pools with other telephone companies for certain interstate toll revenues and intrastate toll revenues and began to bill and keep earned revenues. Revenue earned through the various pooling processes is initially recorded based on estimates. Adjustments were recorded based on prior years estimates which increased revenues by $1,351,000 and decreased $283,000 in 1995 and 1994, respectively. All toll and access revenues are finalized through 1994.

     Other and unregulated revenues increased 31.6% during 1995, compared to 1994. This increase is primarily due to earnings from investments available for sale and non-regulated revenues. Non-regulated revenues have increased 17.4% during this year. Non-regulated revenues are more subject to change since demand for their services are subject to competition. However, the Registrant is placing increased emphasis on this area of operations. It is not expected that competition will acquire a significant amount of the non-regulated business.

     Operating expenses, exclusive of depreciation, increased 8.9% during 1995 compared to 1994. The majority of this increase, 46.4% or $1,021,641, is in the corporate operations area of operating expenses and reflects the expenditures to accrue for the expected premature replacement of poles determined to be decaying at a faster than normal rate. Corporate operations increased 16.4% or $957,138 during 1995. Most of this increase was a result of additional expenditures in the customer service area.

     Total other income increased $897,394 or 53.9% during 1995. Most of this increase, $907,731, is the result of accounting for the income in affiliates by use of the equity method. The impact of inflation and changing prices is not readily apparent due to the nature of a regulated utility's pricing. During 1995 inflationary pressures remained very consistent when compared to the two previous years.

  1994 COMPARED TO 1993

     Operating revenues increased by 16.5% in 1994, compared to 1993, due primarily to long distance and cellular operations.

     Access and toll service, net of toll settlement, increased 16.9% in 1994, compared to 1993, primarily due to an increase in toll volume. Further increases in access and toll revenue will be substantially lower due to the Registrant's filing of its own interstate tariffs, effective July 1, 1994, as discussed above.

     Other and unregulated revenues increased 11.3% in 1994, compared to 1993, due to earnings from investments available for sale and non-regulated revenues.

     Operating expenses, exclusive of depreciation, increased 8.7% in 1994, compared to 1993 due primarily to expenditures to upgrade outside plant. Depreciation and amortization expense increased 57.5% due to the "special amortization" expense of $7,010,000 as authorized by the North Carolina Utilities Commission.

     Total other income increased 116% in 1994, compared to 1993, due to an increase in the equity in income of affiliates and interests, dividend income and gain on sale of investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     A document, which includes independent auditors' (KPMG Peat
Marwick LLP) report dated March 1, 1996 entitled:

                                 ITEM 8
          (CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                     SCHEDULE AND AUDITORS' OPINION
                   ANNEXED TO ANNUAL REPORT FORM 10-K)
                           FOR THE THREE YEARS
                         ENDED DECEMBER 31, 1995
                                   OF
                         CT COMMUNICATIONS, INC.

is attached hereto and is filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      L. D. Coltrane, III - Age 77 - Chairman of the Board. Mr. Coltrane served as President of First Charter National Bank for more than five years. He has served as a Director since 1965. In 1973, he was elected Assistant Secretary and Assistant Treasurer and in 1974, Assistant to the President. At the February 27, 1986 Board of Directors meeting, Mr. L. D. Coltrane III was elected to President of the Registrant to succeed his father, L. D. Coltrane, Jr., who died on December 16, 1985. He is the father of Michael R. Coltrane.

      Michael R. Coltrane - Age 49 - President, Chief Executive Officer, Director. Mr. Coltrane is the son of Mr. L. D. Coltrane III. Prior to joining the Company on February 1, 1988, Mr. Coltrane had served as Executive Vice President of First Charter National Bank for more than six years and Vice President of a large regional bank for more than ten years. Mr. Coltrane is a director of U.S. Telecom East and Affiliates, Hilton Head Island, South Carolina, U.S. Intelco Holdings, Inc., Olympia, Washington, Access/On Multimedia, Concord, North Carolina, and First Charter Corporation, Concord, North Carolina. Elected director of the Registrant April 28, 1988.

      Jerry H. McClellan - Age 64 - Executive Vice President and
General Plant Manager since 1985. Elected director of the Registrant April 26, 1984. Served with the Registrant since 1949. Mr. McClellan retired from active employment February 1, 1996.

      Phil W. Widenhouse - Age 70 - Director. Retired as Executive Vice President of the Registrant on July 1, 1992, he continues to serve as director. Served with the Registrant since 1949, Director since 1952. Mr. Widenhouse was elected Executive Vice President in 1971 and served as Treasurer from 1973 to 1990. He is Chairman of the Audit Review Committee and a member of the Board Committee on Compensation. Mr. Widenhouse is a director of Cabarrus Savings Bank, Concord, N.C.

      Mr. John R. Boger, Jr. - Age 66 - Elected director April 27, 1978. General Counsel for the Registrant, Mr. Boger is a practicing attorney with the firm of Williams, Boger, Grady, Davis and Tuttle and has been so employed for more than five years. He is Chairman of the Board Committee on Compensation and a member of the Audit Review Committee. Mr. Boger is a director of Carolina First Banc Shares, Concord, N.C.

      Mrs. Betty Gay Bivens - Age 79 - was elected a director by action of the Board of Directors on January 23, 1986. Mrs. Bivens is the daughter of Mr. L. D. Coltrane, Jr. and the sister of L. D. Coltrane
III. Aunt of Michael R. Coltrane, Mrs. Bivens is a private investor. She is a member of the Board Committee on Compensation and the Audit Review Committee.

     Mr. Ben F. Mynatt - Age 63 - was elected a director by action of the Board of Directors on August 23, 1994. Mr. Mynatt is a member of the Board Committee on Compensation. He is owner of Ben Mynatt Chevrolet Inc. in Concord, N.C. Mr. Mynatt serves as a trustee of Rowan-
Cabarrus Community College, Salisbury N.C. and Wingate University,
Wingate, N.C.

      Mr. Thomas A. Norman - Age 55 - Senior Vice President. Mr. Norman was employed by the Registrant on September 2, 1995. He was formerly employed by Sprint/Centel of Illinois, Des Plains, Illinois. He was Vice President/General Manager at Sprint/Centel prior to joining the Registrant, having served in various capacities during his 30 year telephone career. He was elected to Senior Vice President of Operations and Engineering and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

      Mr. Nicholas L. Kottyan - Age 41 - Senior Vice President. Mr. Kottyan was employed by the Registrant in December 1994 to serve as President-Chief Operating Officer of Carolinas PCS Inc. He was formerly President of Teledial America of North Carolina, Inc. since 1991; and President of Phone America of Carolina Inc., 1987-1991. Mr. Kottyan was named Vice President of Marketing and Customer Operations on May 15, 1995. He was elected to Senior Vice President of Marketing and Customer Operations and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

      Mr. Barry R. Rubens - Age 36, Senior Vice President. Mr. Rubens was employed by the Registrant in October 1992 as Regulatory Affairs Manager. He formerly was a management consultant with the accounting firm of Ernst & Young, Washington, D.C. Mr. Rubens served for eleven years in that capacity. He was elected to Senior Vice President of Finance and Assistant Corporate Secretary by action of the Board of Directors December 14, 1995, and was subsequently made Corporate Secretary in February 1996.

     The present directors of the Registrant were elected at the annual stockholders' meeting held on April 27, 1995 and will serve until the next election scheduled for April 25, 1996. Mr. Mynatt was elected on August 23, 1994 to serve on the Board of Directors.

     No bankruptcy, insolvency or criminal proceeding involving any Director of the Registrant, material to an evaluation of his or her ability and integrity, has occurred.

     Outside directors were paid $300.00 per meeting attended plus travel expenses and a $2,000.00 annual retainer during 1995. Inside directors received no amount other than their usual salaries.

     The 1996 Director Compensation Plan, if adopted by the holders of Class A Common Stock, will reserve 2,500 shares of Class B Common Stock for issuance thereunder. Beginning in 1997, the retainer and any accumulated meeting fees would be paid in stock following the election of directors. Dollar values for the retainer and any accumulated meeting fees would be added together, and this amount will be converted to a number of shares based on fair market value at the time of meetings. Outside directors will receive $5,000.00 as an annual retainer and $500.00 per meeting. The Chair will receive $5,500.00 as an annual retainer and $550.00 per meeting. Committee chairmen will receive $300.00 per meeting and committee members $250.00. Meeting by telephone conference call board members will receive $100.00 and committee members $50.00. Fractional shares will be rounded up to whole shares when issued.

     Pursuant to Section 16 of the Exchange Act, directors and executive officers of the Registrant are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. The Registrant is aware of one late filing of Form 4, promulgated under Section 16, by each of Messrs. Kottyan, Rubens and Norman with regard to beneficial ownership of shares as a result of a grant of stock options to each of these officers during the fourth quarter of 1995. To the Registrant's knowledge, based solely on its review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, the directors and executive officers of the Registrant complied with all other filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The direct remuneration paid by the Registrant during the three fiscal years ended December 31, 1995, to the Chief Executive Officer and each highest paid executive officer whose cash compensation exceeded $100,000 for services in all capacities (together with information as to retirement benefits proposed to be paid under the Registrant's Retirement Plan), are set forth as follows:

                       SUMMARY COMPENSATION TABLE
                                             Long-Term
                                            COMPENSATION
                                               AWARDS
                                             Securities      All
Name and Principal       ANNUAL COMPENSATION Underlying     Other
     POSITION        YEAR SALARY(1) BONUS(2) OPTIONS(#) COMPENSA-
                                                        TION(3)

Michael R. Coltrane  1995  $184,317  $25,000   1000      $ 5,399
 President and Chief 1994  $151,777  $15,000    125      $ 5,002
 Executive Officer   1993  $119,547  $19,750    125      $ 3,080

Jerry H. McClellan   1995  $156,632  $15,000    200      $ 4,399
 Executive Vice      1994  $141,458  $10,000    125      $ 4,576
 President, General  1993  $123,944  $19,667    125      $ 2,904
 Plant Manager
 and Secretary(4)

Nicholas L. Kottyan  1995  $127,402  $    00    500      $    00
 Senior Vice         1994  $  N/A    $  N/A     200      $  N/A
 President(5)        1993  $  N/A    $  N/A      00      $  N/A

Barry R. Rubens      1995  $130,350  $    00    500      $ 3,911
 Senior Vice         1994  $ 90,086  $    00    200      $ 3,212
 President           1993  $ 87,886  $    00      0      $  N/A


Footnotes to Compensation Table:

     1) Amounts shown include cash and non cash compensation received by the executive officer.

     2) An annual bonus has been a long standing tradition of the Registrant. However, approval to pay this bonus is required from the Board of Directors each year. Upon reaching certain economic goals, the Board may award additional amounts at its discretion.

     3) Amounts represent Registrant's matching contributions to the Employee's Savings Plan (401k).

     4) Mr. McClellan retired as an officer and employee of the Registrant effective February 1, 1996.

     5)  Mr. Kottyan was employed by the Registrant December 31, 1994.

COMPREHENSIVE STOCK OPTION PLAN

     Pursuant to the Registrant's Comprehensive Stock Option Plan (the "Plan"), the Registrant may grant options to acquire its Class B Stock to certain key employees of the Registrant and its subsidiaries. The Plan was adopted April 27, 1995 and during 1995 incentive stock options to acquire 3,000 shares of the Class B Stock were granted to certain individuals. The following table sets forth information regarding the number of unexercised options held by the named executive officers at December 31, 1995.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      Individual Grants
                        -----------------------------------------
                        |            | Percent of |             |
                        | Number of  |   Total    |             |
                        | Securities |  Options/  |             |
                        | Underlying |    SARS    |             |
                        |  Options/  | Granted to |             |
                        |    SARS    | Employees  | Exercise of |
                        |  Granted   | in Fiscal  | Base Price  |
                        |    (*)     |   Year     |   ($/Sh)    |
   (a)                  |    (b)     |   (c)      |    (d)      |
----------------------------------------------------------------|
Michael R. Coltrane     |   1000     |   33.3     |   $321.00   |
 Chief Executive Officer|            |            |             |
----------------------------------------------------------------|
                        |            |            |             |
Jerry H. McClellan      |    200     |    6.7     |   $321.00   |
Executive Vice President|            |            |             |
----------------------------------------------------------------|
                        |            |            |             |
Nicholas L. Kottyan     |    500     |   16.7     |   $321.00   |
 Senior Vice President  |            |            |             |
----------------------------------------------------------------|
                        |            |            |             |
Barry R. Rubens         |    500     |   16.7     |   $321.00   |
 Senior Vice President  |            |            |             |
----------------------------------------------------------------|
                        |            |            |             |
Thomas A. Norman        |    200     |    6.7     |   $270.00   |
 Senior Vice President  |    500     |   16.7     |   $321.00   |
----------------------------------------------------------------|


 *  All options granted during 1995 were under the Comprehensive
    Stock Option Plan.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Individual Grants
                         ----------------------------------------
                         |            |                         |
                         |            |  Potential Realizable   |
                         |            |    Value of Assumed     |
                         |            |  Annual Rates of Stock  |
                         |            |    Price Appreciation   |
                         |            |     For Option Term     |
                         | Expiration |-------------------------|
                         |    Date    |    5% ($)  |  10% ($)   |
        (a)              |    (e)     |     (f)    |    (g)     |
----------------------------------------------------------------|
                         |            |            |            |
Michael R. Coltrane      |  12/14/05  |  $201,875  |  $511,591  |
 Chief Executive Officer |            |            |            |
----------------------------------------------------------------|
                         |            |            |            |
Jerry H. McClellan       |  12/14/05  |  $ 40,375  |  $102,318  |
 Executive Vice President|            |            |            |
----------------------------------------------------------------|
                         |            |            |            |
Nicholas L. Kottyan      |  12/14/05  |  $100,938  |  $255,796  |
 Senior Vice President   |            |            |            |
----------------------------------------------------------------|
                         |            |            |            |
Barry R. Rubens          |  12/14/05  |  $100,938  |  $255,796  |
 Senior Vice President   |            |            |            |
----------------------------------------------------------------|
                         |            |            |            |
Thomas A. Norman         |  09/05/05  |  $ 33,960  |  $ 86,062  |
 Senior Vice President   |  12/14/05  |  $100,938  |  $255,796  |
----------------------------------------------------------------


 *  All options granted during 1995 were under the Comprehensive
    Stock Option Plan.

                     AGGREGATED OPTION EXERCISES IN
                 FISCAL 1995 AND YEAR-END OPTION VALUES

         --------------------------------------------------------
         |           |            |        Number of            |
         |           |            |       Unexercised           |
         |           |            |       Options at            |
         |  Shares   |            |      Year-End 1995 (2)      |
         | Acquired  |  Value     |-----------------------------|
Name     |on Exercise| Realized(1)| Exercisable | Unexercisable |
----------------------------------------------------------------|
         |           |            |             |               |
Michael  |           |            |             |               |
R.       |           |            |             |               |
Coltrane |   160     |  $27,840   |     371     |     1000      |
----------------------------------------------------------------|
         |           |            |             |               |
Jerry H. |           |            |             |               |
McClellan|   100     |  $14,900   |     206     |      200      |
----------------------------------------------------------------|
         |           |            |             |               |
Nicholas |           |            |             |               |
L.       |           |            |             |               |
Kottyan  |     0     |  $    00   |     200     |      500      |
----------------------------------------------------------------|
         |           |            |             |               |
Barry R. |           |            |             |               |
Rubens   |     0     |  $    00   |     200     |      500      |
----------------------------------------------------------------|
         |           |            |             |               |
Thomas A.|           |            |             |               |
Norman   |     0     |  $    00   |     200     |      500      |
----------------------------------------------------------------


(1)  Based on market value at time of exercise.

(2)  All exercisable options were granted under the Executive
     Stock Option Plan and all unexercisable options were granted under the Comprehensive Stock Option Plan.

(3) Based on the last known selling price of $325.00 at December 31, 1995.
                     AGGREGATED OPTION EXERCISES IN
                 FISCAL 1995 AND YEAR-END OPTION VALUES

             ------------------------------
             |        Value of            |
             |       Unexercised          |
             |       In-the-Money         |
             |       Options at           |
             |      Year-End 1995 (3)     |
             |----------------------------|
Name         | Exercisable | Unexercisable|
             |----------------------------|
Michael R.   |             |              |
    Coltrane |   $42,779   |    $4,000    |
------------------------------------------|
             |             |              |
Jerry H.     |             |              |
    McClellan|   $33,094   |    $  800    |
------------------------------------------|
             |             |              |
Nicholas L.  |             |              |
    Kottyan  |   $16,200   |    $2,000    |
------------------------------------------|
             |             |              |
Barry R.     |             |              |
    Rubens   |   $18,325   |    $2,000    |
------------------------------------------|
             |             |              |
Thomas A.    |             |              |
    Norman   |   $11,000   |    $2,000    |
------------------------------------------


(1)  Based on market value at time of exercise.

(2)  All exercisable options were granted under the Executive
     Stock Option Plan and all unexercisable options were granted under the Comprehensive Stock Option Plan.

(3) Based on the last known selling price of $325.00 at December 31, 1995.
EXECUTIVE STOCK OPTION PLAN

     Recognizing the necessity to attract and retain top-level executive personnel, the Board adopted a resolution on January 26, 1989, to establish a non-qualified 1989 Executive Stock Option Plan (the "Executive Plan"). This Resolution was approved by the stockholders at the Annual Meeting of April 27, 1989. Two thousand shares of Class B Stock were reserved for issuance under the Executive Plan and options for all shares have been granted. No options were granted in 1995 under this plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Board approved a Resolution on April 27, 1995 to establish the Employee Stock Purchase Plan (the "ESPP"). This Plan provides for the sale of up to 2,500 shares of the Registrant's Class B Stock to employees of the Registrant and its subsidiaries.

     Subsequent to approval, the Registrant offered to sell to all employees these shares for $248.00 per share, the market price for the shares at that time. The employees purchased 1,576 shares of this offering during 1995 before the offering expired on July 31, 1995.

RESTRICTED STOCK AWARD PROGRAM

     The Board also approved on April 27, 1995 a Restricted Stock Award Program (the "RSAP"). The purpose of the RSAP is to provide deferred compensation and additional equity participation to each RSAP participant based on the award of Class B Stock. The RSAP is also intended to benefit the Registrant or its subsidiaries by creating an additional employment incentive for the RSAP participants. The aggregate amount of Class B Stock that may be awarded to participants under the RSAP is 5,000 shares. Any grant of shares may be made from authorized but unissued shares of Class B Stock or issued shares of Class B Stock obtained on the open market. During 1995, 242 shares were issued to RSAP participants from previously unissued shares through the RSAP.

     Class B Stock issued under the RSAP will carry certain restrictions for a length of time to be determined at the date of award. Prior to the end of a Restricted Period, a Participant may not sell, transfer, assign, pledge, hypothecate or otherwise dispose of, grant a security interest in or encumber any of such shares of Restricted Stock except as provided in the RSAP for death or disability and termination of employment other than for retirement. All shares currently issued under the RSAP carry a restricted period of ten years.

     Upon a RSAP participant's retirement with the consent of the Registrant or one of its subsidiaries during the Restricted Period, all restrictions on the Class B Stock granted hereunder shall lapse and the participant will own the Class B Stock without restrictions.

EMPLOYEE SAVINGS PLAN

     The Registrant has an Employee Savings Plan 401(k) in which a participant may voluntarily elect to have a portion of his salary deferred. He may save from 2% to 10% of his salary, subject to statutory limitations. The Registrant makes a matching contribution of 25% up to 4% of salary deferred. The Registrant also may make supplemental contributions each year to be allocated to participant accounts. The Registrant's matching contribution totaled $322,867, $308,515 and $192,962 in 1995, 1994 and 1993, respectively.

THE RETIREMENT PLAN

     The Registrant has in effect a non-contributory pension plan which applies to all employees including officers who have completed one year of service and attained age 21.

     The amount of annual benefit to be paid in monthly installments for life, based on service to normal retirement date and straight life annuity, is the sum of:

     1) 1.1 percent of average compensation multiplied by creditable service not in excess of 40 years; plus

     2) .65 percent of average compensation in excess of covered compensation multiplied by creditable service not in excess of 35 years.

     Covered compensation is determined from Internal Revenue Service tables published annually.

     Payments are not offset by Social Security.

     Contributions for officers to the Registrant's pension plan fund are not included since they cannot be readily calculated by the regular actuary for the plan.

TABLE OF ESTIMATED ANNUAL BENEFITS PAYABLE UPON RETIREMENT*

5 year Average    Estimated Annual Benefits Payable
Annual pay        upon Retirement for years of Creditable Service

                       20                30                40
                      ----              ----              ----
$ 50,000             14,146.           21,219.           27,506.

  75,000             22,896.           34,344.           44,193.

 100,000             31,646.           47,469.           60,880.

 125,000             40,396.           60,594.           77,568.

 150,000             49,146.           73,719.           94,256.

*Assuming a normal retirement date of 12/31/95.

     As of December 31, 1995, the credited years of service, for each named executive officer, under the retirement plan were approximately as follows:

Mr. Coltrane 7 years, Mr. McClellan 39 years, Mr. Kottyan 1 year and Mr. Rubens 3 years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table presents information regarding the beneficial ownership by all directors and executive officers of the Registrant of the Registrant's various classes or series of equity securities as of December 31, 1995. In addition, the table presents information regarding each shareholder known to the Registrant to beneficially own more than 5% of the Registrant's Voting Common Stock, which is the only class of securities of the Registrant with general voting rights. Except as provided below, the Registrant understands the persons named below have sole voting and investment control over all of the shares included in the table.

a)  Voting Common
                            Title       Amount        Percent of
                             of        (Shares)          Class
Name and Address            Class        Owned        Outstanding
----------------            -----      --------       -----------
L. D. Coltrane III         Class A      11,423 (2)        15.1%
P.O. Box 227
Concord, NC  28026-0227

Michael R. Coltrane        Class A       9,918 (3)        13.1%
P.O. Box 227
Concord, NC  28026-0227

Betty Gay Bivens           Class A       9,658            12.8%
400 Avinger Lane
Davidson, NC  28036

Ramark & Co.               Class A       6,911             9.1%
(Nominee Name of First
Charter National Bank
Trust Department)
P.O. Box 228
Concord, NC  28026-0228

Mrs. Mariam C. Schramm     Class A       5,175             6.8%
(Mrs. T. M. Schramm)
400 Avinger Lane
Davidson, NC  28036

World Div. Bd. of Global   Class A       5,032             6.6%
Min. U. M. Church
475 Riverside Drive
15th Floor
New York, NY  10027

Phil W. Widenhouse         Class A         778 (4)         1.0%
P.O. Box 227
Concord, NC  28026-0227

Jerry H. McClellan         Class A          95 (5)          *
P.O. Box 227
Concord, NC  28026-0227

Kenneth R. Argo            Class A          13              *
P.O. Box 227
Concord, NC  28026-0227

                            Title       Amount        Percent of
                             of        (Shares)          Class
Name and Address            Class        Owned        Outstanding
----------------            -----      --------       -----------
John R. Boger              Class A          10              *
147 Union St. S.
Concord, NC  28025

Ben F. Mynatt              Class A           6              *
1980 Hwy. 73 E.
Concord, NC  28025

Barry R. Rubens            Class A           6              *
P.O. Box 227
Concord, NC  28026-0227

Nickolas L. Kottyan        Class A           5              *
P.O. Box 227
Concord, NC  28026-0227

Thomas A. Norman           Class A           5              *
P.O. Box 227
Concord, NC  28026-0227

Roy W. Long                Class A           2              *
P.O. Box 227
Concord, NC  28026-0227



b)  Non-Voting Class B

Mrs. Mariam C. Schramm     Class B      24,363             5.8%
(Mrs. T. M. Schramm)
400 Avinger Lane
Davidson, NC  28036

Michael R. Coltrane        Class B       7,552 (6)         1.8%
P.O. Box 227
Concord, NC  28026-0227

Phil W. Widenhouse         Class B       5,460 (7)         1.3%
P.O. Box 227
Concord, NC  28026-0227

Betty Gay Bivens           Class B       2,600              *
400 Avinger Lane
Davidson, NC  28036

Jerry H. McClellan         Class B         955 (8)          *
P.O. Box 227
Concord, NC  28026-0227

                            Title       Amount        Percent of
                             of        (Shares)          Class
Name and Address            Class        Owned        Outstanding
----------------            -----      --------       -----------
Kenneth R. Argo            Class B         805 (9)          *
P.O. Box 227
Concord, NC  28026-0227

Ben F. Mynatt              Class B         430              *
1980 Hwy. 73 E.
Concord, NC  28025

L. D. Coltrane III         Class B         410 (10)         *
P.O. Box 227
Concord, NC  28026-0227

Roy W. Long                Class B         181 (11)         *
P.O. Box 227
Concord, NC  28026-0227

Barry R. Rubens            Class B         329 (12)         *
P.O. Box 227
Concord, NC  28026-0227

Nicholas L. Kottyan        Class B         320 (13)         *
P.O. Box 227
Concord, NC  28026-0227

Thomas A. Norman           Class B         123              *
P.O. Box 227
Concord, NC  28026-0227

John R. Boger              Class B          73              *
147 Union St. S.
Concord, NC  28025



c)  5% Preferred

Phil W. Widenhouse         5% Pref.         57               *
P.O. Box 227
Concord, NC  28026-0227

Michael R. Coltrane        5% Pref.         24               *
P.O. Box 227
Concord, NC  28026-0227


d)  4 1/2% Preferred

Michael R. Coltrane        4 1/2% Pref.     15               *
P.O. Box 227
Concord, NC  28026-0227


                            Title       Amount        Percent of
                             of        (Shares)          Class
Name and Address            Class        Owned        Outstanding
----------------            -----      --------       -----------
e)  All directors,         Class A      37,094             49.0%
nominees and executive     Class B      44,869             10.7%
officers of the            5% Pref.         81               *
Corporation as a group     4 1/2% Pref.     15               *
(13 persons) (14)


       * Less than 1%.

      (1)  Unless otherwise noted, all shares of Class A Common
           Stock and Class B Common Stock set forth in the table are directly owned, with sole voting and investment power, by such shareholder.

      (2)  Includes 1,423 shares owned by spouse.

      (3) Includes 5,831 shares held by trusts for which Mr. Coltrane is a co-trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, and 192 shares owned by spouse.

      (4)  Includes 42 shares owned by spouse.

      (5)  Includes 45 shares owned by spouse.

      (6) Includes 6,249 shares held by trusts for which Mr. Coltrane is a co-trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, 50 shares owned by spouse, and 371 shares represented by currently exercisable options.

      (7)  Includes 2,806 shares owned by spouse.

      (8) Includes 299 shares owned by spouse and 306 shares represented by currently exercisable options.

      (9) Includes 10 shares represented by currently exercisable options.

     (10) Includes 3 shares owned by spouse and 125 shares represented by currently exercisable options.

     (11) Includes 18 shares held jointly with spouse with respect to which Mr. Long has shared voting and investment power, 18 shares owned by a child with respect to which Mr. Long is custodian, and 31 shares represented by currently exercisable options.

     (12) Includes 225 shares represented by currently exercisable options.

     (13) Includes 200 shares represented by currently exercisable options.

     (14) Includes an aggregate of 1,268 shares represented by currently exercisable options.

     Does not include 6,911 shares of Voting Common Stock, 6,332 shares of Nonvoting Common Stock, 70 shares of 4 1/2% Preferred Stock and 394 shares of 5% Preferred Stock held by First Charter National Bank. Mr. L. D. Coltrane III and Mr. Michael R. Coltrane are shareholders and Mr. Michael R. Coltrane is a director of First Charter Corporation, the parent corporation of First Charter National Bank.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT

     The Registrant may from time to time have short-term loans outstanding with First Charter National Bank, Concord, North Carolina. With respect to First Charter National Bank, Mr. L. D. Coltrane III is a member of the Advisory Board and a stockholder and Mr. Michael R. Coltrane is a director. As of December 31, 1995, the Registrant had no outstanding loans with First Charter National Bank.

     First Charter National Bank is the Trustee of the Employees Stock Ownership Plan, the Employees Savings Plus Plan and the Employees
Pension Plan of The Concord Telephone Company. A fee of $164,471 was paid the bank for such services in 1995.

     The Company has an available line of credit totaling $3,500,000 at First Charter National Bank. None of this amount is outstanding at December 31, 1995 and none was used during 1995.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

     (a)(1)  Consolidated Financial Statements.

         The following financial statements, together with reports thereon of independent auditors are included in response to Item 8:

                                                             PAGE
         .  Independent Auditors' Report                     F-2

         .  Consolidated balance sheets as of                F-3
            December 31, 1995 and 1994

         .  Consolidated statements of income for the years  F-5
            ended December 31, 1995, 1994 and 1993

         .  Consolidated statements of stockholders' equity
            for the years ended December 31, 1995, 1994 and
            1993                                             F-6

         .  Consolidated statements of cash flows for the    F-7
            years ended December 31, 1995, 1994 and 1993

         .  Notes to consolidated financial statements for   F-8
            the years ended December 31, 1995, 1994 and 1993

        (2) Financial Statements Schedule

         The following financial statement schedule is included:

         . Schedule II - Valuation and Qualifying Accounts   F-22

         Other schedules are omitted because the required information is included in the financial statements or is not applicable.


     (b) Reports on Form 8-K.

         None.

     (c) The exhibits filed as a part of this report and exhibits incorporated herein by reference to other documents are listed in the index to Exhibits to this Annual Report on Form 10-K.

                               SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

     (Registrant)               CT COMMUNICATIONS, INC.


              By:               /s/ MICHAEL R. COLTRANE
                                _________________________________
                                Michael R. Coltrane
                                President and Chief Executive
                                  Officer

                                MARCH 26, 1996
                                        Date



              By:               /s/ ROY W. LONG
                                _________________________________
                                Roy W. Long
                                Vice President, Treasurer and
                                  Chief Financial Officer

                                MARCH 26, 1996
                                        Date


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              By:               /s/ MICHAEL R. COLTRANE
                                _________________________________
                                Michael R. Coltrane
                                President and Chief Executive
                                  Officer

                                MARCH 26, 1996
                                        Date


              By:               /s/ L. D. COLTRANE III
                                _________________________________
                                L. D. Coltrane III
                                Chairman of the Board

                                MARCH 26, 1996
                                        Date

              By:               /s/ JOHN R. BOGER, JR.
                                _________________________________
                                John R. Boger, Jr.
                                Director

                                MARCH 26, 1996
                                        Date



              By:               /s/ PHIL W. WIDENHOUSE
                                _________________________________
                                Phil W. Widenhouse
                                Director

                                MARCH 26, 1996
                                        Date



              By:               /s/ JERRY H. MCCLELLAN
                                _________________________________
                                Jerry H. McClellan
                                Executive Vice President,
                                General Plant Manager,
                                Secretary and Director

                                MARCH 26, 1996
                                        Date



              By:               /s/ BETTY GAY BIVENS
                                _________________________________
                                Betty Gay Bivens
                                Director

                                MARCH 26, 1996
                                        Date



              By:               /s/ BEN F. MYNATT
                                _________________________________
                                Ben F. Mynatt
                                Director

                                MARCH 26, 1996
                                        Date




                CT COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                    DECEMBER 31, 1995, 1994, AND 1993


               (WITH INDEPENDENT AUDITORS' REPORT THEREON)



KPMG PEAT MARWICK LLP

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CT Communications, Inc.:

We have audited the consolidated financial statements of CT Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments as of January 1, 1994 to adopt the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
As discussed in Note 1, the Company changed its method of accounting for income taxes on January 1, 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."
                                   KPMG PEAT MARWICK LLP
Charlotte, North Carolina
March 1, 1996

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

ASSETS
                                                 1995     1994
                                                 ----     ----
Current assets:
 Cash and cash equivalents             $  4,751,204     8,346,235
 Short-term investments (note 2)          2,711,699     4,473,565
 Accounts receivable, net of
  allowance for doubtful accounts
  of $100,000 in 1995 and 1994            8,878,698     7,044,969
 Refundable income taxes                    176,228           -
 Materials and supplies                   1,803,419     1,422,406
 Deferred income taxes (note 8)              71,324       468,200
 Prepaid expenses and other assets          533,385       238,579
                                       -------------  -----------
           Total current assets          18,925,957    21,993,954
                                       ------------   -----------

Investment securities (note 2)            9,074,888    11,033,655
Investments in affiliates (note 3)       21,788,955    13,018,607
Property, plant, and equipment:
 Telephone plant in service
  (notes 1c and 4):
   Land, buildings, and
    general equipment                    17,400,228    17,883,647
   Central office equipment              47,037,535    38,396,870
   Poles, wires, cables and conduit      65,849,055    60,153,447
 Construction in progress                    14,483       464,065
                                       ------------  ------------
                                        130,301,301   116,898,029
   Less accumulated depreciation         72,325,624    63,057,606
                                       ------------  ------------
    Net property, plant, and equipment   57,975,677    53,840,423
                                       ------------  ------------



                                       $107,765,477    99,886,639
                                       ============   ===========

See accompanying notes to consolidated financial statements.



LIABILITIES AND STOCKHOLDERS' EQUITY
                                               1995       1994
                                               ----       ----
Current liabilities:
 Current portion of long-term debt
  and redeemable preferred stock
  (notes 4 and 5)                        $    652,500  1,540,000
 Accounts payable                            8,852,272 8,141,677
 Customer deposits and advance billings     1,080,773    989,810
 Accrued payroll                              468,390    387,526
 Accrued pension cost (note 7)              1,143,033    967,699
 Other accrued liabilities                    500,654    377,860
 Income taxes payable                             -    1,174,359
                                         ------------ ----------
  Total current liabilities                12,697,622 13,578,931
                                         ------------ ----------
Long-term debt (note 4)                     4,074,000  4,714,000
                                         ------------ ----------

Deferred credits and other liabilities:
 Deferred income taxes (note 8)             1,568,455  3,251,202
 Investment tax credits (note 8)            1,148,850  1,397,388
 Regulatory liability (note 1 g)            2,633,285  3,047,956
 Postretirement benefits other than
  pension (note 7)                          8,104,965  6,468,528
 Other                                      1,103,098  1,103,098
                                         ------------ ----------
                                           14,558,653 15,268,172
                                         ------------ ----------
Redeemable preferred stock, $100 par value:
 4.8% series; authorized 5,000 shares;
 issued and outstanding 1,750 and 1,875
 shares in 1995 and 1994, respectively
 (note 5)                                     162,500    175,000
                                         ------------ ----------
          Total liabilities                31,492,775 33,736,103
                                         ------------ ----------
Stockholders' equity:
 Preferred stock not subject to mandatory
  redemption (note 6):  5% series, $100
   par value; 15,087 shares outstanding     1,508,700  1,508,700
  4.5% series, $100 par value; 2,000
   shares outstanding                         200,000    200,000
  Discount on 5% preferred stock             (16,059)    (16,059)
 Common stock (note 6):
  Voting, $50 par value; 75,673
   shares outstanding                       3,783,650  3,783,650
  Nonvoting, $50 par value;
   outstanding 418,667 shares
   in 1995 and 416,256 shares in 1994      20,933,350 20,812,800
  Premium on common voting stock              237,444    237,444
  Premium on common nonvoting stock         2,181,427  1,715,302
 Other capital                                298,083    298,083
 Unearned compensation (note 6)               (60,752)       -
 Unrealized gain on securities
  available-for-sale (note 2)               1,196,766    284,396
 Equity in earnings of investment                 -      260,624
 Retained earnings                         46,010,093 37,065,596
          Total stockholders' equity       76,272,702 66,150,536
Contingency (note 9)                      ----------- ----------
                                         $107,765,477 99,886,639
                                         ============ ==========



CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1995, 1994 and 1993

                                  1995        1994       1993
                                  ----        ----       ----
Operating revenues:
 Local service               $21,230,607  18,817,818  16,123,529
 Access and toll service      25,573,118  24,571,148  21,018,881
 Other and unregulated         9,551,076   7,259,527   6,519,419
 Less provision for
  uncollectible accounts        (335,958)   (221,074)   (380,483)
                             -----------  ----------  ----------
     Total operating revenues 56,018,843  50,427,419  43,281,346
                             -----------  ----------  ----------

Operating expenses (note 1c):
 Plant specific               11,229,423  11,004,928   9,451,858
 Depreciation and
  amortization                11,968,090  14,426,629   9,161,841
 Customer operations           8,348,246   7,391,108   7,410,791
 Corporate operations          7,256,798   6,235,157   5,786,882
                             -----------  ----------  ----------
     Total operating expenses 38,802,557  39,057,822  31,811,372
                             -----------  ----------  ----------
     Net operating revenues   17,216,286  11,369,597  11,469,974
                             -----------  ----------  ----------
Other income (expenses):
 Equity in income of
  affiliates                   2,203,706   1,295,975     594,197
 Interest, dividend income
  and gain on sale               939,139   1,053,658     726,412
 Other expenses, principally
  interest                      (581,764)   (685,946)   (549,493)
                             -----------  ----------  ----------
     Total other income        2,561,081   1,663,687     771,116
                             -----------  ----------  ----------
     Income before income
      taxes                   19,777,367  13,033,284   12,241,090

Income taxes (note 8)          6,760,624   4,688,936    4,282,180
                             -----------  ----------  ----------
     Net income               13,016,743   8,344,348    7,958,910

Dividends on preferred stock      93,135      93,948       93,562
                             -----------  ----------  ----------
Earnings for common stock    $12,923,608   8,250,400    7,865,348
                             ===========  ==========   ==========
Earnings per common share    $     26.22       16.77        15.98
                             ===========  ==========   ==========
See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                     5% Series        4.5% Series
                                     Preferred         Preferred
                                       Stock             Stock
                                     ---------        -----------
Balances at December 31, 1992       $1,511,200            200,000

Acquisition of 25 shares of
 5% preferred stock                    (2,500)                -
Issuance of 60 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
                                    ----------        -----------
Balances at December 31, 1993        1,508,700            200,000

Issuance of 225 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                 -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                              -                   -
Unrealized gain on investment
 in affiliates                            -                   -
                                    ----------        -----------
Balances at December 31, 1994        1,508,700            200,000

                                     5% Series        4.5% Series
                                     Preferred         Preferred
                                       Stock             Stock
                                     ---------        -----------
Issuance of 2,411 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise
 of stock options                         -                   -
Realized gain on investment in
 affiliates                               -                   -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -                   -
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                          -                   -
                                    ----------        -----------
Balances at December 31, 1995       $1,508,700            200,000
                                    ==========        ===========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                     Discount on        Voting
                                    5% Preferred        Common
                                       Stock             Stock
                                    ------------      -----------
Balances at December 31, 1992         (16,086)          3,030,650

Acquisition of 25 shares of
 5% preferred stock                        27                 -
Issuance of 60 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options
                                    ------------      -----------
Balances at December 31, 1993         (16,059)          3,030,650

Issuance of 225 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                 -               753,000
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                              -                   -
Unrealized gain on investment
 in affiliates                            -                   -
                                    ------------      -----------
Balances at December 31, 1994         (16,059)          3,783,650

                                     Discount on        Voting
                                    5% Preferred        Common
                                       Stock             Stock
                                    ------------      -----------
Issuance of 2,411 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise
 of stock options                         -                   -
Realized gain on investment in
 affiliates                               -                   -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -                   -
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                          -                   -
                                    ------------      -----------
Balances at December 31, 1995         (16,059)          3,783,650
                                    ============      ===========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                                      Premium on
                                     Non-Voting         Common
                                       Common           Voting
                                       Stock            Stock
                                    ----------        -----------
Balances at December 31, 1992       16,649,850            237,444

Acquisition of 25 shares of
 5% preferred stock                       -                   -
Issuance of 60 shares of
 nonvoting common stock                  3,000              7,800
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
                                    ----------        -----------
Balances at December 31, 1993       16,652,850            237,444

Issuance of 225 shares of
 nonvoting common stock                 11,250             35,050
Net income                                -                   -
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                            4,148,700                -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
Implementation of change in
 accounting for debt and equity           -                   -
 securities, net of tax effect
 of $181,827                              -                   -
Unrealized gain on investment
 in affiliates                            -                   -
                                    ----------        -----------

Balances at December 31, 1994       20,812,800            237,444

                                                      Premium on
                                     Non-Voting         Common
                                       Common           Voting
                                       Stock            Stock
                                    ----------        -----------
Issuance of 2,411 shares of
 nonvoting common stock                120,550                -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise
 of stock options                         -                   -
Realized gain on investment in
 affiliates                               -                   -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -                   -
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                          -                   -
                                    ----------        -----------
Balances at December 31, 1995       20,933,350            237,444
                                    ==========        ===========
See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                    Premium on
                                      Common
                                    Non-Voting          Other
                                       Stock            Capital
                                    ----------        -----------
Balances at December 31, 1992        1,663,903           298,083

Acquisition of 25 shares of
 5% preferred stock                      7,800                -
Issuance of 60 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                           1,802                -
                                    ----------        -----------
Balances at December 31, 1993        1,673,505            298,083

Issuance of 225 shares of
 nonvoting common stock                 35,050                -
Net income                                -                   -
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                 -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                           6,747                -
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                              -                   -
Unrealized gain on investment
 in affiliates                            -                   -
                                    ----------        -----------
Balances at December 31, 1994        1,715,302            298,083

                                    Premium on
                                      Common
                                    Non-Voting          Other
                                       Stock            Capital
                                    ----------        -----------
Issuance of 2,411 shares of
 nonvoting common stock                466,125                -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise
 of stock options                         -                   -
Realized gain on investment in
 affiliates                               -                   -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -                   -
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                          -                   -
                                    ----------        -----------
Balances at December 31, 1995        2,181,427            298,083
                                    ==========        ===========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                                   Net Unrealized
                                                      Gain on
                                                     Securities
                                     Unearned         Available
                                   Compensation        for Sale
                                   ------------    --------------
Balances at December 31, 1992             -                   -

Acquisition of 25 shares of
 5% preferred stock                       -                   -
Issuance of 60 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
                                   ------------    --------------
Balances at December 31, 1993             -                   -

Issuance of 225 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                 -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise of
 stock options                            -                   -
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                              -               284,396
Unrealized gain on investment
 in affiliates                            -                   -
                                   ------------    --------------
Balances at December 31, 1994             -               284,396

                                                   Net Unrealized
                                                      Gain on
                                                     Securities
                                     Unearned         Available
                                   Compensation        for Sale
                                   ------------    --------------
Issuance of 2,411 shares of
 nonvoting common stock                   -                   -
Net income                                -                   -
Dividends declared
 5% preferred                             -                   -
 4.8% preferred                           -                   -
 4.5% preferred                           -                   -
 Voting common                            -                   -
 Nonvoting common                         -                   -
Tax benefit from exercise
 of stock options                         -                   -
Realized gain on investment in
 affiliates                               -                   -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -               912,370
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                       (60,752)               -
                                   ------------    --------------
Balances at December 31, 1995          (60,752)         1,196,766
                                   ============    ==============

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                     Equity in
                                     Earnings of        Retained
                                     Investment         Earnings
                                     ---------        -----------
Balances at December 31, 1992             -           33,647,608

Acquisition of 25 shares of
 5% preferred stock                       -                   -
Issuance of 60 shares of
 nonvoting common stock                   -                   -
Net income                                -            7,958,910
Dividends declared
 5% preferred                             -              (74,387)
 4.8% preferred                           -              (10,175)
 4.5% preferred                           -               (9,000)
 Voting common                            -             (587,946)
 Nonvoting common                         -           (3,230,365)
Tax benefit from exercise of
 stock options                            -               14.768
                                   ------------    --------------
Balances at December 31, 1993             -           37,709,413

Issuance of 225 shares of
 nonvoting common stock                   -                   -
Net income                                -            8,344,348
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                 -           (5,012,517)
Dividends declared
 5% preferred                             -              (75,373)
 4.8% preferred                           -               (9,575)
 4.5% preferred                           -               (9,000)
 Voting common                            -             (599,696)
 Nonvoting common                         -           (3,297,468)
Tax benefit from exercise of
 stock options                            -               15,464
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                              -                   -
Unrealized gain on investment
 in affiliates                         260,624                -
                                   ------------    --------------
Balances at December 31, 1994          260,624        37,065,596
                                   ============    ==============



                                     Equity in
                                     Earnings of        Retained
                                     Investment         Earnings
                                     ---------        -----------
Issuance of 2,411 shares of
 nonvoting common stock                   -                   -
Net income                                -           13,016,743
Dividends declared
 5% preferred                             -              (75,435)
 4.8% preferred                           -               (8,700)
 4.5% preferred                           -               (9,000)
 Voting common                            -             (612,951)
 Nonvoting common                         -           (3,381,472)
Tax benefit from exercise
 of stock options                         -               15,312
Realized gain on investment in
 affiliates                           (260,624)              -
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                              -                   -
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                          -                   -
                                   ------------    --------------
Balances at December 31, 1995             -           46,010,093
                                   ============    ==============
See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                               Total
                                            Stockholders'
                                               Equity
                                            -------------
Balances at December 31, 1992                 57,222,652

Acquisition of 25 shares of
 5% preferred stock                               (2,473)
Issuance of 60 shares of
 nonvoting common stock                           10,800
Net income                                     7,958,910
Dividends declared
 5% preferred                                    (74,387)
 4.8% preferred                                  (10,175)
 4.5% preferred                                   (9,000)
 Voting common                                  (587,946)
 Nonvoting common                             (3,230,365)
Tax benefit from exercise of
 stock options                                    16.570
                                            -------------
Balances at December 31, 1993                 61,294,586

Issuance of 225 shares of
 nonvoting common stock                           46,300
Net income                                     8,344,348
Issuance of 15,060 shares of
 voting  and 82,974 shares
 non-voting common stock in the
 form of a one-for-four stock
 dividend                                       (110,817)
Dividends declared
 5% preferred                                    (75,373)
 4.8% preferred                                   (9,575)
 4.5% preferred                                   (9,000)
 Voting common                                  (599,696)
 Nonvoting common                             (3,297,468)
Tax benefit from exercise of
 stock options                                    22,211
Implementation of change in
 accounting for debt and equity
 securities, net of tax effect
 of $181,827                                     284,396
Unrealized gain on investment
 in affiliates                                   260,624
                                            -------------
Balances at December 31, 1994                 66,150,536

                                               Total
                                            Stockholders'
                                               Equity
                                            -------------
Issuance of 2,411 shares of
 nonvoting common stock                          586,675
Net income                                    13,016,743
Dividends declared
 5% preferred                                    (75,435)
 4.8% preferred                                   (8,700)
 4.5% preferred                                   (9,000)
 Voting common                                  (612,951)
 Nonvoting common                             (3,381,472)
Tax benefit from exercise
 of stock options                                 15,312
Realized gain on investment in
 affiliates                                     (260,624)
Unrealized gain on investment
 securities, net of tax effect
 of $583,297                                     912,370
Unearned compensation related
 to the granting of 242 shares
 of restricted nonvoting common
 stock, net of $4,256 earned
 during the year                                 (60.752)
                                            -------------
Balances at December 31, 1995                 76,272,702
                                            =============

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994 and 1993

                                1995         1994        1993
                                ----         ----        ----
Cash flows from operating
activities:
 Net income                 $13,016,743    8,344,348   7,958,910
 Adjustments to reconcile
 net income to
  net cash provided by
  operating activities:
   Depreciation and
   amortization              11,968,090   14,426,629   9,161,841
   Deferred income taxes
   and tax credits           (2,532,397)  (3,637,966) (1,639,655)
   Postretirement benefits    1,811,771    1,691,934   1,797,827)
   Loss (gain) on sale of
   investment securities          5,745     (270,296)    (62,311)
   Undistributed income of
   affiliates                (1,079,323)  (1,295,975)   (594,197)
   Increase in accounts
   receivable                (1,833,729)    (447,232)   (713,378)
   Increase in materials
   and supplies                (381,013)     (39,152)    (27,608)
   Decrease (increase) in
   other current assets        (294,806)     (22,838)     37,620
   Increase in accounts
   payable                      710,595    3,565,484     626,736
   Increase in customer
   deposits and advance
   billings                      90,963      129,998      62,223
   Increase in accrued
   liabilities                  203,657      259,110      32,714
   Increase (decrease) in
   income taxes payable      (1,350,587)   1,367,327    (368,927)
      Net cash provided by
        operating activities 20,335,709   24,071,371  16,271,795

Cash flows from investing
activities:
 Capital expenditures
 - telephone plant          (16,129,492) (12,235,699) (6,378,134)
 Salvage value -
 telephone plant retired         26,148       70,719     (25,842)
 Purchases of investments
 in affiliates               (8,665,390)  (9,245,045)(12,447,049)
 Purchases of investment
 securities                  (9,787,257)    (219,855)        -
 Proceeds from sale of
 investment securities       10,316,461      324,746   5,450,138
 Maturities of investment
 securities                   4,681,351    7,192,217   1,215,000
 Partnership capital
 distribution                   713,761          -           -
      Net cash used in
      investing activities  (18,844,418) (14,112,917)(12,185,887)

Cash flows from financing
activities:
 Repayment of long-term
 debt                        (1,527,500)  (4,256,500)   (138,000)
 Proceeds from new debt             -      4,029,000         -
 Redemption of preferred
 stock                          (12,500)     (12,500)    (12,500)
 Dividends paid              (4,087,558)  (4,101,929) (3,912,174)
 Proceeds from common
 stock issuance                 586,675       46,300      10,800
 Other                          (45,439)      22,211      14,098
      Net cash used in
      financing activities   (5,086,322)  (4,273,418) (4,037,776)

Net (decrease) increase in
cash and cash equivalents    (3,595,031)   5,685,036      48,132

Cash and cash equivalents -
beginning of year             8,346,235    2,661,199   2,613,067
Cash and cash equivalents -
end of year                 $ 4,751,204    8,346,235   2,661,199
Supplemental cash flow
information:
 Cash paid for income
  taxes                     $10,589,211    5,504,103   6,265,000
 Cash paid for interest         398,376      497,592     479,958

See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)     DESCRIPTION OF BUSINESS

CT Communications, Inc. and subsidiaries operate entirely in the communications industry and provide local and long distance services to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina.

     (B)     BASIS OF PRESENTATION

These consolidated financial statements include the accounts of CT Communications, Inc. (the Company) and its wholly-owned subsidiaries. The Company's subsidiaries include The Concord Telephone Company,
Concord Long Distance Telephone Company, and CT Cellular. All significant intercompany accounts and transactions have been eliminated in consolidation.

During 1993, the Company effected a corporate restructuring (the reorganization) through a share exchange in which The Concord Telephone Company became a wholly-owned subsidiary of CT Communications, Inc., a newly organized corporation formed for that purpose. In the reorganization, each outstanding share of The Concord Telephone Company's voting common stock (par value $50), class B nonvoting common stock (par value $50), 4.5% preferred stock (par value $100) and 5% preferred stock (par value $100) were exchanged for like kind shares of CT Communications, Inc.

During 1994, the Company established a wholly-owned subsidiary, CT Cellular, to account for its investment in two cellular partnerships.

The Company's regulated operations are subject to the provisions of Statement of Financial Account Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." If the Company's regulated operations no longer qualified for the provisions of SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that would be material. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate.

In certain instances, amounts previously reported in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

     (C)     TELEPHONE PLANT IN SERVICE

Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits, administrative, and general cost.

Depreciation on telephone plant in service is provided on the straight-line method using composite rates acceptable to the regulatory authorities. During 1995, 1994 and 1993, under authority of the North Carolina Utilities Commission (the Commission), the Company recorded additional amortization relating to certain telephone plant accounts. Such "special amortization", as approved by the Commission, increased the Company's total depreciation and amortization expense and related accumulated depreciation by $3,708,000 in 1995, $7,010,000 in 1994, and $2,258,511 in 1993. The
provisions for depreciation for the years 1995, 1994, and 1993 were 10.51%, 14.06%, and 9.22%, respectively, of the gross investment in depreciable telephone plant in service at the beginning of each year.

Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments are charged to telephone plant accounts. The original cost of depreciable property retired is removed from telephone plant accounts and charged to accumulated depreciation, which is credited with the salvage less removal cost. Under this method, no profit or loss is calculated on ordinary retirements of depreciable property.

     (D)     INVESTMENT SECURITIES

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. These investments are to be classified into three categories as follows:

- held-to-maturity securities - reported at amortized cost,

- trading securities - reported at fair value with unrealized gains and losses included in earnings, or

- securities available-for-sale - reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity (net of tax effect).

On January 1, 1994, the Company adopted the provisions of SFAS No. 115 and classified all equity securities as securities available for sale. These shares held at that date were recorded at fair market value.
The Company intends to hold these securities for an indefinite period of time but may sell them.

On December 31, 1994, the Company recorded a fair value adjustment of $466,223 for the unrealized gain from January 1, 1994 on securities available-for-sale. The Company also recorded an increase in deferred taxes payable of $181,827 as well as an increase to consolidated stockholders' equity for $284,396. On December 31, 1994 all other securities had been classified as held-to-maturity securities because at that time management had determined that the Company had the intent and ability to hold all such securities until maturity.

On December 31, 1995, the Company reclassified all of its held-to-maturity securities to available-for-sale securities based on the additional information provided in the FASB Special Report, "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

     (E)     INVESTMENTS IN AFFILIATED COMPANIES

The Company has interests in several partnerships and corporations which operate in the telecommunications industry. Investments in affiliates over which the Company has the ability to exercise significant influence are accounted for by the equity method.

     (F)     MATERIALS AND SUPPLIES

Materials and supplies are valued principally at the lower of average cost (first-in, first-out method) or market.

     (G)     INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the change in the method of accounting for income taxes was not material to the 1993 consolidated statement of income. Due to the reduction in corporate federal income tax rates as a result of the Tax Reform Act of 1986, there exists excess deferred income taxes. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory liability in the amount of approximately $3,500,000 as of January 1, 1993 and a corresponding reduction in net deferred income taxes payable were recorded relative to the excess deferred income taxes, and the regulatory impact thereof. The regulatory liability and the related tax impact (approximately $1,300,000 as of January 1, 1993) will be amortized as a reduction of federal income tax expense over the estimated remaining lives of the assets which generated the deferred taxes.

Investment tax credits related to telephone plant have been deferred and amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits. In accordance with SFAS No. 109, unamortized deferred investment tax credits are treated as temporary differences.

     (H)     REVENUE RECOGNITION

Local and toll service and access charges are recognized when earned regardless of the period in which they are billed.

     (I)     EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common shares outstanding each year. The difference between primary and fully diluted earnings per share is immaterial.

     (J)     CASH FLOW

For the purpose of reporting cash flows, cash and cash equivalents include cash and short-term investments with original maturities at the date of purchase of three months or less.

     (K)     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (L)     RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1996 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

2.     INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 1995 and 1994, were as follows:

                                   Gross      Gross
                                Unrealized  Unrealized
                      Amortized   Holding    Holding      Fair
                        COST       GAINS     LOSSES      VALUE
At December 31, 1995

Available-for-sale:
 State, county and
  municipal debt
  securities          $ 8,981,192    119,275   (9,554)  9,090,913
 Equity securities        843,505  2,215,949 (363,780)  2,695,674
                      -----------  --------- --------  ----------
                      $ 9,824,697  2,335,224 (373,334) 11,786,587
                      ===========  ========= ========  ==========
At December 31, 1994

Available-for-sale:
 Equity securities    $   488,405    466,223      -       954,628
Held-to-maturity:
 State, county and municipal
  debt securities      14,552,592        -        -    14,552,592
                      -----------  --------- -------- -----------
                      $15,040,997    466,223      -    15,507,220
                      ===========  ========= ======== ===========

On December 31, 1995, the Company reclassified all of its held-to-maturity securities to available-for-sale securities based on the additional information provided in the FASB Special Report, "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In connection with this reclassification, the Company recorded a fair value adjustment of $109,721, which is disclosed net of the tax effect of $43,932 in the consolidated statement of stockholders' equity.

     Maturities of debt securities were as follows at December 31, 1995:

                                             Amortized     Fair
                                                COST     VALUE
  Currently due                            $2,708,815   2,711,699
  Due after one year through five years     4,571,092   4,608,528
  Due after five years through ten years    1,701,285   1,770,686
  Equity securities                           843,505   2,695,674
                                           ----------  ----------
                                           $9,824,697  11,786,587
                                           ==========  ==========

3.     INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies consist of the following:
                                              1995         1994
ITC Associates Partnership (equity method) $5,519,832   5,260,624
RSA 15 Partnership (equity method)          4,844,472   3,305,823
BellSouth Carolinas PCS, LP (equity method) 4,597,756         -
U.S. Telecom Holdings (equity method)       3,520,833   2,582,802
Wireless 1 - Carolinas (equity method)        240,000         -
ITC Holdings (cost method)                    658,354         -
ITN Charter (cost method)                     789,347     777,200
U.S. Intelco (cost method)                    279,277     279,277
Ellerbe Partnership (equity method)           898,959     341,038
Access On (equity method)                     271,035     146,500
Embion of North Carolina (equity method)       63,747     220,000
Other (cost method)                           105,343     105,343
                                          -----------  ----------
                                          $21,788,955  13,018,607
                                          ===========  ==========

The Company has a 22.48% general partnership interest in ITC
Associates Partnership. The purpose of the partnership is to acquire, own or hold, manage and sell ITC Holdings common stock. ITC Holdings operates entirely in the communications industry, primarily providing local and long distance service to customers.

The Company has a 50% interest in the RSA 15 Partnership. This is a partnership with Alltel which is in the business of providing cellular service in Cabarrus, Stanly and parts of Iredell and Rowan counties of North Carolina.

The Company has a 1.95% limited partnership interest in BellSouth Carolinas PCS, L.P. BellSouth Carolinas PCS, L.P. is in the business of providing personal communications services which is a new wireless communications service that will compete with cellular phone service.

The Company has a 29.75% partnership interest in U.S. Telecom
Holdings. U.S. Telecom Holdings is in the business of investing directly or indirectly in regional operating telephone companies in Hungary and other developing countries.

4.     LONG-TERM DEBT

Long-term debt at December 31, 1995 and 1994, consists of the following:
                                             1995         1994
                                             ----         ----
  6.25% Series F first mortgage bonds,
     due March 1, 1997                   $ 1,440,000    1,460,000
  Note payable to a bank (at 7.25%),
     due in installments until 2001        2,634,000    3,254,000
                Total                    $ 4,074,000    4,714,000

Annual maturities of the long-term debt outstanding for the five-year periods subsequent to December 31, 1995, are as follows: $640,000 in 1996; $2,060,000 in 1997; $620,000 in 1998, 1999 and 2000, and
$154,000 thereafter.

The indenture of the first mortgage bonds contains provisions which restrict the amount of cash the Company may disburse for dividends and repurchases of capital stock if the Company's retained earnings are less than a defined amount. At December 31, 1995, retained earnings exceeded the defined amount and accordingly, retained earnings is unrestricted.

The Company has available lines of credit totaling $13,500,000, none of which was outstanding at December 31, 1995 or used during 1995.

5.     REDEEMABLE PREFERRED STOCK

The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends. Sinking fund requirements in the next five years are $12,500 annually.

There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 1995, other than the annual sinking fund requirement of $12,500.

6.     COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY
REDEMPTION

Common stock is comprised of $50 par value Voting and Nonvoting Class B stock. There are 100,000 shares of Voting Common Stock authorized. There are 707,500 shares of Nonvoting Common Stock authorized.

The weighted average number of common shares outstanding (as adjusted) are 492,974 in 1995; 491,841 in 1994; and 492,040 in 1993. In August
1994, the Company issued a one-for-four stock dividend to stockholders of record at September 1, 1994. Earnings per share, dividends per share and weighted average shares outstanding have been retroactively restated for all years presented.

Cash dividends per share of common stock are as follows: $8.10 in 1995; $7.92 in 1994; and $7.76 in 1993.

Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized. These preferred stocks are callable in whole or in part at the option of the Company at $100 per share plus accumulated dividends.

The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. There are 2,500 shares of Nonvoting Class B common stock reserved for issuance under the Plan. At December 31, 1995, all shares reserved for issuance have been granted. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 1995, is as follows:

                                              Range      Options
        Options                                of Outstanding and
      Outstanding,                          Options Exerciseable,
     Beginning of  Options  Option   Options   Price     End of
YEARS  THE YEAR    GRANTED   PRICE  EXERCISED EXERCISED   YEAR

1993        937     375     $ 196       75     $144-$144   1,237
1994      1,237     717     208-256    281     $144-$208   1,673
1995      1,673     300     244        593     $144-$208   1,380
     During 1995, the Company approved a Comprehensive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's stock. There are 5,000 shares of nonvoting class B Common Stock reserved for issuance under the Plan. At December 31, 1995, the number of nonvoting Class B common stock reserved for issuance but ungranted was 2,000 shares. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options are exercisable immediately when granted. During 1995, the Company granted 3,000 shares at prices ranging from $270 - 321. As of December 31, 1995, no options had been exercised.

In 1995, the Company approved an Employee Stock Purchase Plan (the
Plan) which authorized 2,500 shares of Class B Non-Voting shares to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. A total of 1,576 shares were issued under the Plan at a purchase price of $248 per share.

On April 27, 1995, the Company approved a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to each participant. The aggregate amount of Class B common stock that may be awarded to participants under the Program is 5,000 shares. The Company will record deferred compensation in the amount of the fair market value of the stock granted and will amortize this amount on a straight line basis over the vesting period. In 1995, the Company granted 242 shares to participants at a price range of $248 to 287. Deferred Compensation for the year was $65,008, which is disclosed net of amortization of $4,256, in the consolidated statement of stockholders' equity.

7.   EMPLOYEE BENEFIT PLANS

     (A)     PENSION PLAN AND SAVINGS PLAN

The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 1995 or 1994. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

     The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 1995 and 1994.

                                                 1995     1994
Actuarial present value of
benefit obligations:
  Accumulated benefit obligation,
  including vested benefits of
  $19,340,283 and $17,204,005
  in 1995 and 1994, respectively       $ 19,662,643   17,516,776
                                       ============= ============
Projected benefit obligation            (24,231,674) (23,766,206)
Plan assets at fair value                30,286,583   25,277,861
                                       ------------- ------------
Excess of plan assets over the
  projected benefit obligation            5,573,541    1,511,655
Unrecognized net gain deferred           (6,208,654)  (1,901,874)
Unrecognized prior service cost             (45,488)     (48,987)
Unrecognized net asset being amortized
     over 16 years from January 1, 1987    (462,432)    (528,493)
                                        ------------  -----------
Net accrued pension cost                $(1,143,033)    (967,699)
                                        ============  ===========

Net pension cost for 1995, 1994, and 1993 included the following:

                                   1995      1994        1993
                                   ----      ----        ----
Service cost, benefits
  earned during the period    $   571,935    628,473     632,909
Interest cost on projected
  benefit obligation            1,610,208  1,644,350   1,545,761
Actual return on plan assets   (6,013,024)  (341,371) (2,637,207)
Net amortization and deferral   4,006,215 (1,693,615)    799,026
                              ----------- ----------  ----------
Net periodic pension cost     $   175,334    237,837     340,489
                              =========== ==========  ==========

The weighted average discount rate of 7% in 1995, 7.5% in 1994 and 8% in 1993 and the rate of increase in future compensation levels of 5% in 1995 and 6% in 1994 and 1993 were used in determining the actuarial present value of the projected benefit obligations. The assumed long-term rate of return on pension plan assets was 7.5% in 1995 and 1994 and 8% in 1993.

     (B)     EMPLOYEE SAVINGS PLAN

The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company matches a portion of the employee's contribution. The Company's matching contribution totaled $322,867, $308,515 and $192,962 in 1995, 1994, and 1993, respectively.

     (C)     EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership Plan of The Concord Telephone Company (the Plan) was originally a defined contribution plan sponsored by the Company. The Company was responsible for all contributions to the Plan. Contributions were in the form of Company stock or cash used to purchase Company stock. Prior to the Tax Reform Act of 1986 (the
Act), the Company was eligible for certain tax credits as a result of the Plan contributions. Subsequent to the Act, these tax credits were no longer available. As a result, the Company has frozen the plan.
As of January 1, 1987, no more contributions can be made into the plan and no employee may become eligible to participate.

     (D)     POSTRETIREMENT BENEFITS

In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance coverage to full-time employees who meet minimum age and service requirements. The plan is contributory with respect to coverage for beneficiaries. The Company's policy is to fund the cost of medical benefits on a cash basis.

      The Company has adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and has elected to amortize the transition liability over 15 years. The Statement requires the accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to the employee and employee's beneficiaries and covered dependents. Previously, the Company recognized the cost of providing these benefits by expensing such costs as they were incurred.

The following table presents the plan's accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheet at December 31, 1995 and 1994:

                                           1995         1994
                                           ----         ----
Accumulated postretirement
benefit obligation:
  Retirees                            $ 5,690,627      5,515,782
  Fully eligible active plan
    participants                        3,998,522      3,765,928
  Other active plan participants        4,868,044      4,566,291
                                      -----------     ----------
                                       14,557,193     13,848,001

  Unrecognized net loss                  (334,253)      (649,700)
  Unrecognized transition obligation   (6,117,975)    (6,729,773)

Accrued postretirement benefit cost   $ 8,104,965      6,468,528
                                      ===========     ==========

Net periodic postretirement benefit cost for 1995, 1994 and 1993 includes the following components:

                                     1995       1994        1993
                                     ----       ----        ----
  Service cost                    $ 331,470    341,469   317,984
  Interest cost                     931,037    941,801 1,049,245
  Amortization of transition
     obligation over 15 years       611,798    611,798   611,798
  Amortization of loss                  -          -      50,724
  Net periodic postretirement
     benefit cost                $1,874,305  1,895,068 2,029,751

For measurement purposes, a 15 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994 through 1998 and the rate was assumed to decrease to 7.5 percent thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, to approximately $16,134,396 and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for the year ended December 31, 1995 by approximately $1,409,340.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1995, 7.5% in 1994 and 8.5% in 1993.

8.     INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1995, 1994, and 1993, consists of:

                                 1995        1994        1993
                                 ----        ----        ----
Current:
  Federal                  $ 7,500,277    6,697,320    4,735,863
  North Carolina             1,792,744    1,629,582    1,185,972
                           -----------    ---------    ---------
                             9,293,021    8,326,902    5,921,835
                           -----------    ---------    ---------

                                 1995        1994        1993
                                 ----        ----        ----
Deferred:
  Federal, net of investment
    tax credit amortization (2,166,780) (2,953,712)  (1,367,871)
  North Carolina              (365,617)   (684,254)    (271,784)
                            ----------- -----------  ----------
                            (2,532,397) (3,637,966)  (1,639,655)

       Total               $ 6,760,624   4,688,936    4,282,180
                           ===========  ==========    =========

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent in 1995 and 1994 and 34 percent in 1993 to income before income taxes as a result of the following:

                                 1995        1994        1993
                                 ----        ----        ----

Amount computed at
statutory rate               $ 6,922,078   4,561,650   4,161,971
State income taxes,
  net of federal
  income tax benefit             927,633     640,727     594,222
Nontaxable interest income      (263,375)   (274,177)   (225,794)
Amortization of federal
  investment tax credit         (248,538)   (256,129)   (263,192)
Amortization deferred
  regulatory liability           (69,356)    (72,346)        -
Other, net                      (507,818)     89,211      14,973
Income tax expense           $ 6,760,624   4,688,936   4,282,180

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 were as follows:

                                            1995          1994
                                        -----------    ----------
     Deferred tax assets:
       Accrued postretirement
        and pension benefits            $ 3,702,898     2,977,465
       Regulatory liability               1,018,624       845,192
       Deferred investment tax credits      390,609       475,112
       Environmental remediation costs      144,781       154,955
       Other                                222,011        72,580
                                          ---------     ---------
         Total gross deferred tax assets  5,478,923     4,525,304
                                          ---------     ---------
     Deferred tax liabilities:
       Property, plant and equipment,
         primarily related to
         depreciation differences         6,210,910     6,983,786
       Unrealized gain on securities        765,144       189,986
       Other                                    -         134,534
                                          ---------     ---------
         Total gross deferred tax
           liabilities                    6,976,054     7,308,306
                                          ---------     ---------
     Net deferred tax liability         $ 1,497,131     2,783,002
                                          =========     =========


There was no valuation allowance for deferred tax assets as of December 31, 1993, 1994 or 1995. Based upon the level of historical taxable income and the expected reversal of future taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1995.

9.    ENVIRONMENTAL REMEDIATION COSTS

The Company, along with approximately 70 other companies, has entered into a Consent Decree with the United States to clean up the Bypass 601 Groundwater Contamination Site (the Site) in Concord, North Carolina. The companies also have agreed to reimburse the U.S. Environmental Protection Agency (EPA) for approximately $4 million in costs that have been incurred thus far at the Site. The Site includes the former Martin Scrap Recycling, Inc. facility, which operated a battery salvage and recycling operation.

EPA has chosen a preferred remedy, which includes stabilization of lead-contaminated soils and extraction and treatment of contaminated groundwater. The remedy is estimated to cost approximately $40 million and should take at least 10 years to complete. Recent data indicate that a modification to the remedy may be necessary because groundwater contamination does not appear to be as extensive as previously thought.

EPA has agreed to pay approximately 30% of the cleanup costs, up to a maximum of $10 million, out of the federal "Superfund". Also, the federal government has tentatively agreed to contribute another $4.75 million, reflecting the amount of batteries it sent to the Site. If these funds become available, and if EPA's estimate of cleanup costs is correct, the remaining cleanup costs to be borne by the companies that signed the Consent Decree would be $25.25 million.

The companies that entered into the Consent Decree have formed a group (the PRP Group) to implement the remedy. The PRP Group has filed civil actions for contribution against more than 100 other parties that allegedly arranged to send lead-bearing materials to the site. That litigation is at a very preliminary state.

the PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to EPA's records, the Company sent a total of 466,412 pounds of batteries to the Site. Therefore, the Company's "nominal" share--the portion it would pay if every member pays its full amount--is 0.405%. Based on the esimated costs outlined above, the Company's nominal share would be $94,972.50. A number of members are not financially strong enough to pay their nominal shares, however. The PRP Group anticipates that the amounts to be paid by those members that are financially able to pay may exceed their nominal shares by two or three times.

In the opinion of management, the Company has adequately accrued for its proportionate share of the estimated liability at December 31, 1995.


10.   SUMMARY OF INCOME STATEMENT INFORMATION (UNAUDITED)

A summary of quarterly income statement information for the years ended December 31, 1995 and 1994, follows:

                                1995 QUARTERS ENDED
                  -----------------------------------------------
                    MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                  -----------  ----------  ----------  ----------
Operating
  revenues        $12,194,435  14,058,613  13,958,815  15,806,980
Income before
  other income
  (expenses) and
  income taxes      2,398,357   4,953,217   3,791,228   6,073,484
Net income          3,243,147   3,857,138   2,958,980   2,957,478
Earnings per
  common share    $      6.54        7.79        5.95        5.94
                  ===========   =========   =========   =========

                                1994 QUARTERS ENDED
                  -----------------------------------------------
                    MARCH 31     JUNE 30     SEPT. 30   DEC. 31
                  -----------  ----------  ----------  ----------
Operating
  revenues        $12,251,563  10,791,141  12,011,584  15,373,131
Income before
  other income
  (expenses) and
  income taxes      4,915,740   3,771,511   1,491,093   1,191,253
Net income          3,402,707   2,742,777   1,215,048     983,816
Earnings per
  common share    $      6.87        5.53        2.42        1.95
                   ==========  ==========  ==========  ==========

Earnings per common share for the third and fourth quarters of 1995 and 1994 reflect the special amortization of telephone plant in service as directed by the Commission of $3,708,000 and $7,010,000, respectively, as mentioned in note 1c.

SCHEDULE II



                Valuation and Qualifying Accounts
            Years ended December 31, 1995, 1994 and 1993

      COLUMN A        COLUMN B   COLUMN C    COLUMN D    COLUMN E
      --------        --------   --------    --------    --------
                                            DEDUCTIONS
                       BALANCE,  ADDITIONS     FROM      BALANCE,
                      BEGINNING   CHARGED    RESERVES    AT END
     DESCRIPTION       OF YEAR   TO INCOME  (SEE NOTE)   OF YEAR
     -----------      ---------  ---------  ----------   --------

Valuation and
  qualifying accounts
  deducted from assets
  to which they apply:

  Allowance for
    uncollectible
    accounts:

    Year ended
      December 31,
      1995            $ 100,000    335,958     335,958    100,000
                        =======    =======     =======    =======
    Year ended
      December 31,
      1994            $ 100,000    221,074     221,074    100,000
                        =======    =======     =======    =======
    Year ended
      December 31,
      1993            $ 100,000    380,483     380,483    100,000
                        =======    =======     =======    =======

Note:

Represents balances written-off as uncollectible less collections on balances previously written off of $432,117, $395,490, and $316,307 for 1995, 1994, and 1993, respectively.

                            INDEX TO EXHIBITS

                                                       Sequential
Exhibit No.                     Description             Page No.
-----------                     -----------            ----------

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

     5.   Not Applicable.

     6.   Not Applicable.

     7.   Not Applicable.

     8.   Not Applicable.

     9.   Not Applicable.



                                                       Sequential
Exhibit No.                     Description             Page No.
-----------                     -----------            ----------

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

          (d) 1989 Executive Stock Option Plan dated April 26,
              1989. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report Form 10-K dated
              March 29, 1994.

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

          (g) Articles of Organization and the Operating
              Agreement for Embion of North Carolina, LLC.
              Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report Form 10-K dated March 29, 1995.

          (h) Agreement BellSouth Carolinas PCS Limited
              Partnership dated December 8, 1994.
              Incorporated by reference to Exhibit 10(h) to Registrant's Amendment No. 1 to Annual
              Report Form 10-K/A dated July 14, 1995.




                                                       Sequential
Exhibit No.                     Description             Page No.
-----------                     -----------            ----------

     10.  (i) Comprehensive Stock Option Plan dated
              April 27, 1995. Incorporated by reference to Exhibit 99.1 to Registrant's Registration
              Statement on Form S-8 (No. 33-59645) dated
              May 26, 1995.

          (j) Employee Stock Purchase Plan dated April 27, 1995.
              Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8
              (No. 33-59643) dated May 26, 1995.

          (k) Restricted Stock Award Program dated April 27,
              1995. Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8
              (No. 33-59641) dated May 26, 1995.

     11.  Computation of Earnings Per Share.                   E1

     12.  None

     13.  None

     14.  Not Applicable

     15.  Not Applicable

     16.  None

     17.  Not Applicable

     18.  None

     19.  Not Applicable

     20.  None

     21.  Subsidiaries of the Registrant:                      E2
             The Concord Telephone Company, North Carolina
             Concord Telephone Long Distance Company, North
                 Carolina
             CT Cellular, Inc., North Carolina
             Carolina Personal Communications, Inc., North
                 Carolina
             CT Cable and Wireless, Inc., North Carolina

     22.  None

     23.  None

     24.  None

     25.  Not Applicable

     26.  Not Applicable

     27.  Financial Data Schedule                                    E3

     28.  None

     99.  None