Form 10-Q
period 1996-03-31
CT COMMUNICATIONS INC /NC
filed 1996-05-14
CIK 23259

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

  (X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     494,952 shares of Common Stock outstanding as of March 31, 1996.

                  Class A Voting     -  75,673
                  Class B Non-Voting - 419,279




                          CT COMMUNICATIONS, INC.

                                   INDEX



                                                         Page No.

PART I.  Financial Information

   Balance Sheets --
     March 31, 1996 and December 31, 1995                  2-3

   Statements of Income --
     Three Months Ended March 31, 1996 and 1995             4

   Statements of Cash Flows --
     Three Months Ended March 31, 1996 and 1995             5

   Notes to Financial Statements                           6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         8-9


PART II.  Other Information                                10



























                                    -1-
                         PART I.  FINANCIAL INFORMATION


                            CT COMMUNICATIONS, INC.

                          Consolidated Balance Sheets

                                   Unaudited

                                     ASSETS

                                               March 31,       December 31,
                                                 1996              1995
Current assets:
   Cash and cash equivalents                 $  4,646,648      $  4,751,204
   Short-term investments                       1,966,991         2,711,699
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000
     in 1996 and 1995                           7,371,496         8,878,698
   Refundable income taxes                        ---               176,228
   Materials and supplies                       1,966,585         1,803,419
   Deferred income taxes                           71,324            71,324
   Prepaid expenses and other assets              367,263           533,385

       Total current assets                    16,390,307        18,925,957


Investment securities                           9,672,323         9,074,888
Investments in affiliates                      24,062,741        21,788,955


Property, plant, and equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    18,166,117        17,400,228
     Central office equipment                  48,997,139        47,037,535
     Poles, wire, cables and conduit           66,483,187        65,849,055
   Construction in progress                        98,773            14,483

                                              133,745,216       130,301,301

     Less accumulated depreciation             74,343,281        72,325,624

       Net property, plant, and equipment      59,401,935        57,975,677

               TOTAL ASSETS                  $109,527,306      $107,765,477


                                                                (Continued)



See accompanying notes to consolidated financial statements.


                                      -2-
                    Consolidated Balance Sheets, (Continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                   March 31,    December 31,
                                                     1996           1995
Current liabilities:
  Current portion of long-term debt and
    redeemable preferred stock                   $  2,072,500   $    652,500
  Accounts payable                                  7,652,455      8,852,272
  Customer deposits and advance billings            1,114,323      1,080,773
  Accrued payroll                                     284,999        468,390
  Accrued pension cost                              1,113,776      1,143,033
  Other accrued liabilities                           415,328        500,654
  Income taxes payable                              1,492,800        ---

      Total current liabilities                    14,146,181     12,697,622

Long-term debt                                      2,479,000      4,074,000

Deferred credits and other liabilities:
  Deferred income taxes                               905,908      1,568,455
  Investment tax credits                            1,120,129      1,148,850
  Regulatory liability                              2,633,285      2,633,285
  Postretirement benefits other than pension        8,410,017      8,104,965
  Other                                             1,103,098      1,103,098

                                                   14,172,437     14,558,653
Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,750 shares
  in 1996 and 1995                                    162,500        162,500

     Total liabilities                             30,960,118     31,492,775

Stockholders' equity:
  Preferred stock not subject to mandatory redemption:
    5% series, $100 par value, 15,087 shares
      outstanding                                   1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000        200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock:
    Voting, 75,673 shares outstanding               4,021,094      4,021,094
    Nonvoting, outstanding 419,279
      shares in 1996 and 418,667 in 1995           23,303,498     23,114,777
  Other capital                                       298,083        298,083
  Unearned compensation                              (209,031)       (60,752)
  Unrealized gain on securities available-
    for-sale                                        1,123,232      1,196,766
  Retained earnings                                48,337,671     46,010,093

     Total stockholders' equity                    78,567,188     76,272,702

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $109,527,306   $107,765,477


See accompanying notes to consolidated financial statements.

                                      -3-
                            CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
                   For 3 months ended March 31, 1996 and 1995
                                   Unaudited


                                                 1996            1995
Operating revenues:
  Local service                              $ 5,658,533     $ 5,098,727
  Access and toll service                      6,246,415       5,788,181
  Other and unregulated                        2,582,102       2,286,257
  Less provisions for uncollectible
     accounts                                    (72,237)        (36,928)

      Total operating revenues                14,414,813      13,136,237

Operating expenses:
  Plant specific                               3,816,762       3,225,141
  Depreciation and amortization                2,225,619       1,959,162
  Customer operations                          1,623,221       1,393,711
  Corporate operations                         2,113,100       1,695,620

      Total operating expenses                 9,778,702       8,273,634

      Net operating revenues                   4,636,111       4,862,603


Other income (expenses):
  Equity in income of affiliates                 791,359         461,009
  Interest, dividend income and
     gain on sale                                164,459          95,075
  Other expenses, principally interest          (122,508)       (120,261)

      Total other income                         833,310         435,823

      Income before income taxes               5,469,421       5,298,426

Income taxes                                   2,136,821       2,055,279

      Net income                               3,332,600       3,243,147
Dividends on preferred stock                      23,209          23,359

Earnings for common stock                    $ 3,309,391     $ 3,219,788

Earnings per common share                    $      6.69     $      6.54

Dividends per common share                   $      2.05     $      2.00

Weighted average shares outstanding              494,690         491,998









See accompanying notes to consolidated financial statements.


                                      -4-
                            CT COMMUNICATIONS, INC.
                     Consolidated Statements of Cash Flows
                   For 3 months ended March 31, 1996 and 1995
                                   Unaudited


                                                       1996          1995
Cash flows from operating activities:
  Net income                                       $ 3,332,600   $ 3,219,788

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  2,225,619     1,992,069
      Deferred income taxes and tax credits           (691,268)     (125,866)
      Postretirement benefits                          305,052       409,928
      Loss on sale of investments                       17,774        12,609
      Undistributed income of affiliates              (791,359)     (304,893)
      Decrease in accounts receivable                1,507,202        12,316
      Increase in materials and supplies              (163,166)     (173,073)
      Decrease(increase) in other assets               166,122       (60,475)
      Decrease in accounts payable                  (1,383,208)   (1,697,704)
      Increase in customer deposits and
         advance billings                               33,550        40,976
      (Decrease)increase in accrued liabilities       (114,493)      278,368
      Increase in income taxes payable               1,669,028     1,517,217

         Net cash provided by operating activities   6,113,453     5,121,260


Cash flows from investing activities:
  Capital expenditures in telephone plant           (3,590,878)   (3,350,600)
  Salvage value - telephone plant retired              (60,999)      (25,209)
  Purchases of investments in affiliates            (1,713,100)     (540,772)
  Purchases of investment securities                  (811,048)   (1,601,066)
  Maturities of investment securities                  820,000        ---
  Partnership capital distribution                     230,673        ---

      Net cash used in investing activities         (5,125,352)   (5,517,647)

Cash flows from financing activities:
  Repayment of long-term debt                         (175,000)     (175,000)
  Dividends paid                                    (1,019,152)     (988,692)
  Proceeds from common stock issuance                   24,624        26,736
  Other                                                 76,871         5,990

      Net cash used in financing activities         (1,092,657)   (1,130,966)

  Net increase (decrease) in cash and
      cash equivalents                                (104,556)   (1,527,353)

  Cash and cash equivalents-beginning of period      4,751,204     8,346,235

  Cash and cash equivalents-end of period          $ 4,646,648   $ 6,818,882





See accompanying notes to consolidated financial statements.


                                      -5-
                           CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three months then ended and cash flows for the three months then ended.

2. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the three months ended March 31, 1996.


                                         .....Voting.....
                                        Shares      Value
    Outstanding at December 31, 1995
       and March 31, 1996.............. 75,673    $4,021,094

    Weighted average shares outstanding
       for the three months ending
       March 31, 1996.................. 75,673



                                       ..Non-Voting Class B..
                                        Shares       Value
    Outstanding at December 31, 1995.. 418,667    $23,114,777
    Issuance of common stock..........     612        177,099
    Tax benefit from the
                  exercise of options.   ---           11,622
    Outstanding at March 31, 1996..... 419,279    $23,303,498

    Weighted average shares outstanding
       for three months ending
       March 31, 1996................. 419,017




    On April 25, 1996, the Board of Directors declared a three for one stock split (two new shares for each share held) payable May 30, 1996 to shareholders of record May 3, 1996. This creates an additional 151,346 shares of common voting and 838,670 shares of non-voting Class B. These share amounts are not reflected in any share data presented herein.








                                     -6-
4.  SECURITIES AVAILABLE-FOR-SALE
                                          March 31, 1996

                                         Gross Unrealized

    Securities                     Amortized                           Fair
    Available-for-Sale               Cost        Gains     Losses      Value
    State, county and municipal
      debt securities            $ 8,959,544      36,076    67,021    8,928,599
    Equity securities                843,505   2,206,340   339,130    2,710,715

          Total                  $ 9,803,049   2,242,416   406,151   11,639,314


                                     Amortized Cost         Fair Value
    Current                           $ 1,981,168          $ 1,966,991
    Due after one through five years    4,352,624            4,348,343
    Due after five through ten years    2,625,752            2,613,265
    Equity securities                     843,505            2,710,715

          Total                       $ 9,803,049          $11,639,314


5.  INVESTMENTS IN AFFILIATED COMPANIES
                                                      3/31/96        12/31/95

    ITC Associates Partnership (equity method)    $  5,519,832   $  5,519,832
    RSA 15 Partnership (equity method)               5,326,572      4,844,472
    BellSouth Carolinas PCS, LP (equity method)      5,492,456      4,597,756
    U.S. Telecom Holdings (equity method)            3,520,833      3,520,833
    Wireless 1 - Carolinas (equity method)             998,400        240,000
    ITC Holdings (cost method)                         658,354        658,354
    ITN Charter (cost method)                          789,347        789,347
    U.S. Intelco (cost method)                         279,277        279,277
    Ellerbe Partnership (equity method)                977,544        898,959
    Access On (equity method)                          271,035        271,035
    Embion of North Carolina (equity method)           123,748         63,747
    Other (cost method)                                105,343        105,343

          TOTAL                                   $ 24,062,741   $ 21,788,955


6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:             March 31, 1996      December 31, 1995
    6 1/4% Series F, due 3/1/97        $   ---               $ 1,440,000
    Note payable to a bank @ 7.25%
      due in installments until 2001     2,479,000             2,634,000

          TOTAL                        $ 2,479,000           $ 4,074,000


    Annual maturities and sinking fund requirements of the long-term debt outstanding amounts to $640,000 in 1996; $2,060,000 in 1997; $620,000 in
    1998, 1999 and 2000; and $154,000 thereafter.


                                      -7-
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    Liquidity and Capital Resources
         The liquidity of the Company decreased during the three month period ended March 31, 1996. Current assets exceeded current liabilities by $2,244,126 at March 31, 1996. In comparison, current assets exceeded current liabilities by $6,228,335 at December 31, 1995.
         Current assets decreased $2,535,650 when compared to December 31, 1995. This decrease is primarily due to a decrease in cash and short-term investments of $849,264, a decrease in accounts receivable and refundable income taxes of $1,683,430, an increase in materials and supplies of $163,166 and a decrease in prepaid expenses and other assets of $166,122.

         Current liabilities increased $1,448,559 during the three months ended March 31, 1996. This increase is primarily from the reclassification of long-term debt to current liabilities for the March 1, 1997 maturity of First Mortgage bonds in the amount of $1,420,000. Accounts payable decreased $1,199,817 due to payments made to creditors. Other accrued liabilities and income taxes payable increased $1,407,474 due primarily to the accrual of income taxes payable in the amount of $1,492,800, due to timing difference of payments. These tax amounts were deposited to the state and Federal governments on April 15, 1996.

         The Company's primary source of liquidity is funds provided by operations. During the three months ended March 31, 1996, cash provided by operations totaled $6,113,453.

         The primary use of cash during this period was for additions to telephone plant - $3,590,878, purchase of investments in affiliates and investment securities - $2,524,148, and payment of dividends - $1,019,152. Cash and cash equivalents decreased by $104,556 during this period.

         At March 31, 1996, the Company's investment portfolio totaled $35.7 million that could be pledged to secure additional borrowing if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At March 31, 1996, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.

         It is anticipated that the Company will be able to meet its financial needs for capital through internal operations.












                                     -8-
    Results of Operations

      3 months ended March 31, 1996 and March 31, 1995
         Operating revenues increased $1,278,576 or 9.7% for the three months ended March 31, 1996 when compared to the same period of 1995. Local service increased $559,806 or 11.0% which is a result of growth in customers and demand for service.

         Access and toll service, net of toll settlements, increased by $458,234 or 7.9%. These increases are a result of growth in the customer base.

         Other and unregulated revenues increased $295,845 or 12.9% over the same period of the prior year. This is a result of increased efforts in selling non-regulated equipment and services. It is expected that these revenues will continue to respond favorably to increased marketing and sales efforts.

         Uncollectible expense increased for this period due to a correction in the amount of write offs from the quarter ended December 31, 1994 which reduced the first quarter 1995 amount by $47,496. Without this correction, uncollectible expense would have only decreased $12,187, which is primarily due to increased efforts at collection.

         Operating expenses, exclusive of depreciation, increased $1,238,611 or 19.6% when compared to the period ended March 31, 1995. This increase arises from increased expenditure in the plant specific area of operations of $591,621, an increase of 18.3%; increased customer operations expenditure of $229,510, an increase of 16.5%; and increased corporate operations expenditure of $417,480, an increase of 24.6%. These expenditures increased primarily because of increased maintenance on cable facilities in the outside plant; increased activity in the customer service area of operation; and increased general and administrative expense which is primarily due to an increase in other post employment benefits (OPEB).

         Depreciation expenses increased $266,457 or 13.6% for this period. This increased amount is due to an increased depreciable base and increased rates as authorized by The North Carolina Utilities
    Commission.

         Other income increased by $397,487 for the quarter ended March 31, 1996 as compared to the same period of 1995. Most of this increase is from increased income in the equity of affiliates of $330,350. This is primarily recognition of income from cellular operations. Interest and gain on sale of investments increased by $69,384 when compared to the same period of 1995.











                                     -9-
                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The registrant is not currently involved in any material legal proceedings except as previously reported in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 1995 and in note 9 to the Registrant's financial statements included therein.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits

         Exhibit No.          Description of Exhibit
             27               Financial Data Schedule


    (B)  Reports on Form 8-K.

         None























                                   -10-

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







       May 13, 1996
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)

























                                   -11-