Form 10-Q
period 1996-06-30
CT COMMUNICATIONS INC /NC
filed 1996-08-14
CIK 23259

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

  (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

            (704) 788-0241
      (Registrant's telephone number, including area code)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,485,024 shares of Common Stock, outstanding as of June 30, 1996.

                  Voting             -   227,019
                  Non-Voting Class B - 1,258,005


                     CT COMMUNICATIONS, INC.

                              INDEX




                                                         Page No.

PART I.  Financial Information

   Balance Sheets --
     June 30, 1996 and December 31, 1995                   2-3

   Statements of Income --
     Three and Six Months Ended June 30, 1996 and 1995      4

   Statements of Cash Flows --
     Six Months Ended June 30, 1996 and 1995                5

   Notes to Financial Statements                           6-8

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         9-12

PART II.  Other Information                               13-14

                      PART I.  FINANCIAL INFORMATION


                          CT COMMUNICATIONS, INC.

                        Consolidated Balance Sheets

                                 Unaudited

                                  ASSETS

                                               June 30,        December 31,
                                                 1996              1995
Current assets:
   Cash and cash equivalents                 $  4,870,254      $  4,751,204
   Short-term investments                         591,318         2,711,699
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000
     in 1996 and 1995                           8,436,357         8,878,698
   Refundable income taxes                      1,408,895           176,228
   Materials and supplies                       2,150,327         1,803,419
   Deferred income taxes                           28,304            71,324
   Prepaid expenses and other assets              296,798           533,385

       Total current assets                    17,782,253        18,925,957

Investments securities                          6,296,855         9,074,888
Investments in affiliates                      25,732,800        21,788,955

Property, plant & equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    21,048,898        17,400,228
     Central office equipment                  49,146,088        47,037,535
     Poles, wire, cables and conduit           67,772,647        65,849,055
   Construction in progress                       598,918            14,483
                                              138,566,551       130,301,301

     Less accumulated depreciation             76,288,719        72,325,624

       Net property, plant, and equipment      62,277,832        57,975,677

               TOTAL ASSETS                  $112,089,740      $107,765,477


                                                                (Continued)






See accompanying notes to consolidated financial statements.

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                   June 30,     December 31,
                                                     1996           1995
Current liabilities:
  Current portion of long-term debt &
    redeemable preferred stock                   $  2,072,500   $    652,500
  Accounts payable                                  8,689,612      8,852,272
  Customer deposits and advance billings            1,205,557      1,080,773
  Accrued payroll                                     496,327        468,390
  Accrued pension cost                              1,084,520      1,143,033
  Other accrued liabilities                         1,062,833        500,654

      Total current liabilities                    14,611,349     12,697,622

Long-term debt                                      2,324,000      4,074,000

Deferred credits and other liabilities:
  Deferred income taxes                             1,780,717      1,568,455
  Investment tax credits                            1,091,408      1,148,850
  Regulatory liability                              2,570,159      2,633,285
  Postretirement benefits other than pension        8,823,764      8,104,965
  Other                                             1,103,098      1,103,098

                                                   15,369,146     14,558,653
Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,750 shares
  in 1996 and 1995                                    162,500        162,500

     Total liabilities                             32,466,995     31,492,775

STOCKHOLDERS' EQUITY:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                   1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000        200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock:
    Voting, 227,019 shares outstanding              4,021,094      4,021,094
    Nonvoting, outstanding 1,258,005
      shares in 1996 and 1,256,001 in 1995         23,317,281     23,114,777
  Other capital                                       298,083        298,083
  Unearned compensation                              (198,497)       (60,752)
  Unrealized gain on securities available-
    for-sale                                        1,148,497      1,196,766
  Retained earnings                                49,343,646     46,010,093

      Total stockholders' equity                   79,622,745     76,272,702

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $112,089,740   $107,765,477



See accompanying notes to consolidated financial statements.

                     CT COMMUNICATIONS, INC.
                Consolidated Statements of Income
         For 3 and 6 months ended June 30, 1996 and 1995
                            Unaudited


                                        Three Months Ended
                                        ------------------
                                             June 30,
                                             -------
OPERATING REVENUES:                  1996                1995
                                     ----                ----

  Local service                  $ 5,724,143         $ 5,217,216
  Access and toll service          6,117,218           6,753,910
  Other and unregulated            2,394,237           2,153,371
  Less provision for uncollectible
     accounts                       (101,138)            (65,884)

  Total operating revenues        14,134,460          14,058,613

OPERATING EXPENSES:
  Plant specific                   4,175,523           3,184,904
  Depreciation and amortization    2,339,552           2,019,807
  Customer operations              1,763,627           1,607,455
  Corporate operations             3,188,371           2,293,230
                                   ---------           ---------

     Total operating expenses     11,467,073           9,105,396
                                   ---------           ---------
        Net operating revenues     2,667,387           4,953,217

OTHER INCOME (EXPENSES):
  Equity in income of affiliates   1,195,275           1,107,010
  Interest, dividend income and
     gain on sale                     67,327             254,097
  Other expenses, principally
     interest                       (434,942)           (393,928)
                                   ---------           ---------
     Total other income              827,660             967,179

     Income before income taxes    3,495,047           5,920,396

Income taxes                       1,407,635           2,063,258
                                   ---------           ---------
Net income                         2,087,412           3,857,138

DIVIDENDS ON PREFERRED STOCK          23,146              23,296
                                   ---------           ---------
EARNINGS FOR COMMON STOCK         $ 2,064,266        $ 3,833,842
                                  ===========        ============

EARNINGS PER COMMON SHARE         $      1.39        $      2.60
                                  ===========        ============
DIVIDENDS PER COMMON SHARE        $       .70        $       .67
                                  ===========        ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                         1,484,979          1,476,399



                                        Six Months Ended
                                        -----------------
                                             June 30,
                                             -------
OPERATING REVENUES:                  1996                1995
                                     ----                ----

 Local service                   $11,382,676         $10,315,943
 Access and toll service          12,363,632          12,542,091
 Other and unregulated             4,976,340           4,439,628
 Less provision for uncollectible
     accounts                       (173,375)           (102,812)
                                   ---------           ---------
     Total operating revenues     28,549,273          27,194,850

OPERATING EXPENSES:
  Plant specific                   7,992,285           6,410,045
  Depreciation and amortization    4,565,171           3,978,969
  Customer operations              3,386,848           3,001,166
  Corporate operations             5,301,471           3,988,850
                                   ---------           ---------
     Total operating expenses     21,245,775          17,379,030
                                   ---------           ---------
     Net operating revenues        7,303,498           9,815,820

OTHER INCOME (EXPENSES):
  Equity in income of affiliates   1,986,634           1,568,019
  Interest, dividend income and
     gain on sale                    231,786             519,746
  Other expenses, principally
     interest                       (557,450)           (684,764)
                                   ---------           ---------
     Total other income            1,660,970           1,403,001
                                   ---------           ---------
     Income before income taxes    8,964,468          11,218,821

Income taxes                       3,544,456           4,118,536
                                   ---------           ---------
     Net income                    5,420,012           7,100,285

DIVIDENDS ON PREFERRED STOCK          46,355              46,655

EARNINGS FOR COMMON STOCK        $ 5,373,657         $ 7,053,630
                                  ===========        ============
EARNINGS PER COMMON SHARE        $      3.62         $      4.78
                                  ===========        ============
DIVIDENDS PER COMMON SHARE       $      1.38         $      1.33
                                  ===========        ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                   1,484,523           1,476,198





See accompanying notes to financial statements.






                            CT COMMUNICATIONS, INC.
                           Statements of Cash Flows
                   For 6 months ended June 30, 1996 and 1995
                                   Unaudited


                                                       1996         1995
Cash flows from operating activities:
   Net income                                      $ 5,420,012   $ 7,100,285

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                 4,565,171     3,978,969
       Deferred income taxes and tax credits          (134,714)     (848,984)
       Postretirement benefits                         718,799        87,668
       Loss on sale of investments                      73,708         4,785
       Undistributed income of affiliates           (1,986,634)   (1,143,798)
       Decrease in accounts receivable                 442,341       337,649
       (Increase) decrease in materials
         and supplies                                 (346,908)      172,155
       (Decrease) increase in other assets             236,587       (15,290)
       (Decrease) increase in accounts payable        (162,660)    1,550,129
       Increase in customer deposits and advance
         billings                                      124,784        81,907
       Increase in accrued liabilities                 531,603     1,431,048
       Decrease in income taxes payable             (1,232,667)     (611,039)

          Net cash provided by operating activities  8,249,422    12,125,484

Cash flows from investing activities:
   Capital expenditures in telephone plant          (8,759,195)   (8,248,496)
   Removal cost - telephone plant retired             (100,135)      (37,538)
   Purchase of investments in affiliates            (2,282,867)   (2,970,729)
   Purchases of investment securities                 (811,149)   (4,330,232)
   Maturities of investment securities               1,143,071        ---
   Partnership capital distribution                    230,674       628,712
   Sales of investment securities                    4,694,500        ---

          Net cash used in investing activities     (5,885,101)  (14,958,283)

Cash flows from financing activities:
   Repayment of long-term debt                        (330,000)     (330,000)
   Dividends paid                                   (2,100,587)   (2,015,122)
   Proceeds from common stock issuance                  34,480        41,138
   Other                                               150,836        15,312
          Net cash used in financing activities     (2,245,271)   (2,288,672)

   Net increase (decrease) in cash and
     cash equivalents                                  119,050    (5,121,471)

   Cash and cash equivalents-beginning of period     4,751,204     8,346,235

   Cash and cash equivalents-end of period         $ 4,870,254   $ 3,224,764




See accompanying notes to financial statements.

                         CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six months then ended and cash flows for the six months then ended.

2. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the six months ended June 30, 1996.


                                                 .....Voting.....
                                                Shares      Value

    Outstanding at December 31, 1995..........  75,673    $4,021,094
    Issued for stock split distributed
       5/30/96 to holders of record 5/03/96... 151,346        ---
    Outstanding at June 30, 1996.............. 227,019    $4,021,094

    Weighted average shares outstanding
       for the six months ending
       June 30, 1996.......................... 227,019



                                             .....Non-Voting Class B.....
                                                  Shares       Value
    Outstanding at December 31, 1995..........   418,667    $23,114,777
    Issuance of common stock..................       668        186,955
    Issued for stock split distributed 5/30/96
       to holders of record 5/03/96...........   838,670         ---
    Tax benefit from the exercise of options..    ---            15,549
    Outstanding at June 30, 1996.............. 1,258,005    $23,317,281

    Weighted average shares outstanding
       for six months ending
       June 30, 1996.......................... 1,257,504




    On April 25, 1996, the Board of Directors declared a three for one stock split (two new shares for each share held) payable May 30, 1996 to shareholders of record May 3, 1996. This created an additional 151,346 shares of common voting and 838,670 shares of non-voting Class B shares. These amounts are reflected in all share data presented herein.

4.  SECURITIES AVAILABLE-FOR-SALE

                                           June 30, 1996

                                              Gross Unrealized
    Securities                     Amortized                          Fair
    Available-for-Sale               Cost      Gains      Losses     Value
    State, county and municipal
      debt securities            $4,172,972       2,196    56,787   4,118,381
    Equity Securities               843,505   2,394,207   467,920   2,769,792
                                 $5,016,477   2,396,403   524,707   6,888,173


                                     Amortized Cost          Fair Value

    Current                            $  591,318            $  591,318
    Due after one through five years    2,426,713             2,401,843
    Due after five through ten years    1,154,941             1,125,220
    Equity securities                     843,505             2,769,792

         Total                         $5,016,477            $6,888,173



5.  INVESTMENTS IN AFFILIATED COMPANIES
                                                      6/30/96       12/31/95

    ITC Associates Partnership (equity method)    $  5,519,832   $  5,519,832
    RSA 15 Partnership (equity method)               6,404,523      4,844,472
    BellSouth Carolinas PCS, LP (equity method)      5,964,255      4,597,756
    U.S. Telecom Holdings (equity method)            3,520,833      3,520,833
    Wireless 1 - Carolinas (equity method)             998,400        240,000
    ITC Holdings (equity method)                       658,354        658,354
    ITN Charter (cost method)                          789,347        789,347
    U.S. Intelco (cost method)                         279,277        279,277
    Ellerbe Partnership (equity method)              1,094,867        898,959
    Access On (equity method)                          271,035        271,035
    Embion of North Carolina (equity method)            ---            63,747
    Data Base Network Services, Ltd. (cost method)*    123,747         ---
    Other, at cost which approximates market           108,330        105,343

          TOTAL                                   $ 25,732,800   $ 21,788,955


    * The Registrant's interest in Embion of North Carolina was exchanged April 26, 1996 for 15,000 shares of Data Base Network Services, Ltd.

6.  LONG-TERM DEBT:

    Long-term debt excluding current maturities comprised the following:

    First Mortgage Bonds:             June 30, 1996      December 31, 1995
    6 1/4% Series F, due 3/1/97        $   ---              $ 1,440,000
    Note payable to a bank @ 7.25%
     due in installments until 2001      2,324,000            2,634,000

          TOTAL                        $ 2,324,000          $ 4,074,000


    Annual maturities and sinking fund requirements of the long-term debt outstanding for the five year periods subsequent to June 30, 1996 are as follows: $330,000 in 1996; $2,040,000 in 1997; $620,000 in 1998 and 1999
    and 2000; and $154,000 thereafter.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    Liquidity and Capital Resources
         The liquidity of the Company decreased during the six-month period ending June 30, 1996. Current assets exceeded current liabilities by $3,170,904 at June 30, 1996. In comparison, current assets exceeded current liabilities by $6,228,335 at December 31, 1995.

         Current assets decreased by $1,143,704 when compared to December 31, 1995. This decrease is primarily due to decreases in short-term investments of $2,120,381, accounts receivable of $442,341, deferred income taxes of $43,020 and prepaid expenses of $236,587. The decreases were offset in part by an increase in refundable income taxes of $1,232,667, due to an over deposit of taxes payable, an increase in materials and supplies of $346,908 and an increase in cash and cash equivalents of $119,050.

         Current liabilities increased by $1,913,727 during the six months ending June 30, 1996. This increase is primarily from the reclassification of long-term debt to current liabilities for the March 1, 1997 maturity of First Mortgage bonds in the amount of $1,420,000. Accounts payable decreased $162,660 due to payments made to creditors and other accrued liabilities increased $562,179 primarily due to an increase in accrued property taxes of $330,000.

         The Company's primary source of liquidity is funds provided by operations. During this six months ended June 30, 1996, cash provided by operations totaled $8,249,422.

         The primary use of cash during this period was for normal additions to telephone plant - $8,759,195, purchase of investments in affiliates - $2,282,867, and payment of dividends - $2,100,587. Carolina Personal Communications received $1,692,150 of the cash expended for investments in affiliates. Funds needed in excess of those generated by operations were generated by the sale of investments available for sale. Sales and maturities of these investments totaled $5,837,571 during the six months ending June 30, 1996.

         The Company has ordered a switch to be used in the long distance area of operations. This switch, costing about $2.2 million, will be purchased in the third quarter out of the cash and cash equivalents available.

         At June 30, 1996, the Company's investment portfolio totaled
    6.9 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At June 30, 1996, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.








                                   -9-
    Results of Operations

      3 months ended June 30, 1996 and June 30, 1995
         Operating revenues increased $75,847 or .01% for the three months ended June 30, 1996 compared to same period of 1995.

         Local service revenues increased $506,927 or 9.7% during this period. This growth is a result of improved demand for service and the metro calling plan which allocates more revenues to local service. It is expected that growth in this classification of revenues will continue throughout this year.

         Access and toll revenues decreased $636,692 or 9.4% for the three months ended June 30, 1996 when compared to the same period of 1995. Most of this decrease is a result of a one time settlement received during 1995, which was related to a prior period, from the National Exchange Carrier Association (NECA) in the amount of approximately $1.5 million. This settlement amount was a result of the additional expenses generated by amortization of telephone plant as ordered by the North Carolina Utilities Commission during the last half of 1994. Without this settlement, access and toll revenues would have increased approximately $863,000 or 12.7% for this same period.

         Other and unregulated income increased $240,866 or 11.2% for this period. This increase results primarily from an increase of $273,894 in non-regulated income, net. This increased amount is a result of increased sales efforts in customer premise equipment. The Company is placing more emphasis on the non-regulated area of operations and it is expected that non-regulated income will continue to increase.

         Provision for uncollectible accounts has increased for this period due to increased write-offs. These increased write-offs are due in part to increased business activity.

         Operating expenses, exclusive of depreciation, increased
    $2,041,932 or 28.8%. Plant specific expenditures increased $990,619 or 31.0% due to an increased amount of maintenance in outside plant and remodeling and repair of buildings.

         Customer and corporate operations increased by $1,051,313 or 45.8% when compared to the previous year amount. Approximately 15% of this amount is a result of accruals in the other post employment benefits, or medical costs for retirees and pension cost, with the balance due to a one time reconciliation of customer accounts receivable. Since adoption of SFAS 106, the Company has been recovering the full accrual amount of other employment expenses and benefit costs in its rates with the various jurisdictions.

         Depreciation expense increased $319,745 or 16% for this period. This increased amount is due to a larger depreciable base and increased rates as authorized by the North Carolina Utilities Commission.

    Results of Operations  (Con't.)

      3 months ended June 30, 1996 and June 30, 1995   (Con't.)
         Other income decreased $139,519 or 14.4% for this period. This amount results from an increase in equity in income of affiliates of $88,265 during 1996 and a reduction in interest income, dividend income and gain on sale of $187,770. Interest income decreased due to smaller amounts invested in interest earning assets and lower earning rates.

         Income taxes decreased approximately 31% as a result of lower taxable income for this period.

         In addition, as the PCS network begins operation the Company expects to incur losses in these operations. These losses are not quantifiable at this time but the amounts are not expected to be material to overall operations.



    Results of Operations

      6 months ended June 30, 1996 and June 30, 1995
         Operating revenues increased $1,354,423 or 5% for the six months ended June 30, 1996, over the six months ended June 30, 1995. This increase is a result of higher local and other and unregulated revenue but was offset in part by lower access and toll service revenues.

         Local service revenues increased $1,066,733 or 10.3% during this period. This growth is a result of improving growth in demand for service and a metro calling plan which allocates more revenues to local service. It is expected that this growth will continue as long as the current business activity is sustained.

         Access toll and revenues decreased $178,459 or 1.4% during the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. This decrease is due primarily to the prior period settlement recovered from NECA during the second quarter 1995. Without this $1.5 million settlement, toll and access revenues would have increased by approximately $1.3 million or 10.5%.

         Other and unregulated operating revenues increased $536,712 or 12.1% during this period in comparison to the same period of the previous year. This increase is a result of larger amounts of non-regulated revenues. The Company is placing more emphasis on the non-regulated area of operations and it is expected that non-regulated income will continue to increase.

         Operating expenses, exclusive of depreciation, for the six month period ended June 30, 1996 increased $3,280,543 or 24.5%. This increase arises in part from an increase in plant specific expenditures in the amount of $1,582,240, which is a result of increased maintenance and construction in the outside plant operations and building remodeling and repair.

    Results of Operations  (Con't.)

      6 months ended June 30, 1996 and June 30, 1995
         Corporate and customer operation expense increased $1,698,303 or 24.3% when compared to the same period of 1995. Approximately 53% of this amount is a result of accruals in the other post employment benefits, or medical costs for retirees and pension cost, with the balance due to a one time reconciliation of customer accounts receivable.

         Depreciation expense increased $568,202 or 14.7% for the six month period ended June 30, 1996 as compared to the same period of 1995.
    This increased amount is due to a larger depreciable base and increased rates as authorized by the North Carolina Utilities Commission during 1995 and in effect for all of 1996.

         Other income increased $257,969 for this period. This increased amount in other income is primarily from the recognition of additional income in earnings of affiliates of $417,615 over amounts accrued in 1995. This additional income was offset by decreased interest income, dividend income, and gain on sale of $287,960. Interest income decreased due to smaller amounts invested in interest earning assets and lower earning rates.

         Income taxes decreased approximately 14% as a result of lower taxable income during this period.

         In addition, as the PCS network begins operation the Company expects to incur losses in these operations. These losses are not quantifiable at this time but the amounts are not expected to be material to overall operations.

                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    The registrant is not involved in any material legal proceedings at June 30, 1996, except as previously disclosed in Item 3 of its annual report on Form 10-K for year ended December 31, 1995 and in Note 9 to the registrant's financial statements included therein.


Item 2.  Changes in Securities

    None


Item 3.  Defaults Upon Senior Securities

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    Annual Meeting was held April 25, 1996.

    All directors were reelected.

    Proxies were solicited for the following matters:

    (1) To elect seven directors for terms designated.
                  Betty Gay Bivens
                  John R. Boger, Jr.
                  L. D. Coltrane, III
                  Michael R. Coltrane
                  Ben F. Mynatt
                  Jerry H. McClellan
                  Phil W. Widenhouse
         For  68,156       Authority Withheld  0       Broker Non-Vote  0
           (Each nominee received the same number of votes)

    (2) Approval of the 1996 Directors Compensation Plan
         For  64,012   Against  1489   Abstain  2655   Broker Non-Vote  0

    (3) Approval of proposal to amend the Corporation's Articles of Incorporation to increase the number of shares of Voting Common Stock authorized for issuance from 100,000 to 3,000,000
         For  63,703   Against  1476   Abstain  2978   Broker Non-Vote  0

    (4) Approval of proposal to amend the Corporation's Articles of Incorporation to increase the number of shares of Class B
        Non-voting Common Stock authorized for issuance from 700,000 to 15,000,000
         For  371,199  Against  2394  Abstain  3960  Broker Non-Vote  598

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




                                     CT COMMUNICATIONS, INC.
                                           (Registrant)




                                      /s/ BARRY R. RUBENS
                                      Senior Vice President,
                                      Secretary and Treasurer








     August 12, 1996
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)
























                              -15-
                        INDEX TO EXHIBITS

 Exhibit No.
(per Item 601             Description                    Sequential
 of Reg. S-K              of Exhibits                     Page No.

    27.             Financial Data Schedule                 E-1