Form 10-Q
period 1996-09-30
CT COMMUNICATIONS INC /NC
filed 1996-11-14
CIK 23259

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

  (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to
_______________

Commission file number   0-19179
                       -----------
                     CT COMMUNICATIONS, INC.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                            56-1837282
-----------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

     68 Cabarrus Avenue, East
     P.O. Box 227, Concord, N.C.                  28025
-------------------------------------------------------------------
 (Address of principal executive offices)       (Zip Code)

            (704) 722-2404
-------------------------------------------------------------------
       (Registrant's telephone number, including area code)


-----------------------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                           ---------   --------
              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,485,024 shares of Common Stock outstanding as of September 30, 1996.

                  Voting             -   227,019
                  Class B Non-Voting - 1,258,005


                     CT COMMUNICATIONS, INC.


                              INDEX



                                                         Page No.
                                                         --------
PART I.  Financial Information

     Balance Sheets --
      Sept. 30, 1996 and December 31, 1995                 2-3

     Statements of Income --
       Three and Nine Months Ended Sept. 30, 1996 and 1995   4

     Statements of Cash Flows --
       Nine Months Ended Sept. 30, 1996 and 1995             5

     Notes to Financial Statements                           6-8

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations        9-15

PART II.  Other Information                                 16



                  PART I.  FINANCIAL INFORMATION


                     CT COMMUNICATIONS, INC.

                   Consolidated Balance Sheets

                            Unaudited

                              ASSETS

                                   September 30,     December 31,
                                      1996              1995
Current assets:                     -----------      ------------
     Cash and cash equivalents    $  6,036,752       $4,751,204
Short-term investments                 216,157        2,711,699
     Accounts receivable, net of allowance
       for doubtful accounts of $100,000
       in 1996 and 1995              6,625,257        8,878,698
     Refundable income taxes            ---             176,228
     Materials and supplies          2,659,244        1,803,419
     Deferred income taxes              ---              71,324
     Prepaid expenses and other
      assets                           150,350          533,385
                                  ------------      ------------
  Total current assets              15,687,760       18,925,957

Investments securities               5,475,126        9,074,888
Investments in affiliates           26,627,179       21,788,955

Property, plant & equipment:
     Telephone plant in service:
      Land, buildings, and general
       equipment                     22,510,661       17,400,228
          Central office equipment   50,238,029       47,037,535
       Poles, wire, cables and
          conduit                    69,318,206       65,849,055
     Construction in progress         1,140,234           14,483
                                     143,207,12      130,301,301

 Less accumulated depreciation       78,401,089       72,325,624
                                    ------------     ------------
  Net property, plant, and equipment 64,806,041       57,975,677
                                   -------------     ------------
          TOTAL ASSETS             $112,596,106     $107,765,477
                                   =============     ============



(Continued)
             Consolidated Balance Sheets, (Continued)
                LIABILITIES & STOCKHOLDERS' EQUITY

                            Unaudited

                                         September 30,  December 31,
                                              1996           1995
Current liabilities:                      ------------    -----------

  Current portion of long-term debt &
    redeemable preferred stock           $  2,072,500    $   652,500
  Accounts payable                          7,515,802      8,852,272
  Customer deposits and advance billings    1,117,714      1,080,773
  Accrued payroll                             666,826        468,390
  Accrued pension cost                      1,064,246      1,143,033
  Other accrued liabilities                 1,489,491        500,654
  Income taxes payable                        457,270         ---
                                           -----------    -----------
        Total current liabilities          14,383,849     12,697,622
                                          ------------    -----------
Long-term debt                              2,169,000      4,074,000
                                          ------------    ----------
Deferred credits and other liabilities:
  Deferred income taxes                     1,130,006      1,568,455
  Investment tax credits                    1,062,686      1,148,850
  Regulatory liability                      2,570,157      2,633,285
  Postretirement benefits other than
    pension                                 9,129,958      8,104,965
                                          -----------    ------------
  Other                                     1,103,098      1,103,098
                                           14,995,905     14,558,653

Redeemable preferred stock, $100 par value:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,750 shares
  in 1996 and 1995                            162,500        162,500
                                           ------------   -----------
          Total liabilities                31,711,254     31,492,775
                                           ------------   -----------
Stockholders' equity:
  Preferred Stock not subject to mandatory redemption:
      5% series, $100 par value; 15,087 shares
           outstanding                      1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
           outstanding                        200,000        200,000
    Discount on 5% preferred stock            (16,059)       (16,059)
  Common stock:
    Voting, 227,019 shares outstanding      4,021,094      4,021,094
    Nonvoting, outstanding 1,258,005
           shares in 1996 and 1,256,001
           in 1995                          23,317,281     23,114,777
  Other capital                                298,083        298,083
  Unearned compensation                       (198,497)       (60,752)
  Unrealized gain on securities available-
      for-sale                                 893,048      1,196,766
  Retained earnings                          0,861,202     46,010,093
                                            ------------   -----------
      Total stockholders' equity            80,884,852     76,272,702
                                            ------------   -----------
      TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                              $112,596,106   $107,765,477
                                             ===========    ===========
See Accompanying Notes To Financial Statements.

                     CT COMMUNICATIONS, INC.
                Consolidated Statements of Income
       For 3 and 9 months ended September 30, 1996 and 1995
                            Unaudited

                                            Three Months Ended
                                            ------------------
                                               September 30,
                                               -------------
OPERATING REVENUES:                        1996           1995
                                           ----           ----
  Local service                        $ 6,173,732     $5,375,407
  Access and toll service                9,849,842      6,438,006
  Other and unregulated                  2,645,408      2,251,026
  Less provision for uncollectible
   accounts                                 38,034       (105,624)
                                       ------------    -----------
        Total operating revenues        18,707,016     13,958,815

OPERATING EXPENSES:
  Plant specific                         7,565,899      3,405,436
  Depreciation and amortization          3,009,958      3,615,590
  Customer operations                    1,780,148      1,415,186
  Corporate operations                   2,459,636      1,731,375
                                        ------------    -----------
        Total operating expenses        14,815,641     10,167,587
                                        ------------     ----------
        Net operating revenues           3,891,375      3,791,228

OTHER INCOME (EXPENSES):
  Equity in income of affiliates           358,699        180,469
  Interest, dividend income and
     gain on sale                          892,116        837,010
  Other expenses, principally interest    (441,269)      (143,667)
                                        ------------      ---------
        Total other income                 809,546        873,812
                                        ------------      ---------
        Income before income taxes       4,700,921      4,665,040

Income taxes                             2,139,354      1,706,060
                                        ------------      ---------
        Net income                       2,561,567      2,958,980

DIVIDENDS ON PREFERRED STOCK                23,128         23,278
                                        ------------    -----------
EARNINGS FOR COMMON STOCK              $ 2,538,439     $2,935,702
                                        ============   ============
EARNINGS PER COMMON SHARE*             $      1.71     $     1.98
                                        ============  ============
DIVIDENDS PER COMMON SHARE*            $       .70     $      .68
                                        ============   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING*     1,485,024      1,480,806

*See accompanying notes to financial statements.

                     CT COMMUNICATIONS, INC.
                Consolidated Statements of Income
       For 3 and 9 months ended September 30, 1996 and 1995
                            Unaudited

                                           Nine Months Ended
                                           -----------------
                                             September 30,
                                             ------------
OPERATING REVENUES:                      1996            1995
  Local service                     $17,556,408     $15,691,350
  Access and toll service            22,213,474      18,980,097
  Other and unregulated               7,621,748       6,690,654
  Less provision for uncollectible
           accounts                    (135,341)       (208,436)
                                    -----------     ------------
        Total operating revenues     47,256,289      41,153,665

OPERATING EXPENSES:
  Plant specific                     15,558,184       9,815,481
  Depreciation and amortization       7,575,129       7,594,559
  Customer operations                 5,166,996       4,416,352
  Corporate operations                7,761,107       5,720,225
                                     ----------      -----------
        Total operating expenses     36,061,416      27,546,617
                                     ----------      -----------
        Net operating revenues       11,194,873      13,607,048

OTHER INCOME (EXPENSES):
  Equity in income of affiliates      2,345,333       1,790,812
  Interest, dividend income and
     gain on sale                     1,123,902       1,321,177
  Other expenses, principally interest (998,719)       (835,176)
                                      ---------     ------------
        Total other income            2,470,516       2,276,813
                                     -----------    -----------
        Income before income taxes   13,665,389      15,883,861

Income taxes                          5,683,810       5,824,596
                                    ------------    -----------
        Net income                    7,981,579      10,059,265

DIVIDENDS ON PREFERRED STOCK             69,382          69,832
                                   -------------    -----------
EARNINGS FOR COMMON STOCK           $ 7,912,197     $ 9,989,433
                                    ============    ===========
EARNINGS PER COMMON SHARE*          $      5.33     $      6.76
                                    ============    ===========
DIVIDENDS PER COMMON SHARE*         $      2.08     $      2.02
                                    ============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING*  1,484,691       1,477,749

*See accompanying notes to financial statements.



                     CT COMMUNICATIONS, INC.
                     Statements of Cash Flows
          For 9 months ended September 30, 1996 and 1995
                            Unaudited

                                          1996          1995
                                         ------        ------
Cash flows from operating activities:
 Net income                           $  7,981,579  $10,059,265

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization         7,575,129    7,594,559
   Deferred income taxes and tax credits  (453,289)  (1,520,155)
   Postretirement benefits               1,024,993    1,259,894
   Loss on retirement of non-regulated
     property                                1,323        5,178
   Loss (gain) on sale of investments       78,581     (148,680)
   Undistributed income of affiliate    (2,345,332)  (1,790,812)
   Decrease (increase) in accounts
      receivable                         2,253,441   (1,800,857)
   (Increase) in materials and supplies   (855,825)    (370,092)
   Unrealized loss recorded in investment
    securities                             497,996        ---
   Decrease in other assets                383,035      137,680
   (Decrease) increase in accounts
       payable                          (1,336,470)     925,235
   Increase in customer deposits and advance
     billings                               36,941       65,246
   Increase in accrued liabilities       1,045,358    1,048,867
   Increase in income taxes payable       (633,498)    (567,852)
   Unearned compensation                   137,745        ---
                                        -----------  -----------
     Net cash provided by operating
       activities                       15,391,707   14,897,476

Cash flows from investing activities:
  Capital expenditures in telephone
      plant                            (13,631,677)  (12,097,546)
  Removal cost - telephone plant
                          retired         (156,794)     (136,779)
  Purchase of investments in affiliates (3,637,492)   (3,573,679)
  Purchases of investment securities    (1,033,359)   (3,649,386)
  Maturities of investment securities     1,328,126       ---
  Partnership capital distribution        1,144,600      648,712
  Sales of investment securities          5,223,960    2,634,747
                                        -----------  -----------
   Net cash used in investing activities(10,762,636) (16,173,931)
                                        ------------ ------------
Cash flows from financing activities:
 Repayment of long-term debt               (485,000)  (1,372,500)
 Dividends paid                          (3,144,595)  (3,032,225)
 Proceeds from common stock issuance         186,955      500,449
 Tax benefit from ESOP distribution          15,549        ---
 Other                                       83,568       40,364
                                        -----------  -----------
    Net cash used in financing activities(3,343,523)  (3,863,912)
                                        ------------ ------------
  Net increase (decrease) in cash  and
       cash equivalents                   1,285,548   (5,140,367)

  Cash and cash equivalents-beginning
     of period                            4,751,204    8,346,235
                                        ------------ -----------
  Cash and cash equivalents-end of
     period                             $ 6,036,752  $ 3,205,868
                                        ============ ===========
See Accompanying Notes To Financial Statements.



                     CT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.

2. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the nine months ended September 30, 1996.

                                              .....Voting.....
                                             Shares      Value
                                             ------      -----
     Outstanding at December 31, 1995......  75,673    $4,021,094
     Issued for stock split distributed
       5/30/96 to holders of record 5/03/96  51,346        ---
                                           -------    ----------
     Outstanding at September 30, 1996......227,019    $4,021,094
                                           =======    ==========
     Weighted average shares outstanding
        for the nine months ended
        September 30, 1996..................227,019

                                             Class B Non-Voting
                                            Shares        Value
                                            ------        -----
     Outstanding at December 31, 1995.      418,667  $23,114,777
     Issuance of common stock.........          668      186,955
     Issued for stock split distributed 5/30/96
        to holders of record 5/03/96..      838,670       ---
     Tax benefit from exercise of options    ---          15,549
                                         ---------  -----------
     Outstanding at September 30, 1996    1,258,005  $23,317,281
                                         =========  ===========

     Weighted average shares outstanding
        for nine months ended
        September 30, 1996................1,257,672

     On April 26, 1996, the Board of Directors declared a three for one stock split (two new shares for each share held) payable May 30, 1996 to shareholders of record May 3, 1996. This created an additional 151,346 shares of common voting and 838,670 shares of Class B non-voting shares. These amounts are reflected in all share data presented herein.



4.  SECURITIES AVAILABLE-FOR-SALE

                                        September 30, 1996
                                  ------------------------------
                                         Gross Unrealized
                                        ------------------
    Securities                   Amortized                          Fair
    Available-for-Sale             Cost       Gains      Losses     Value
    ------------------             ----       -----      ------     -----
    State, county and municipal
      debt securities           $3,388,549  $    6,042  $ 13,508  $3,381,083
    Equity Securities              843,505   2,394,207   927,512   2,310,200
                                ----------  ----------  --------  ----------
          Total                 $4,232,054  $2,400,249  $941,020  $5,691,283
                                ==========  ==========  ========  ==========

                                       Amortized Cost           Fair Value
                                       --------------           ----------
    Current                              $  245,147             $  216,157
    Due after one through five years      2,016,602              2,015,375
    Due after five through ten years      1,126,800              1,149,551
    Equity securities                       843,505              2,310,200
                                         ----------             ----------
          Total                          $4,232,054             $5,691,283
                                         ==========             ==========



5.  INVESTMENTS IN AFFILIATED COMPANIES
                                                     9/30/96        12/31/95
                                                    ---------      ----------
    ITC Associates Partnership (equity method)    $  5,519,832   $  5,519,832
    RSA 15 Partnership (equity method)               6,412,433      4,844,472
    BellSouth Carolinas PCS, LP (equity method)      6,459,257      4,597,756
    U.S. Telecom Holdings (equity method)            3,520,833      3,520,833
    Wireless 1 - Carolinas (equity method)           1,322,403        240,000
    ITC Holdings (equity method)                       658,354        658,354
    ITN Charter (cost method)                          789,347        789,347
    U.S. Intelco (cost method)                         279,277        279,277
    Ellerbe Partnership (equity method)              1,159,826        898,959
    Access On (equity method)                          271,035        271,035
    Embion of North Carolina (equity method)            ---            63,747
    Data Base Network Services, Ltd. (cost method)*    123,747         ---
    Other, at cost which approximates market           110,835        105,343
                                                  ------------   ------------
          TOTAL                                   $ 26,627,179   $ 21,788,955
                                                  ============   ============

    * The Registrant's interest in Embion of North Carolina was exchanged April 26, 1996 for 15,000 shares of Data Base Network Services, Ltd.

6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:          September 30, 1996     December 31, 1995
    --------------------           ------------------     -----------------
    6 1/4% Series F, due 3/1/97        $   ---               $ 1,440,000
    Note payable to a bank @ 7.25%
      due in installments until 2001     2,169,000             2,634,000
                                       -----------           -----------
          TOTAL                        $ 2,169,000           $ 4,074,000
                                       ===========           ===========

    Annual maturities and sinking fund requirements of the long-term debt outstanding for the five year period subsequent to September 30, 1996 are as follows: $155,000 in 1996; $2,060,000 in 1997; $620,000 in 1998, 1999
    and 2000; and $154,000 thereafter.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    LIQUIDITY AND CAPITAL RESOURCES

         The liquidity of the Company decreased during the nine month period ending September 30, 1996. Current assets exceeded current liabilities by $1,303,911 at September 30, 1996. In comparison, current assets exceeded current liabilities by $6,228,335 at December 31, 1995.

         Current assets decreased by $3,238,197 when compared to December 31, 1995. This decrease is primarily due to a decrease in short-term investments of $2,495,542, which were applied to investments in affiliates; a decrease in accounts receivable of $2,253,441 due to an adjustment to reconcile customer accounts receivable and accelerated collection; a decrease in deferred income taxes of $71,324; a decrease in refundable income taxes of $176,228; and a decrease in prepaid expenses of $383,035, primarily prepaid directory expense and prepaid insurance. The decreases were offset in part by an increase in materials and supplies of $855,825 and an increase in cash and cash equivalents of $1,285,548.

         Current liabilities increased by $1,686,227 during the nine months ending September 30, 1996. This increase is primarily from the reclassification of long-term debt to current liabilities for the March 1, 1997 maturity of First Mortgage bonds in the amount of $1,420,000. Accounts payable decreased $1,336,470 due to payments made to creditors and other accrued liabilities increased $988,837 primarily due to an increase in accrued property taxes of $495,000 and an accrual for anticipated over earnings of $600,000. This accrual was made to address a North Carolina Utilities Commission notice identifying the Registrant as having earnings in excess of the maximum rate of return authorized by the Utilities Commission.

         The Company's primary source of liquidity is funds provided by operations. During the nine months ended September 30, 1996, cash provided by operations totaled $15,391,707.

         The primary use of cash during this period was for normal additions to telephone plant - $13,631,677, purchase of investments in affiliates - $3,637,492, payment of dividends - $3,144,595 and purchase of investment securities - $1,033,359. BellSouth Carolinas PCS LP received $2,489,600 of the cash expended for investments in affiliates. Funds needed in excess of those generated by operations were generated by the sale or maturity of investments available for sale and partnership capital distributions. Sales and maturities of these investments totaled $6,552,086 during the nine months ending September 30, 1996.

         At September 30, 1996, the Company's investment portfolio totaled $5.7 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. There are no plans to borrow additional funds at this time. At September 30, 1996, the Company had available lines of credit totaling $13,500,000, none of which was outstanding. Management believes the liquidity is adequate to meet the operational needs of the Company.



    RESULTS OF OPERATIONS

      3 MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Operating revenues increased $4,748,201 or 34% for the three months ended September 30, 1996 compared to same period of 1995.

         Local service revenues increased $798,325 or 14.85% during this period. This growth is a result of improved demand for service and the metro calling plan which allocates more revenues to local service. It is expected that growth in this classification of revenues will continue throughout this year.

         On November 1, 1996, the Registrant asked the North Carolina Utilities Commission (NCUC) to approve a new rate plan which will substantially expand the area in which customers can call without paying long distance charges. If approved, this plan will initially reduce revenues by about $722,000 the first year; however, it will allow the Registrant to prepare for competition in the local area of operations. A more detailed discussion is below.

         Access and toll revenues increased $3,411,836 or 53% for the three months ended September 30, 1996 when compared to the same period of 1995. This increase is primarily a result of the reclassification of access and settlement charges from an offsetting revenue account to an expense category. This amount is $2,382,954 for 1996 or 70% of the increase. This represents charges for the entire year of 1996. Amounts for 1995 are not reclassified. The remaining increase, $1,028,882, is generated by increased marketing and sales efforts and increased calling volumes by the interexchange carriers.

         Other and unregulated income increased $394,382 or 17.5% for this period. This increase results primarily from an increase of $206,423 in non-regulated income, net. This increased amount is a result of increased sales efforts in customer premise equipment and increased billing and collection charges. The Company is placing more emphasis on the non-regulated area of operations and it is expected that non-regulated income will continue to increase.

         Provision for uncollectible accounts decreased for this period due to increased collections of amounts previously written off.

         Operating expenses, exclusive of depreciation, increased $5,253,686 or 80.2%. Plant specific expenditures increased $4,160,463 or 122% for this period when compared to the same period of 1995. This increase results from the reclassification of access and toll settlement charges from an offsetting revenue account to an expense account in the amount of $2,382,954; increased maintenance expenditures in the outside plant operations of $699,172 due to extensive construction work on cable and pole line facilities; and increased access expense of $885,754 due to increased toll volumes generated by long distance sales. Also non-regulated expense increased by $124,916 due to increased activity in the non-regulated area of operation.





    RESULTS OF OPERATIONS  (CON'T.)

      3 MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995  (Con't.)

         Corporate and customer operations expense increased $1,093,223 or 34.7% for this period when compared to the same period of 1995. Approximately $457,027 of this amount relates to product management and advertising. General and administrative expense constitute $458,835 of this increase. The Registrant is placing more emphasis on development of product identity through increased advertising and has committed considerable expenditures in work process re-engineering and advanced internal information processing.

         Depreciation expense decreased $605,632 or 17% for this period when compared to 1995. An additional accrual of $600,000 has been recorded in this expense category for this period in expectation of earnings in excess of the maximum rate of return authorized by the North Carolina Utilities Commission. Also during the comparable period of 1995, a special amortization charge was recorded in the amount of $1,500,000. Without this amortization and accrual, depreciation and amortization would have been increased $294,368, which is a result of an increased depreciable base and higher rates in effect for this period.

         Other income decreased $64,101 or 7.3% for this period. This amount results from an increase in equity in income of affiliates of $178,230 during 1996 and an increase in interest income, dividend income and gain on sale of $55,106 which was offset in part by an increase in other expense, principally interest, of $297,602.

         Income taxes increased approximately $433,294 or 25% for this period due to increased taxable income for this period.

         The PCS network became operational during this period. It incurred losses due to start up costs of approximately $108,000. Losses related to start up costs are expected to occur over the next three years but are not expected to be material to overall operations.



    RESULTS OF OPERATIONS

      9 MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Operating revenues increased $6,102,624 or 15% for the nine months ended September 30, 1996, over the nine months ended
    September 30, 1995.

         Local service revenues increased $1,865,058 or 11.9% during this period. This growth is a result of improving growth in demand for service and a metro calling plan which allocates more revenues to local service. It is expected that growth in this classification of revenues will continue throughout this year.



    RESULTS OF OPERATIONS (Con't.)

      9 MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 (Con't.)

         Access toll and revenues increased $3,233,377 or 17.0% during the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This increase is primarily a result of the reclassification of access and settlement charges from an offsetting revenue account to an expense category. This amount, $2,382,954, is for the entire year of 1996 and is 73.7% of the total increase for the period. Amounts for 1995 are not reclassified.
    The remaining increase is a result of increased marketing and sales efforts and increased calling volumes by the interexchange carriers.

         Other and unregulated operating revenues increased $931,094 or 13.9% during this period in comparison to the same period of the previous year. This increase is a result of larger amounts of non-regulated revenues and increased billing and collection revenues. The Company is placing more emphasis on the non-regulated area of operations and it is expected that non-regulated income will continue to increase.

         Operating expenses, exclusive of depreciation, for the nine month period ended September 30, 1996 increased $8,534,229 or 42.8%.
     Plant specific expenditures increased $5,742,703. This increase results from the reclassification of access and toll settlement charges from an offsetting revenue account to an expense account in the amount of $2,382,954; increased maintenance expenditures in the outside plant operations of $1,422,925 due to extensive construction work on cable and pole line facilities; and increased access expense of $1,335,909 due to increased toll volumes generated by long distance sales. Also non-regulated expense increased by $600,915 due to increased activity in the non-regulated area of operations. The remainder primarily relates to the development of an internal management information network.

         Corporate and customer operations expense increased $2,791,526 or 28% for this period when compared to the same period of 1995. Approximately $599,681 of this amount relates to product management and advertising. $603,057 relates to additional efforts being placed in customer service operations and $815,929 relates to consulting fees for work process re-engineering and software for a new accounting system. The remainder primarily relates to an adjustment to reconcile customer accounts receivable.

         Depreciation expense decreased $19,430 for the nine month period when compared to the same period of 1995. An additional accrual of $600,000 was recorded to this expense in anticipation of earnings in excess of the maximum rate of return authorized by the North Carolina Utilities Commission. Also during the comparable period of 1995, a special amortization was recorded in the amount of $1,500,000. Without this accrual and previous special amortization, depreciation and amortization would have increased $880,570 which is a result of an increased depreciable base and increased rates.


    RESULTS OF OPERATIONS (Con't.)

      9 MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 (Con't.)

         Other income increased $193,703 for this period. This increased amount in other income is primarily the recognition of additional income in earnings of affiliates of $554,521 over amounts accrued in 1995. The additional income was offset by decreased interest income, dividend income, and gain on sale of $197,275 and an increase in other expenses of $163,378. Interest income decreased due to smaller amounts invested in interest earning assets and lower earning rates.

         Income taxes decreased approximately 2.4% as a result of lower taxable income during this period.

         The PCS network became operational during this period. It incurred losses due to start up costs of approximately $108,000. Subsequent losses are not expected to be material to overall operations. Losses related to start up costs are expected to occur over the next three years but are not expected to be material to overall operations.


    REQUEST FOR NEW RATE PLAN

         The Registrant has asked the North Carolina Utilities
    Commission (NCUC) to approve a new rate plan that will substantially expand the area in which customers can call without paying long distance charges.

         The new plan also provides customers with 30 minutes of free calling each month into the metro area, which includes Charlotte; simplifies pricing for long distance calls into the western North Carolina area; reduces overall telephone costs for customers; and paves the way for competition to emerge for local dial tone service in the Registrant's franchise area.

         Under the proposed rate structure, the Registrant's residential customers, except those in the Harrisburg exchange, will pay $10.50 per month for basic local service, including touch-calling, which is currently a separate charge of 50 cents per month. Harrisburg customers will pay a slightly higher charge -- $12 per month -- because they can call more customers under that community's basic plan.

         Although these new prices reflect an increase for basic service, other changes in the plan will offset these increases for many customers, and overall the plan will initially reduce the Registrant's revenues by about $722,000 a year.

         The Registrant proposes opening up all local exchange lines to toll-free calling, making it possible to call throughout areas of Cabarrus, Rowan and Stanly counties served by the Registrant without incurring a long distance charge.

         In addition to offering 30 minutes of free calling each month in the metro area, the Registrant is also proposing to expand the metro area to include Matthews, Huntersville, Davidson and other surrounding communities.

         Metro calling rates are being simplified, with plans tailored to individual calling needs. Customers may select a pre-set number of minutes for a flat monthly rate based on their needs and purchase additional minutes for as low as seven cents each. For very heavy callers, the Registrant is offering an unlimited metro calling package for residential customers only.

         Other significant elements of the plan include elimination of a separate charge for touch-calling and reductions in charges for long distance calls into a broader calling zone that extends into western North Carolina.

         A driving force behind the Registrant's new rate plan is customer demand for expanded calling options to areas beyond their home communities. A new state law that took effect in July (HB161) is helping to make it possible for the Registrant to meet this type of customer demand.

         Under this new legislation, telephone companies are given greater flexibility in setting their price structures, which is a key element in the Registrant's ability to offer expanded services. In exchange for greater flexibility in setting prices, however, local telephone companies must agree to open their markets to competition for local dial tone service -- the last area of telecommunications services to be deregulated.

         Under its "Price Regulation" filing, the Registrant is agreeing to open up its markets to competition for local dial tone service, provided it is allowed to "rebalance" or adjust its rates at the same time. By rebalancing rates, Management believes the Registrant can compete in emerging markets and still sustain local rates that are affordable.



    FACTORS THAT MAY AFFECT FUTURE RESULTS

         The foregoing discussion contains forward-looking statements about the Registrant's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) whether the North Carolina Utilities Commission grants the Registrant's proposed rate plan and, if granted, the Registrant's ability to implement the plan, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, and (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The registrant is not involved in any material legal proceedings at September 30, 1996, except as previously disclosed in Item 3 of its annual report on Form 10-K for year ended December 31, 1995 and in
    Note 9 to the registrant's financial statements included therein.


ITEM 2.  CHANGES IN SECURITIES

    None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        EXHIBIT NO.         DESCRIPTION OF EXHIBIT

           3.1              Articles of Incorporation of
                            the Registrant, as amended.

           3.2              By-laws of the Registrant,
                            as amended.

           27               Financial Data Schedules.

    b)  Reports on Form 8-K

        There were no current reports on Form 8-K filed during the third quarter.






                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CT COMMUNICATIONS, INC.
                               ---------------------------------
                                           (Registrant)



                                       /s/ BARRY R. RUBENS

                               ---------------------------------
                                          Barry R. Rubens
                                       Senior Vice President,
                                       Secretary and Treasurer









     November 12, 1996
----------------------------
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)


                          EXHIBIT INDEX


                                                    Sequential
EXHIBIT NO.         DESCRIPTION OF EXHIBIT           PAGE NO.

   3.1             Articles of Incorporation of
                   the Registrant, as amended

   3.2             By-laws of the Registrant,
                   as amended.

   27              Financial Data Schedules.