Form 10-K
period 1996-12-31
CT COMMUNICATIONS INC /NC
filed 1997-03-31
CIK 23259

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

     (Mark one)
 [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended:  DECEMBER 31, 1996

 [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

             Commission File Number:   0-19179


                     CT COMMUNICATIONS, INC.
-----------------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        North Carolina                           56-1837282
-------------------------------            ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization              Identification Number)

68 Cabarrus Avenue, East, Concord, North Carolina        28025
-----------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:
                       (704) 782-7000

     Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:     Name of exchange on which registered:
------------------------   -------------------------------------
        None                                None

     Securities registered pursuant to Section 12(g) of the Act:
                  CLASS B NONVOTING COMMON STOCK
                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant: The Registrant's Voting Common Stock is infrequently traded, and there is no established market for such shares. However, using the sale price of $180 per share on March 19, 1997 for the Class B Nonvoting Common Stock (the last sale known to the Registrant) and not granting a premium for voting rights, the aggregate market value of the Registrant's Voting Common Stock held by Non-Affiliates is $21,716,640 (120,648 x $180).

As of February 28, 1997, the Registrant had outstanding 227,019 shares of Voting Common Stock and 1,258,180 shares of Class B
Nonvoting Stock.


                  CT COMMUNICATIONS, INC.
               AND CONSOLIDATED SUBSIDIARIES

     Form 10-K for the Fiscal Year ended December 31, 1996

                    TABLE OF CONTENTS



                                                              PAGE

                         PART I

Item 1.   Business...........................................   3
Item 2.   Properties.........................................  13
Item 3.   Legal Proceedings..................................  14
Item 4.   Submission of Matters to a Vote of Security Holders  15

                         PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters................................  15
Item 6.   Selected Financial Data............................  17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................  18
Item 8.   Financial Statements and Supplementary Data........  27
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................  27

                         PART III

Item 10.  Directors and Executive Officers of the Registrant.  27
Item 10A. Section 16(a) Beneficial Ownership Reporting
          Compliance.........................................  30
Item 11.  Executive Compensation.............................  31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.........................................  33
Item 13.  Certain Relationships and Related Transactions.....  37

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K........................................  38


                           PART I

ITEM 1.   BUSINESS

     GENERAL. CT Communications, Inc. (the "Registrant") is a holding company providing telecommunications services and communications systems and products through six wholly owned subsidiaries: The Concord Telephone Company ("CTC"); CTC Long Distance Services, Inc. ("CTC LDS"); Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") ("CPC"); CT Wireless Cable, Inc. ("CT Wireless Cable"); CT Cellular, Inc. ("CT Cellular"); and CTC Exchange Services, Inc. ("CTC Exchange").

     CTC provides local and toll telephone service and network access services in a territory covering approximately 705 square miles in Cabarrus, Stanly, Rowan Counties, North Carolina (the "CTC Service Area"). CTC LDS provides long distance telephone service to residential and business subscribers throughout the CTC Service Area, as well as in various other markets surrounding the CTC Service Area. CPC manages the Registrant's ongoing efforts to develop, construct and operate a personal communication service ("PCS") system. CPC also markets and sells PCS services in a specified Major Trading Area ("MTA") on behalf of BellSouth Carolinas PCS Limited Partnership (the "BellSouth Partnership"). CT Wireless Cable holds the Registrant's interest in Wireless One of North Carolina, LLC ("WONC"), a limited liability company formed to provide wireless cable television service in North Carolina. Similarly, CT Cellular holds the Registrant's general partnership interests in certain partnerships that provide cellular mobile telephone services in two North Carolina Rural Service Areas ("RSAs"). Finally, upon receipt of certain required state certifications, CTC Exchange will compete as a local telephone service provider in small to medium-sized markets beyond the CTC Service Area.

     The Registrant is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of CTC into a holding company structure. Pursuant to the reorganization, CTC and CTC LDS each became a direct, wholly owned subsidiary of the Registrant. CT Cellular was organized as a wholly owned subsidiary of the Registrant in 1994, while CPC and CT Wireless Cable were both organized as wholly owned subsidiaries of the Registrant in 1995. CTC Exchange was organized as a wholly owned subsidiary of the Registrant on January 23, 1997.

     At December 31, 1996, the Registrant and its subsidiaries had total consolidated assets of $115,063,963 and had approximately 370 employees. The Registrant has its principal executive offices at 68 Cabarrus Avenue East, Concord, North
Carolina 28205 (telephone number: 704-782-7000).

     LEGISLATIVE AND REGULATORY DEVELOPMENTS. The Registrant's business continued to undergo significant changes during 1996. These changes are primarily the result of the Registrant's efforts to take advantage of fundamental statutory, regulatory and technological developments currently taking place in the telecommunications industry.

     THE TELECOMMUNICATIONS ACT OF 1996.  The Telecommunications
Act of 1996 (the "Telecom Act") was enacted on February 8, 1996.
The Telecom Act mandates significant changes in existing regulation of the telecommunications industry to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry.

     The Telecom Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. The FCC released a tentative implementation schedule on February 12, 1996. Much of this implementation must be completed in numerous virtually simultaneous proceedings with 6 to 18 month deadlines. These proceedings address issues and proposals already before the FCC in pending rulemaking proceedings affecting the wireless industry as well as additional areas of telecommunications regulation not previously addressed by the FCC and the states.

     The primary purpose and effect of the new law is to open all telecommunications markets to competition--including local telephone service. The Telecom Act makes all state and local barriers to competition unlawful, whether they are direct or indirect. It directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations.

     Each state retains the power to impose "competitively neutral" requirements that are both consistent with the Telecom Act's universal service provision and necessary for universal service, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or adopt new requirements under this section is not clearly spelled out. In addition, before it preempts a state or local requirement as violating the entry barrier prohibition, the FCC must hold a notice and comment proceeding.

     The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and repeal or modify any that it deems no longer necessary in the public interest.

     The Telecom Act establishes a general duty of all telecommunications carriers to interconnect with other carriers. Congress has also developed a detailed list of requirements with respect to the interconnection obligations of local exchange carriers ("LECs"). These interconnection obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation.

     LECs designated "incumbents" have additional obligations: to negotiate in good faith; to interconnect on terms that are reasonable and non-discriminatory; to provide non-discriminatory access to "facilities, equipment, features, functions and capabilities" on an unbundled basis so that they can be combined in a manner that a requesting telecommunications carrier sees fit; to offer for resale at wholesale rates any service that LECs provide on a retail basis and not subject to unreasonable or discriminatory conditions; and to provide actual collocation of equipment necessary for interconnection or access.

     The Telecom Act establishes a framework for state commissions to mediate and arbitrate negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The Telecom Act establishes deadlines, policy guidelines for state commission decision making and recourse to the FCC in the event a state commission fails to act.

     In addition to opening up local exchange markets, the Telecom Act contains provisions for (i) updating and expanding telecommunications service guarantees, (ii) removing certain restrictions relating to AT&T former operating companies resulting from the antitrust consent decree issued by the federal courts in 1984, (iii) the entry of telephone companies into video services, (iv) the entry of cable television operators into other telecommunications industries, (v) changes in the rules for ownership of broadcasting and cable television operations, and
(vi) changes in the regulations governing cable television.

     On August 8, 1996, the FCC adopted a number of interconnection obligations that require LECs to provide physical or virtual collocation of equipment necessary for interconnection, as well as a technically feasible method of interconnection requested by a competitive telephone service provider. LECs are also obligated to enter into reciprocal cost-based compensation arrangements with competitive service providers for the transport and termination of "local" traffic. If the LEC refuses to enter into such an agreement with a competitor, the competitor may require the state government to serve as an arbitrator. The FCC also adopted specific methodologies to determine resale discounts and pricing for unbundled network elements in transactions between incumbent LECs and competing service providers.

     The FCC's new interconnection rules are currently being challenged in court by several LECs and state regulatory authorities, and the outcome of those appeals cannot be predicted.

     Although certain interpretive issues under the Telecom Act have not yet been resolved, it is already apparent that the requirements of the Telecom Act will lead to increased competition among providers of local telecommunications services and will simplify the process of switching from incumbent local exchange carrier services to those offered by competitive access providers and competitive local exchange carriers. In light of the foregoing, the Registrant continued its efforts in 1996 not only to improve its competitive position in the local telephone service business, but also to take advantage of opportunities that are developing in connection with other newly emerging telecommunications technologies.

                    THE CONCORD TELEPHONE COMPANY

     GENERAL. CTC, the Registrant's principal subsidiary, was originally organized in 1897 and provides local telephone and intraLATA (Local Access and Transport Area) toll service, access service to other carriers, as well as telephone and equipment sales and leasing to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. As of December 31, 1996, CTC served 96,547 access lines within its Service Area. This figure represents a 5.4% increase from December, 31, 1995.

     To support the ongoing growth in the CTC Service Area, CTC invested more than $11.3 million in circuit and switching technology and expanded the total fiber network in 1996 to more than 8,100 fiber miles. In addition, CTC adopted state-of-the-art Nortel DMS digital switching equipment as its next generation switching platform, with initial implementation to begin in mid- 1997 and continue for approximately five years.

     CTC is empowered by provisions of the North Carolina Public Utilities Law and its Restated Articles of Incorporation to construct and maintain its lines and is authorized by the North Carolina Utilities Commission to operate the territory which CTC now serves. In addition, CTC has municipal franchises for constructing and maintaining its lines in the Cities of Concord, Albemarle, China Grove, Landis, Mt. Pleasant, Harrisburg, New London, Badin and Oakboro.

     During 1996, CTC continued to enhance its services for residential and business customers. These improvements included the introduction of "Caller ID" for effective screening of in-coming calls, expansion of voice mail options, including community or broadcast voice mail, creation of CTC's own branded paging service and planning for an enhanced next generation billing system, which is expected to be fully implemented during 1997 to support new services.

     REQUEST FOR NEW RATE PLAN. On November 1, 1996, CTC filed a price regulation plan (the "Plan") with the North Carolina Utilities Commission ("NCUC") seeking permission to become regulated based on prices rather than traditional rate base rate of return regulation. This Plan would expand the area in which customers can call without paying long distance charges by including all of CTC's exchanges in its toll-free area. The Plan also proposes to expand CTC's metro area. Under the Plan, the metro area, which already includes Charlotte, would be expanded to include Matthews, Huntersville, Davidson and other surrounding communities. The Plan proposes to offer customers 30 minutes of free calling each month in the metro area. Furthermore, metro calling rates would be simplified under the Plan, with calling plans tailored to meet individual needs. Customers would be able to select a predetermined number of minutes for a flat monthly rate based on their needs and purchase additional minutes for as little as $.07 each. For very heavy callers, CTC proposes to offer unlimited metro calling packages for residential customers only. In addition to the foregoing, the Plan proposes to eliminate the separate charge for touch-tone calling and to reduce charges for long-distance calls into a broader calling zone that extends into Western North Carolina.

     Under the new rate structure proposed in the Plan, CTC's residential customers, except those in the Harrisburg exchange, would pay $10.50 per month for basic local service, including touch-calling. Harrisburg customers would pay a slightly higher charge of $12.00 per month, because these customers would be able to call more customers under that community's basic plan. Under the current rate structure, CTC's residential customers pay approximately $7.00 per month for basic local service, plus a separate charge of $.50 per month for touch-calling. Although the rate structure set forth in the Plan reflect an increase for basic service, other changes in the Plan will offset these increases for many customers and would initially reduce the Registrant's revenues by approximately $696,000 per year.

     A driving force behind the Registrant's new rate plan is customer demand for expanded calling options to areas beyond their home communities. Recent legislative developments are helping to make it possible for the Registrant to meet this type of customer demand. During 1995, the North Carolina General Assembly passed H.B. 161, "An Act to Provide the Public with Access to Low- Cost Telecommunication Service in a Changing Competitive Environment" (the "NC Act"). Under this new legislation which officially took effect in July 1996, telephone companies are given greater flexibility in setting their price structures, which is a key element in the Registrant's ability to offer expanded services. In exchange for greater flexibility in setting prices, however, local telephone companies must agree to open their markets to competition for local dial tone service -- the last area of telecommunications services to be deregulated.

     Although the Plan will require that CTC open its markets to competition for local dial-tone services, management believes CTC can compete in emerging markets by rebalancing rates and still sustain local rates that are affordable. A public hearing was held in Concord by the NCUC in March 1997, and a final ruling on the Plan by the NCUC is expected in June 1997. There can be no assurance that the NCUC will approve the Plan as proposed.

     PRESENT SCHEME OF REGULATION. If the Plan is rejected by the NCUC, CTC will continue to be regulated according to a traditional rate base rate of return scheme of regulation as a Rural Telephone Company as defined in the Telecom Act and the NC Act.

     The Registrant qualifies as a Rural Telephone Company under the Telecom Act on two separate grounds (either one of which, by itself, would be adequate to qualify as a Rural Telephone Company). First, the Registrant provides telephone exchange service to an "LEC study area" with fewer than 100,000 access lines. Second, less than 15% of the Registrant's access lines were in communities of more than 50,000 on the date of enactment of the Telecom Act.

     The Telecom Act recognizes that Rural Telephone Companies and telephone companies serving less than 2% of the nation's access lines (a "2% Company") may have difficulty implementing certain aspects of the Telecom Act. As a result, the Telecom Act provides the state regulatory commissions, such as the NCUC, with the ability to exempt, suspend or modify implementation requirements if such requirements are either technically or economically infeasible. CTC qualifies as both a Rural Telephone Company and a 2% Company.

     As of the date hereof, CTC has not received a bonafide request for interconnection from any competitive local exchange company. Accordingly, CTC has not had a reason to request an exemption, suspension or modification of any of the Telecom Act's requirements from the NCUC.

     The NC Act permits the NCUC to allow telecommunication providers to compete with local telephone companies with more than 200,000 access lines. This provision affects areas which account for about 90% of all access lines within the state. It also allows these larger companies to elect alternative forms of regulation, including "price regulation," which is based on prices rather than earnings.

     Under the NC Act, smaller companies, with fewer than 200,000 access lines, including CTC, are allowed to choose whether they want to be regulated by their prices instead of their earnings. If these smaller LECs choose price regulation, other telecommunication providers will be allowed to compete in the smaller companies' local service areas. However, if such smaller companies elect alternative forms of regulation, other than price regulation, they could retain their regulated monopoly. As discussed above, CTC is proposing to be regulated according to its prices and thereby open the CTC Service Area to local telephone service competition pursuant to CTC's currently pending proposed rate plan.

     The NC Act and the Telecom Act both operate to promote greater competition among vendors of local telephone service. Because regulations have not yet been adopted to implement the provisions of the Telecom Act, it is too early to fully understand the relationship between the state and Federal statutes. Nevertheless, the NCUC acknowledges that the NC Act's protection of telephone companies with fewer than 200,000 access lines may be preempted by the Telecom Act, such that the State would be prohibited from providing any type of regulated monopoly protection to a local carrier who does not qualify as a Rural Telephone Company under the Telecom Act. Nevertheless, the Registrant has been advised by legal counsel that a company's status as a Rural Telephone Company under the Telecom Act is determined as of the effective date of such Act, and that the Registrant's status as a Rural Telephone Company is therefore not in jeopardy at this time.

     COMPETITION. As CTC faces increased competition in the local telephone service market, CTC's principal methods of competition include its ability to provide a secure and reliable network, high quality customer service, robust product and service lines, simple pricing plans and wide calling areas, as well as its long-term knowledge of and reputation within the CTC Service Area.

     CTC accounted for approximately 90.3% of the Registrant's operating revenues and approximately 98.6% of the Registrant's operating profit in 1996. Despite the anticipated growth of other products offered by the Registrant, as described below, the Registrant anticipates that CTC will continue to account for a significant portion of the Registrant's earnings in the coming year.

                  CTC LONG DISTANCE SERVICES, INC.

     Organized in 1992, CTC LDS is engaged in the business of purchasing long distance capacity in bulk from interexchange carriers and reselling it to subscribers on a discounted retail basis.

     On April 3, 1993, CTC offered its customers equal access to the interexchange (long distance) carriers who elected to market their services in the CTC Service Area. This enables customers to preselect their carrier and to use this carrier by dialing 1.
CTC LDS received the largest number of selections in the balloting process and has retained over 60% of CTC's customers.
However, these customers are the smaller toll users, and CTC LDS only bills 25% of the total originating minutes of long distance used by customers in the CTC Service Area. CTC LDS is actively seeking new methods to increase its market share and make new products available to its customers including expanding service outside its traditional service area. CTC LDS was successful in these efforts in 1996, as it added more than 7,000 new customers for a total of 62,223. Management expects the easy-to-understand, competitively-priced, long-distance plans offered by CTC LDS will continue to attract new customers to CTC LDS in 1997. During
1996, CTC LDS successfully introduced the new CTC Calling Card, which the Registrant believes will enhance CTC LDS's ongoing efforts to market and sell long distance services.

     During 1996, CTC LDS purchased and installed a Nortel DMS 500 switch at a cost of $2.2 million. This switch is located in the downtown area of Charlotte and its purchase is indicative of the Registrant's commitment to increase market presence by offering services outside of its traditional market area. The addition of the Nortel DMS 500 switch makes CTC LDS a facilities based interexchange carrier in North Carolina.

     At the end of 1996, the CTC LDS had applied for certification to market long distance telephone service in the surrounding states of South Carolina, Georgia, Tennessee and Virginia. To date, CTC LDS has received approval to market long
distance services in South Carolina and Virginia.   It is
expected that the Registrant will begin marketing long distance services in the above mentioned states during 1997, including Georgia and Tennessee upon approval.

     The Telecom Act is not expected to have an immediate impact on CTC LDS since it addresses competition in the local service area of operations. In the future, however, an interexchange carrier or a Regional Bell Operating Company may be able to offer long distance service to CTC LDS customers. This effectively exposes the long distance service to additional competitive pressures. CTC LDS' principal methods of responding to competitive pressures in the long distance telephone service market include its ability to maintain aggressive marketing initiatives and its ability to provide simple pricing plans, high quality customer service, robust product and service lines, easy to understand pricing and accurate billing systems.

                  CTC EXCHANGE SERVICES, INC.

     The Registrant's newest subsidiary, CTC Exchange Services, was organized on January 23, 1997 and is expected to begin operations later in 1997 upon receipt of certain NCUC approvals. This new business unit was created to enable CTC to offer local telephone service to markets beyond the CTC Service Area. If granted regulatory approval, the new company will target small to medium-sized markets in the Carolinas and other contiguous states for expansion of local telephone service.

                         CT CELLULAR

     CT Cellular's principal operations consist of owning two general partnership interests in partnerships providing cellular mobile telephone services. CT Cellular owns 24.5% of Rural
Service Area ("RSA") 4/5, with Ellerbe Telephone and Alltel
Mobile owning the remainder. RSA 4/5 is comprised of Anson, Lincoln, Montgomery and Richmond Counties in North Carolina. CT Cellular also owns 50% of RSA 15, with Alltel Mobile owning the remainder. RSA 15 is comprised of Cabarrus, Stanly and parts of Iredell and Rowan Counties in North Carolina. The initial construction of the cellular mobile telephone systems was completed and became operational in 1991. Growth in cellular mobile services has been good, but it is expected that competition from the PCS technology (see below) may slow this growth. During 1996, RSA 15 experienced growth in customers and revenues. RSA 4/5, however, experienced slower growth in its operations, which was expected given the more rural nature of the area it serves. Both partnerships were profitable in 1996. RSA 4/5 returned profits for the second consecutive year during 1996.

               CAROLINAS PERSONAL COMMUNICATIONS, INC.

     In 1994, the Registrant purchased a limited partnership interest in BellSouth Carolinas PCS Limited Partnership. The BellSouth Partnership's business is to acquire a license, design, develop, construct and operate a personal communication system in a specified Major Trading Area ("MTA") and to market and provide personal communication service ("PCS") services in the MTA. The Registrant's ownership in the BellSouth Partnership is 1.95%.

     PCS is a digital wireless telecommunications service. New PCS devices incorporate various communications methods in a single device, including voice, data interface and paging. With PCS, a user will be able to customize their telecommunications service to best suit their particular requirements.

     The cost of this new service to the customer is expected to
be competitive with cellular technology.   However, like cellular
telephone service, capital requirements will be substantial and aggressive marketing will be needed.

     On March 31, 1995, the BellSouth Partnership received a 30 Mhz PCS license from the FCC covering North Carolina and South Carolina (MTA 006). AT&T Wireless purchased a second 30 Mhz PCS license for the same MTA in the March 1995 FCC auction. It is anticipated that AT&T Wireless will begin offering PCS services in major markets, including MTA 006, during 1997. In addition, the FCC has continued to auction licenses for PCS services through 1996. This continued sale of spectrum to additional PCS providers, combined with competition from cellular providers, could result in competition from up to six wireless competitors in a particular market. In the face of such competitive pressures, CPC's principal methods of competition will include its ability to provide high quality technology and service, competitive pricing, as well as CPC's ability to capitalize on the strength of customers' loyalty to other well-known partners in the BellSouth Partnership, such as BellSouth, Duke Power and Carolina Power and Light.

     Funding of the BellSouth Partnership's operations began in the second quarter of 1995, and during 1995 the Registrant invested approximately $4.9 million in the BellSouth Partnership. During 1996, the Registrant invested an additional $2.8 million in this venture. Its 1997 commitments are approximately $1.3 million and its 1998 commitments are approximately $400,000. As a limited partner, the Registrant's investment includes the Registrant's pro rata share of the license fee and expenditures to construct the system. Construction of towers and transmitters began during 1996, and PCS service was first offered to the public in July 1996. The Registrant experienced losses in 1996 of $1.8 million due to expected start-up costs. Losses associated with such start-up costs are currently projected to continue through 2001. Such projections are based on estimates of how long it will take to attract enough customers to cover start-up and operating expenses associated with the PCS network. Notwithstanding such losses, the Registrant believes the long-term outlook for PCS is positive.

     Once the Local Access Transport Area ("LATA") restrictions are lifted from the BellSouth Partnership, which is expected to occur in the first quarter of fiscal 1998, each telephone company limited partner in the Partnership has the option to partition its pre-defined service area. The Registrant's service area consists of Cabarrus, Stanly, Rowan and parts of Iredell Counties in North Carolina (the "PCS Service Area"). Partitioning will involve CTC (the current holder of the partition option) purchasing the license for the PCS Service Area and any assets in place within that area at a purchase price expected to be between $8 million and $12 million, payable in full on the date of partition. Following partition, CPC would operate as a stand- alone provider of PCS products and services within the PCS Service Area. CTC will be required to make its election as to whether or not to partition the PCS Service Area by the end of 1997. At the time of partitioning, CPC's PCS network will be substantially built out throughout the PCS Service Area.

     FCC regulations would prohibit the Registrant from holding a PCS license in the partitioned area while concurrently holding a general partnership interest in the RSA 15 Cellular Partnership through CT Cellular. Accordingly, if the Registrant decides to partition its interest in the BellSouth Partnership, the Registrant will at such time eliminate its general partnership interest in the RSA 15 Cellular Partnership by means of a spin-off, sale or merge-and-dilute transaction or otherwise.

     During 1996, CPC opened retail outlets to sell PCS phones in Concord and Statesville, and a third store began operations in Salisbury, North Carolina during the first quarter of 1997.
These new phones are also being marketed and sold through CTC's offices.

                     CT WIRELESS CABLE, INC.

     On October 9, 1995, the Registrant organized CT Wireless as a wholly owned subsidiary to participate in the Wireless Cable TV market in North Carolina. CT Wireless owns 48% of Wireless One of North Carolina L.L.C. ("WONC"). WONC was formed to develop and launch wireless cable systems in North Carolina. In October
1995, WONC entered into contracts with approximately 45 community colleges in North Carolina for leases which were filed by the schools with the FCC pertaining to certain educational channel rights within North Carolina. WONC later participated as a bidder in the Multi Channel Multiport Distribution Service ("MMDS") auction in 1996, and was awarded MMDS channels in several markets throughout North
Carolina.

     During January 1997, WONC and the University of North Carolina
("UNC") Center for Public Television entered into a contract granting
WONC the exclusive rights to lease UNC's 40 granted channel frequencies, as well as frequencies to be granted pursuant to UNC's pending applications with the FCC (the "UNC Lease Agreement"). In consideration for the UNC channel leasing rights, WONC paid UNC $2.5 million upon execution of the UNC Lease Agreement, as well as a $500,000 advance on future royalty payments to be paid to UNC. Royalty payments are based on fees developed for the various markets served and applied to subscriber counts. The UNC Lease Agreement is a key component of WONC's efforts to implement a statewide system of wireless cable television programming, and this contract improves WONC's competitive position in the North
Carolina wireless cable television market.  Wireless One, Inc.
has estimated that the channel frequencies represented by all of the channel rights controlled by WONC, including the UNC channel rights, enable WONC to reach a total of 2 million line of site households in 11 markets throughout North Carolina.

     Wireless cable uses microwave technology to deliver line of sight transmission from a central broadcast tower to a receiver at the customer's premise. It is expected to be a lower cost competitor to traditional hardwired cable systems. With respect to direct broadcast satellite services that are currently being marketed to consumers, wireless cable with digitalization will offer a comparable number of channels and digital audio and picture quality, and will also have the advantage of offering local programming. There can be no assurance, however, that consumers will choose to subscribe for wireless cable service instead of hardwired cable or direct broadcast satellite television services.

     Contingent on FCC approval, WONC could begin construction of wireless cable systems in late 1997, with the first systems expected to be in operation during the first half of 1998. Complete build out of the system is expected to take five years or longer. The Registrant's capital requirements in 1996 in connection with its WONC investment were $1.4 million.
Additional capital requirements associated with the WONC network are expected to be between $3 million and $5 million in 1997.

                    RECENT INVESTMENTS

     US TELECOM HOLDINGS. CTC is indirectly participating in the growth in international demand for telecommunications services through its investment in US Telecom Holdings. US Telecom has interests in local telephone operations in Hungary and a local operation license in the Czech Republic. US Telecom recently expanded into Mexico, as described below, and also owns and operates a software development company, TELEMAX-U.

     Early in 1997, a US Telecom joint venture with a Mexican-based company, Grupo Radio, was granted the first telecommunications license that will lead to the creation of a new competitive telecommunications company in Mexico. This new venture will provide domestic and international long-distance services, as well as local telephone services in 111 communities representing approximately 25 percent of Mexico's population, border to border along the Gulf coast and Mexico City.

     In providing telecommunications services in Mexico, the new joint venture company -- Amaritel -- will use a wide spectrum of technology, ranging from wireless to wired fiber distribution networks. Build-out of the system is expected to exceed
1,000,000 lines over a ten-year period.

     There are no ongoing capital requirements associated with the Registrant's investment in US Telecom, and the Registrant does not expect its investment in US Telecom to have a material impact on the Registrant's revenues in 1997.

ITEM 2.   PROPERTIES

     The properties of the Registrant consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments, and other equipment. The Registrant's principal operations are conducted in a building owned by the Registrant at 68 Cabarrus Avenue East, Concord, North Carolina 28025. This headquarters facility was built in 1956 and expanded in 1967. More recently, in 1991 the Registrant made substantial interior renovations to the Cabarrus Avenue facility. This headquarters building has approximately 53,000 square feet of floor space.

     The Registrant's general warehouse is also owned by the Registrant and is located in Concord. This facility was completely renovated in 1991 and has approximately 12,300 square feet of floor space. The Registrant has enlarged its warehouse storage facilities by the addition of approximately 9,760 square feet of warehouse space in 1995. Approximately 3,800 square feet of warehouse space that was renovated in 1995 is currently occupied by the Registrant's outside plant engineering group.

     During 1994, the Registrant acquired 14.7 acres of property north of Concord adjoining Interstate 85 for use as a future campus-style business office center. The Registrant purchased an additional acre of property at this site during 1996. The first of several buildings to be constructed at this site was completed in the fourth quarter of fiscal 1996. This new building is currently occupied by the Registrant's customer service personnel and has approximately 12,000 square feet of floor space (the "Customer Care Center"). There is significant room on this property for construction of additional facilities as needed in the future.

     In addition, during 1996, the Registrant renovated approximately 3,000 square feet of owned office space in Kannapolis, North Carolina. The CTC LDS telemarketing group moved into this newly-renovated space during the fourth quarter of 1996.
Both the addition of the Customer Care Center and the relocation of the CTC LDS telemarketing group to the Kannapolis office have freed up additional office space at the Cabarrus Avenue headquarters facility.

     In the three years ended December 31, 1996, the Registrant has acquired property and built remote switching units in its
exchange areas.   During 1996, the Registrant installed a new
Nortel DMS 500 digital switch in downtown Charlotte, North
Carolina at a cost of $2.2 million. The new switch was placed in service in October 1996, and is intended to expand the array of service offerings available from CTC LDS and reduce CTC LDS's monthly operating expenses. All of the Registrant's central office switching equipment is digital. Beginning in mid-1997, the Registrant will begin the process of replacing CTC's digital switching platform by changing from AG switches to state-of-the-art Nortel DMS switches. This replacement process is expected to last approximately five years. The Registrant also plans in 1997 to replace the DOTS operator workstations used by CTC with TOPS workstations from Nortel.

     In connection with CPC's operations as a partner in the BellSouth Partnership and the launch of the Partnership's PCS network in the third quarter of 1996, the Registrant entered into two real property leases in 1996 for space to house CPC's retail outlets in Concord and Statesville, North Carolina. The Registrant plans to lease space for a third retail outlet in Salisbury, North Carolina during 1997. The Concord and Statesville leases are for terms of five years and three years, respectively, with annual rent obligations of $28,344 in Concord and $14,112 in Statesville.

     As of December 31, 1996, 32% of the Registrant's telephone plant in service was represented by land, buildings and general equipment; 22% by central office equipment; and 46% by wires, cables, conduits, poles and related equipment. The connecting lines, poles, wires, cables and conduits and related equipment referred to above are located on streets and public highways owned by persons other than the Registrant, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

     In addition to the foregoing, the Registrant uses 122 motor vehicles in its operations.

     During 1996, a portion of the Registrant's physical property was subject to a certain Indenture of Mortgage and Deed of Trust dated August 1, 1958, as supplemented and amended, securing the Registrant's First Mortgage Bonds, of which $1,440,000 principal amount, including current maturities of $1,440,000 were outstanding as of December 31, 1996. This debt was retired March 1, 1997 and the related liens were released.

ITEM 3.   LEGAL PROCEEDINGS

     In December 1992, the Registrant was notified that it was a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in the groundwater contamination at the Bypass 601 Groundwater Contamination Superfund Site (the "Site") in Concord, North Carolina. Previous investigations indicated that the Martin Scrap Recycling ("MSR") facility, which operated as a battery salvage and recycling facility from approximately 1966 to 1986, is one of the major sources of contamination. The MSR facility dealt in the recovery of scrap metal (mostly lead) which was recovered from scrap vehicle batteries. The Registrant was named by the EPA as a PRP because it disposed old batteries and cable at the MSR facility.

     The Registrant, along with approximately 70 other companies, has entered into a Consent Decree with the United States to clean up the Site. The companies also have agreed to reimburse the EPA for approximately $4 million in costs that have been incurred thus far at the Site.

     The EPA's original preferred remedy included stabilization of lead- contaminated soils and extraction and treatment of contaminated groundwater. The remedy was estimated to cost approximately $40 million and should take at least 10 years to complete. Recent data indicate that a modification to the remedy is necessary because groundwater contamination does not appear to be as extensive as previously thought. The EPA has proposed to modify the preferred remedy to eliminate groundwater extraction and to alter the soil remedy, but no final action has been taken. If the proposed changes are finalized, the total estimated cost of this remedy will be reduced to less than $20 million.

     The EPA has agreed to pay approximately 30% of the cleanup costs, up to a maximum of $10 million, out of the federal "Superfund." Also, the federal government contributed another $4.75 million, reflecting the amount of batteries it sent to the Site. Therefore, if the proposed modification is finalized and the EPA's estimate of cleanup costs is correct, the remaining cleanup costs to be borne by the companies that signed the Consent Decree would be approximately $15 million.

     The companies that entered into the Consent Decree have formed a group (the "PRP Group") to implement the remedy. The PRP Group has filed civil actions for contribution against more than 100 other parties that allegedly arranged to send lead-bearing materials to the site. That litigation is at a preliminary stage.

     The PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to the EPA's records, the Registrant sent a total of 446,412 pounds of batteries, wire and other waste material to the Site. Therefore, the Registrant's "nominal" share -- the portion it would pay if every member pays its full amount -- is 0.405%. Based on the estimated costs outlined above, the Registrant's nominal share would be $60,750.00. A number of members are not financially strong enough to pay their nominal shares, however. The PRP Group anticipates that the amounts to be paid by those members that are financially able to pay may exceed their nominal shares by two or three times. The amount that the Registrant will ultimately be required to pay to extinguish its liability in connection with the Site is undeterminable.

     Except as set forth above, the Registrant is not aware of any pending or threatened material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.





                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     Both the Voting Common Stock and the Class B Nonvoting Common Stock (the "Class B Stock") of the Registrant trade principally in local transactions without the benefit of an established public trading market. The heirs of L.D. Coltrane, Sr., the founder of the Company, collectively hold a controlling interest in the Voting Common Stock.

     On April 25, 1996, the Board of Directors of the Registrant declared a stock split in the form of a two-for-one stock dividend payable May 30, 1996 to holders of record on May 3, 1996. All stock related figures set forth herein have been retroactively restated to reflect this change.

     Although there is no established trading market for the shares, a Charlotte-based brokerage firm is currently making a market as shares of the Registrant's Class B Stock are offered for sale. During 1996, a known range of selling prices was $107 to $170 per share. The Registrant is aware of a sale by an individual on March 19, 1997 of 200 shares of Class B Stock at $180 per share.

     Dividends per share were declared quarterly and paid on both
Voting Common Stock and Class B Stock for the two previous years as follows:


                                        1996           1995
          QUARTER                       DIVIDEND       DIVIDEND
          -------                       --------       --------
          First                         $0.68          $0.67
          Second                         0.70           0.67
          Third                          0.70           0.68
          Fourth                         0.70           0.68
                                        -----          -----
                                        $2.78          $2.70
                                        =====          =====

     The approximate numbers of holders of each class of common equity of the Registrant as of February 28, 1997, are as follows:

     TITLE OF CLASS OF STOCK            NUMBER OF RECORD HOLDERS
     ------------------------------     ------------------------
     Voting Common Stock                           278
     Class B Nonvoting Common Stock               1172

ITEM 6.   SELECTED FINANCIAL DATA

                                  YEARS ENDED DECEMBER 31,
                       ------------------------------------------
                            1996           1995          1994
                       ------------   ------------  ------------
Condensed Statements of Income:
  Operating revenues   $ 67,054,006   $ 60,417,351  $ 55,129,895
  Operating expenses     51,349,967     43,201,065    43,760,298
                        ------------   ------------  ------------
      Net Operating
        Revenue          15,704,039     17,216,286    11,369,597
  Other income            1,341,053      2,561,081     1,663,687
  Income taxes           (6,583,671)    (6,760,624)   (4,688,936)
                       ------------   ------------  ------------
  Net income             10,461,421     13,016,743     8,344,348
    Dividends on
      preferred stock        92,535         93,135        93,948
                       ------------   ------------  ------------
  Earnings for
    common stock       $ 10,368,886   $ 12,923,608  $  8,250,400
                       ============   ============  ============
Common Stock Data:  (1)
  Shares of common stock
    Year end              1,485,376      1,483,020     1,475,787
    Weighted average      1,484,789      1,478,922     1,475,523
  Per share of common stock
    Earnings                $  6.98        $  8.74       $  5.59
    Dividends               $  2.78        $  2.70       $  2.64
  Book value - year end     $ 53.83        $ 50.29       $ 43.68

Total Assets           $115,063,963   $107,765,477  $ 99,886,639

Long-Term Debt
  (excluding
  current maturities)  $  2,014,000   $  4,074,000  $  4,714,000

Redeemable Preferred
  Stock with
      Sinking Fund
        Requirements   $    162,500   $    175,000  $    187,500


                                       YEARS ENDED DECEMBER 31,
                                   -----------------------------
                                          1993           1992
                                    -------------   ------------
Condensed Statements of Income:
  Operating revenues                $  43,875,543   $ 40,150,097
  Operating expenses                   31,811,372     28,220,231
                                    -------------   ------------
      Income before
        other income                   12,064,171     11,929,866
  Other income                            176,919        165,705
  Operating taxes                      (4,282,180)    (4,355,470)
                                    -------------   ------------
  Net income                            7,958,910      7,740,101
    Dividends on
      preferred stock                      93,562         95,335
                                    -------------   ------------
  Earnings for
    common stock                     $  7,865,348   $  7,644,766
                                     ============   ============
Common Stock Data:  (1)
  Shares of common stock
    Year end                            1,476,263      1,476,037
    Weighted average                    1,476,120      1,475,721
  Per share of common stock
    Earnings                              $  5.33        $  5.18
    Dividends                             $  2.59        $  2.50
  Book value - year end                   $ 40.37        $ 37.61

Total Assets                         $ 91,938,360   $ 87,171,323

Long-Term Debt
  (excluding
  current maturities)                $  6,331,000   $  6,469,000

Redeemable Preferred
  Stock with
      Sinking Fund
        Requirements                 $    200,000   $    212,500

(1) Per share data is based on the weighted average number of shares outstanding (including both Voting Common Stock and Class B Stock) during the respective periods after giving retroactive effect to the 25% stock distributions granted July 1, 1992 and on September 1, 1994 and the 2 for 1 split May 3, 1996. Dividends declared per common share have been restated to give retroactive effect to the above mentioned stock distributions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant had net cash provided by its operating activities of $22.4 million, $20.3 million and $24.1 million in 1996, 1995 and 1994, respectively. In 1996, the Registrant used cash flows from operations and existing cash, cash equivalents and short-term investments to fund (i) capital expenditures of $24.1 million pertaining to ongoing plant construction projects,
(ii) purchases of investments in affiliates of $4.3 million,
(iii) purchases of investment securities of $1.1 million, (iv) dividends of $4.2 million and (v) principal payments of $640,000 to retire long-term debt. Capital expenditures by the Registrant in 1996 included the addition of a new 12,000 square-foot customer service center, an investment of more than $10 million in circuit and switching technology, including the installation of a new Nortel DMS switch in downtown Charlotte, North Carolina to enhance CTC LDS's long-distance service capabilities, as well as further additions to the Registrant's fiber optic networks.

     The Registrant has significant cash requirements due to growth in its service area and the need to modernize its existing plant and equipment. The Registrant's planned construction expenditures in 1997 are approximately $15 million. Of this amount, approximately $5.7 million is for improvements in CTC's switching facilities,
including the replacement of certain elements of CTC's switching platform with a new Nortel DMS switching platform. This replacement process is expected to begin in mid-1997 and continue over a period of approximately five years.  Switching expenditures also include the replacement of CTC's operator workstations.
Approximately $6.0 million of the Registrant's planned
construction expenditures is for outside plant and circuit
additions and improvements to include the placement of six Nortel remote switching nodes, and another $3.3 million is for other
telecommunications assets.   Actual expenditures were $24.1
million in 1996, $16.1 million in 1995 and $12.2 million in 1994.

     Other anticipated uses of cash in 1997 include additional
investments in affiliates.   In addition, the Registrant expects
to spend between $3 million and $5 million in 1997 for wireless cable investments and plant and equipment associated with CT Wireless
Cable and the WONC wireless cable television network. Most of the Registrant's planned investment in CT Wireless Cable in 1997 will be to enable WONC to acquire the rights to lease certain channel frequencies from the University of North Carolina ("UNC") pursuant to WONC's agreement with UNC.

     In the event CTC elects during 1997 to exercise its right to partition out certain territories for which the Registrant has invested in the Bell South Carolinas PCS Limited Partnership, the resulting cost in the first quarter of 1998 is expected to be between $8 million and $12 million.

     During 1996, the Registrant generated $22.4 million in cash from operations. During the same period, approximately $20.1 million was utilized for plant additions and other investment activities and $4.9 million was used for the payment of dividends and other financing activities, resulting in negative working capital of $2.5 million at fiscal year-end. As of December 31, 1996, the Registrant had cash and cash equivalents of $2.16 million, short-term investments of $316,158, and two unsecured available lines of credit totaling $13.5 million. One of the Registrant's lines of credit is in the amount of $10 million from Rural Telephone Finance Corporation ("RFTC") and the remaining $3.5 million line of credit is from First Charter National Bank. None of the line of credit amounts were used during 1996 and none was outstanding at December 31, 1996. However, the Registrant drew on the line of credit from RFTC on January 17, 1997 in the amount of $2 million at a variable interest rate which has ranged from 6.9 to 7.0% per annum since that date. Depending primarily upon the Registrant's level of purchases of investments in affiliates, its growth in local business and expansion of its long distance and competitive local exchange carrier businesses in 1997, management may seek additional bank financing in 1997 to fund such activities.

     As of December 31, 1996, the Registrant carried $2,014,000 as long-term debt. First mortgage bonds which matured and were retired on March 1, 1997, comprised $1,440,000 of this amount. The balance of long-term debt is held by a North Carolina bank at 7.25% interest with equal quarterly installments of principal and interest until 2001. Annual maturities of the long-term debt outstanding for the five-year periods subsequent to December 31, 1996, are as follows: $2,060,000 in 1997; $620,000 in 1998, 1999 and 2000; and $154,000 thereafter.

     At December 31, 1996, the Registrant held $2,756,158 in state, county and municipal debt securities, of which $2,440,000 is classified as long-term. In addition, the Registrant held $877,205 in other equity securities. Investment securities in the amount of $4.6 million were sold during 1996. Most of this amount was applied toward purchases of investments in affiliates and capital expenditures in telephone plant.

     As referenced above, the Registrant is a limited partner of BellSouth Carolina's PCS Limited Partnership. As a limited partner of the BellSouth Partnership, the Registrant has committed to make certain payments to the Partnership for its pro rata share of PCS license fee and network expenditures for the purpose of constructing and operating PCS Services. The Registrant estimates that its total obligations in this regard will be approximately $9.1 million over the four-year period ending in 1998. During 1996, the Registrant expended approximately $2.8 million in connection with its limited partner status in the BellSouth Partnership. The Registrant's 1997 commitments are approximately $1.3 million.

     On March 14, 1994, the Registrant entered into a consent decree known as the MSR Site Remediation Agreement with the United States EPA and other PRP's, all as described in ITEM 3, above. A Trust has been established and amounts will be paid periodically to this fund for disbursement as the need for moneys arises. The Registrant expects this amount will not be material.

     The Registrant anticipates that all of the capital requirements in 1997 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and currently available lines of credit. If additional funds are required during 1997, management expects that such funds will be raised by through additional bank borrowings.

RESULTS OF OPERATIONS

     During 1996, the Registrant reclassified access and settlement charges from an offsetting revenue account to an expense category on its 1996 consolidated statement of income. Amounts previously reported in the 1995 and 1994 consolidated statements of income have been reclassified to conform with the 1996 consolidated statement of income in this regard. Such reclassification has no effect on net income as previously reported.

                      1996 COMPARED TO 1995

     TOTAL OPERATING REVENUES

     Operating revenues increased $6,636,655 or nearly 11% for the year ending December 31, 1996, compared to 1995. This increase is primarily attributable to local service revenues from CTC operations and toll revenues from CTC LDS operations.

     Local service revenues are derived from providing telephone exchange services. Local service revenues increased $3,484,431 or 16.4% during 1996, compared to 1995. This growth is attributable to increased demand for local service due to growth in the CTC Service Area and a metro calling plan which allocates more revenues to local service. Nearly 5,000 new access lines were connected to the network in 1996, bringing the total number of local access lines in CTC's three-county service area to more than 96,000. The Registrant anticipates that its local customer base will continue to expand in 1997 at a similar rate.

     Long distance service revenues are derived principally from providing long distance services within designated areas.
Network access service revenues are derived from other carriers for their use of the Registrant's local network to complete long distance calls. Access and toll revenues increased $1,681,633 or 5.6% during 1996, compared to 1995. This increase is a result of increased marketing and sales efforts by CTC LDS and increased calling volumes by the inter-exchange carriers.

     CTC LDS's marketing and sales efforts in 1996 led to the addition of more than 7,000 new customers. The installation of CTC LDS's new Nortel DMS 500 switch in the fourth quarter of 1996 enabled CTC LDS to begin marketing and selling long distance service to new markets beyond CTC's core three- county service area. These efforts commenced in Mecklenburg County in 1996 and are expected to continue throughout North Carolina in 1997. In addition, CTC LDS received approval in the first quarter of fiscal 1997 to market long distance services in South Carolina and Virginia. Similar applications are pending in Georgia and Tennessee, and CTC LDS plans additional expansion, targeting small to medium-sized markets.

     The 1996 toll and access service revenue increases discussed above were offset in part by a $1,124,033 decrease in revenues from the National Exchange Carrier Association ("NECA") related
to a settlement adjustment recorded in 1995.   Management does
not expect revenues from NECA settlements to change significantly in 1997. The Registrant's decision to file its own interstate tariffs and thereby forego certain NECA toll pool revenues is intended to make Concord a more attractive place for interconnection by long distance companies.

     Toll and access service revenues were further offset in 1996 by a $1,029,594 decrease in Bell settlement access revenues from 1995. This decrease was due to Bell's implementation of its own defined radius calling plans, primarily during the first quarter of 1996. Management does not expect revenues from Bell access settlement charges to change significantly in 1997.

     Access charge reforms are currently being reviewed by the FCC, and the FCC is expected to rule on these reforms in the second quarter of 1997. It is anticipated that these proceedings will result in a reduction in the access charge rates which local telephone companies can charge long distance carriers. Such a reduction in permitted access charge rates would have a negative impact upon future CTC access revenues, but this impact would be at least partially offset by corresponding CTC LDS cost savings attributable to lower access charges.

     Other and unregulated operating revenues increased
$1,457,708 or 15.3% during 1996, compared to 1995.   This
increase is primarily due to larger amounts of non-regulated revenues, including a $984,000 increase in equipment sales, and increased billing and collection revenues which were up $130,000, a 7% increase from a year ago. The Registrant is placing more emphasis on the non-regulated area of operations and it is expected that non-regulated income will increase in 1997.

     OPERATING EXPENSES

     Operating expenses, exclusive of depreciation, increased $10,012,190 or 32% during 1996, compared to 1995. Plant specific expenditures increased $4,398,163. This increase results from the reclassification of access and toll settlement charges from an offsetting revenue account to an expense account in the amount of $2,382,954; increased maintenance expenditures in the outside plant operations of $906,762 due to extensive construction work on cable and pole line facilities; and increased access expense of $1,468,518 due to increased toll volumes generated by long distance sales by CTC LDS. Also the non-regulated expense component of plant specific expenditures increased by $335,661 primarily relating to the cost of equipment sold. The remainder of such operating expenses primarily relates to the development of an internal management information system.

     Corporate and customer operations expense increased $5,614,027 or 36% for 1996 when compared to 1995. Approximately $1,006,284 or 18% of this amount relates to product management and advertising. Another $973,415 of this amount relates to additional efforts being placed in customer service operations. Approximately $700,000 of the increase in corporate and customer operations expense relates to consulting fees for work process re-engineering and software implementation for a new accounting system. The remainder of such amount primarily relates to the implementation of a new long-term executive incentive compensation plan and a management incentive compensation plan, as well as an adjustment to reconcile customer accounts receivable. Management plans to continue in 1997 its emphasis on development of product identity through increased advertising and to continue to commit expenditures in work process re-engineering and advanced internal information processing.

     In January 1997, the Registrant offered an early retirement program to 29 CTC employees. Twenty-eight of the eligible employees accepted the early retirement package, and the Registrant expects to book an additional operating expense of approximately $1,050,000 in 1997 in connection with its obligations under the early retirement program.

     Depreciation expense decreased $1,863,288 or 15.6% during 1996, compared to 1995. This amount includes a special amortization of $574,363 recorded under authority of the North Carolina Utilities Commission (the "NCUC") as additional amortization relating to certain telephone plant accounts.
During 1995, a special amortization was recorded in the amount of $3,708,000. Without the special amortizations recorded to depreciation expense in 1996 and 1995, depreciation and amortization would have increased $1,270,349 in 1996, which is a result of an increased depreciable asset base.

     OTHER INCOME

     Other income decreased $1,220,028 or 47.6% in 1996, compared to 1995. This decrease is primarily attributable to the Registrant's pro rata share of the BellSouth Partnership's losses experienced in connection with start-up costs associated with the PCS network which became operational during the third quarter of 1996. These losses were partially offset by higher income in 1996 over 1995 as a result of an increase in the value of the Registrant's investment in the Alltel Mobile Partnership providing cellular communications services in North Carolina RSAs 4/5 and 15. Losses associated with start-up costs in connection with the BellSouth Partnership PCS network are currently projected to continue through 2001. Such losses in 1997 are expected to approximate losses experienced in 1996; however, if actual PCS sales exceed the Partnership's forecasted sales, losses could be higher. Management expects losses associated with the BellSouth Partnership to begin to decline in 1998.

     The decrease in other income in 1996 is also attributable to decreased interest income, dividend income and gain on sale of investments of $694,926, and an increase in other expenses of $123,348. Interest income decreased due to smaller amounts invested in interest earning assets and lower earning rates.

     NET INCOME

     For the reasons set forth above, the Registrant's net income in 1996 decreased $2,555,322 million or 19.6% compared to 1995. Given the rapid pace of change in the telecommunications industry caused by deregulation and advancing technology, management expects operating expenses to continue to increase in 1997 as the Registrant continues to invest in telephone plant construction, start-up costs associated with recently established business ventures, and increased marketing and advertising efforts. Management believes these expenditures are necessary to enable the Registrant to enjoy long-term profitability and growth.

                     1995 COMPARED TO 1994

     TOTAL OPERATING REVENUES

     Operating revenues increased $5,287,456 or 9.6% for the year ending December 31, 1995, compared to 1994. This increase is primarily attributable to local service and long distance service revenues from CTC and CTC LDS operations.

     Local service revenues increased $2,412,789 or 12.8% during 1995, compared to 1994. This growth is attributable to increased demand for service due to growth in the CTC Service Area and a metro calling plan which allocates more revenues to local service. Nearly
4,228 new access lines were connected to the network in 1995, bringing the total number of local access lines in CTC's three-county service area to 91,602.

     Access and toll service revenues, net of toll settlement, increased 2.4% during 1995, compared to 1994, primarily due to an increase in toll volume. The increase was offset substantially by the reduction in toll revenues caused by the Registrant's notification of NECA that the registrant would begin filing most of its own interstate tariffs effective July 1, 1994. The Registrant also filed a request with the NCUC to expand CTC's metro calling plans to allow customers to share in the savings resulting from the termination of the old plan in which revenue for toll calls within the local area were pooled among all telephone companies. Management believes that these actions resulted in a stronger competitive position with the present customer base. This plan was made effective May 1994 and resulted in a transfer of revenues of $3,290,000 from toll service revenues to local service revenues.

     During 1994, the Registrant ceased participation in certain revenue pools with other telephone companies for certain interstate toll revenues and intrastate toll revenues and began instead to bill and keep earned revenues. Revenue earned through the various pooling processes is initially recorded based on estimates. In light of the Registrant's withdrawal from the aforementioned revenue pools, adjustments were recorded to reconcile prior years' estimates with actual toll pool settlements based on cost studies. Because local and toll service and access charges are recognized when earned regardless of the period in which they are billed, the resulting prior period toll pool settlements increased revenues by $1,351,000 in 1995 and decreased revenues by $283,000 in 1994. All toll and access revenues are finalized through 1994.

     Other and unregulated revenues increased $2,291,549 or 31.6% during 1995, compared to 1994. This increase is primarily due to earnings from investments available for sale and non-regulated revenues. Non-regulated revenues increased 17.4% during 1995, compared to 1994.

     OPERATING EXPENSES

     Operating expenses, exclusive of depreciation, increased $1,899,306 or 6.5% during 1995, compared to 1994. The majority of this increase, 53.8% or $1,021,641, was attributable to the corporate operations area of operating expenses due to expenditures in 1995 to accrue for the expected premature replacement of poles determined to be decaying at a faster than normal rate. Corporate operations expenses increased 12.9% or $957,138 during 1995. Most of this increase was a result of general and administrative expenses attributable to the Registrant's customer service operations.

     Depreciation expense decreased $2,458,539 or 17% during 1995, compared 1994. This amount includes a special amortization of $3,708,000 recorded to depreciation expense in anticipation of earnings in excess of the maximum rate of return authorized by the NCUC. During 1994, a special amortization was recorded in the amount of $7,010,000, as authorized by the NCUC.

     OTHER INCOME

     Total other income increased $897,394 or 53.9% during 1995, compared to 1994. This increase is primarily due to income of affiliates, the largest component of which in 1995 was income from CT Cellular operations. CT Cellular's increased income in 1995 is primarily attributable to its investment in RSA 15, which experienced growth in cellular customers and revenues in 1995.

     NET INCOME

     As a result of increases in operating revenues with relatively constant operating expenses, registrant's net income in 1995 increased $4,672,395 or 56% compared to 1994.

                         OTHER EVENTS

REQUEST FOR A NEW RATE PLAN

     On November 1, 1996, the Registrant asked the NCUC to approve a new rate plan which will substantially expand the area in which customers of the Registrant can call without paying long distance charges. Although the Registrant's proposed rate structure reflects an increase for the cost of basic service, other changes in the plan offset these increases for many customers, and overall the plan will initially reduce the Registrant's revenues by approximately $696,000 per year. A public hearing was held by the NCUC in Concord during March, 1997, and the NCUC is expected to rule on the Registrant's request in June 1997.

     By submitting its price regulation filing, the Registrant is agreeing to open up its markets to competition for local dial tone service, on the condition that the Registrant is allowed to "rebalance" or adjust its rates at the same time. Although the competitive pressures of opening its markets to competition from other local telephone service providers may lead to reductions in the Registrant's future local service revenues, management believes that by rebalancing its local service rates, it can compete in emerging markets and continue to sustain local rates at levels that are affordable for customers.

                  1996 TELECOMMUNICATIONS ACT

     On February 8, 1996, the Telecom Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Among its numerous other effects, the Telecom Act opens local telephone markets to competition. Although the precise impact of the Telecom Act will not be known until additional progress is made by the FCC in its ongoing rulemaking efforts, it is clear that the Registrant will encounter increasing competition in virtually all of its markets, including local dial tone and long distance service through the remainder of the 1990s. By submitting its price regulation filing to the NCUC in November 1996, the Registrant has taken a proactive step towards opening its markets to competition for local dial tone service. While there can be no assurances that the Registrant will be able to maintain its present levels of profitability in this emerging competitive environment, management believes that its ongoing investments in its network, including the installation of digital switches and other equipment, combined with greater flexibility in setting prices, will enable the Registrant to compete more effectively by providing enhanced services at affordable rates.

                 ACCOUNTING CONSIDERATIONS

     The Registrant's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71, CTC is required to account for the economic effects of the rate-making process, including the recognition of depreciation and amortization of plant and equipment over lives approved by the regulators. As discussed elsewhere herein, the Registrant filed a price regulation proposal with the NCUC during 1996, pursuant to which the Registrant seeks to become regulated based on prices rather than traditional rate base rate of return regulation. If approved, this new plan would rebalance the Registrant's local telephone service rates. A ruling on this proposal is expected in May 1997.

     The ongoing applicability of SFAS 71 to CTC's regulated telephone operations is being constantly monitored due to changing regulatory environment and to increasing competition. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory, competitive and legislative environments and/or a decision by the Registrant to accelerate the deployment of new technology. Should the regulated operations of CTC no longer qualify for the application of SFAS 71 at some future date, the required accounting impact could result in a material, non-cash charges against and/or credits to earnings. The Registrant believes its regulated operations continue to meet the criteria for SFAS No. 71 and that the carrying value of its property, plant and equipment is recoverable in accordance with established rate-making practices.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long- lived Assets to Be Disposed Of."
SFAS 121 was made effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant's adoption of the provisions of SFAS 121 during 1996 did not have a material effect on the Registrant's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock- based Compensation." As a result of this statement, the Registrant provided additional disclosures relating to its stock-based compensation plans, such as stock option and stock purchase plans, in its 1996 financial statements. Adoption of SFAS 123 did not have a material effect on the Registrant's financial position or results of operations.

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

     Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecom Act, and related state and federal legislation and regulations, (2) whether the North Carolina Utilities Commission grants the Registrant's proposed rate plan and, if granted, the Registrant's ability to implement the plan, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Registrant's ability to effectively manage rapid changes in technology and (6) whether the Registrant can effectively respond to the actions of its competitors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     A document, which includes independent auditors' (KPMG Peat
Marwick LLP) report dated February 28, 1997 entitled:

                         ITEM 8
     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                SCHEDULE AND AUDITORS' OPINION
              ANNEXED TO ANNUAL REPORT FORM 10-K
                  FOR THE THREE YEARS
                ENDED DECEMBER 31, 1996
                           OF
                 CT COMMUNICATIONS, INC.

is attached hereto and is filed as a part of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     L. D. Coltrane, III - Age 78 - Chairman of the Board. Mr. Coltrane served as President of First Charter National Bank for more than five years. He has served as a Director since 1965. In 1973, he was elected Assistant Secretary and Assistant Treasurer and in 1974, Assistant to the President. At the February 27, 1986 Board of Directors meeting, Mr. L. D. Coltrane III was elected to President of the Registrant to succeed his father, L. D. Coltrane, Jr., who died on December 16, 1985. He is the father of Michael R. Coltrane.

     Michael R. Coltrane - Age 50 - President, Chief Executive Officer, Director. Mr. Coltrane is the son of Mr. L. D. Coltrane
III. Prior to joining the Company on February 1, 1988, Mr. Coltrane had served as Executive Vice President of First Charter National Bank for more than six years and Vice President of a large regional bank for more than ten years. Mr. Coltrane is a director of U.S. Telecom Holdings, Hilton Head Island, South Carolina, Access/On Multimedia, Concord, North Carolina, and First Charter Corporation, Concord, North Carolina. He was elected a director of the Registrant April 28, 1988.

     Jerry H. McClellan - Age 65 - Director.  Retired as
Executive Vice President and General Plant Manager on February 1,
1996, he continues to serve as director. Served with the Registrant since 1949, Director since 1984. Mr. McClellan was elected Executive Vice President in 1985.

     Phil W. Widenhouse - Age 71 - Director. Mr. Widenhouse retired as Executive Vice President of the Registrant on July 1, 1992, although he continues to serve the Registrant as a director. He has served with the Registrant since 1949 and as a Director since 1952. Mr. Widenhouse was elected Executive Vice President in 1971 and served as Treasurer from 1973 to 1990. He is Chairman of the Audit Review Committee and a member of the Board Committee on Compensation. Mr. Widenhouse is a director of Carolina First Bancshares, Inc., Lincolnton, North Carolina, and Cabarrus Savings Bank, Concord, North Carolina.

     Mr. John R. Boger, Jr. - Age 67. Director. Mr. Boger was elected a director April 27, 1978. General Counsel for the Registrant, Mr. Boger is a practicing attorney with the firm of Williams, Boger, Grady, Davis and Tuttle and has been so employed for more than five years. He is Chairman of the Board Committee on Compensation and a member of the Audit Review Committee. Mr. Boger is a director of Carolina First Bancshares, Inc., Concord, North Carolina.

     Mrs. Betty Gay Bivens - Age 80. Director Emeritus. Mrs. Bivens was elected a director by action of the Board of Directors on January 23, 1986. Mrs. Bivens is the daughter of Mr. L.D. Coltrane, Jr., the sister of L.D. Coltrane III and the aunt of Michael R. Coltrane. Mrs. Bivens retired from the Board of Directors on August 22, 1996. Prior to retiring, she served as a member of the Board Committee on Compensation and the Audit Review Committee. Mrs. Bivens is a private investor.

          Mr. Ben F. Mynatt - Age 64. Director. Mr. Mynatt was elected a director by action of the Board of Directors on August 23, 1994. Mr. Mynatt is a member of the Board Committee on Compensation. He is owner of Ben Mynatt Chevrolet Inc. in Concord, North Carolina and has been so employed for more than five years. Mr. Mynatt serves as a trustee of Rowan-Cabarrus Community College, Salisbury, North Carolina and Wingate University, Wingate, North Carolina.

     Mr. O. Charlie Chewning - Age 61. Director. Mr. Chewning was elected a director by action of the Board of Directors on August 22, 1996. Mr. Chewning was the Senior Partner of the Carolinas Offices from June 1993 to December 1994 for the accounting firm of Deloitte & Touche LLP, Charlotte, North Carolina. Prior to that, he was the Office Managing Partner for the Charlotte office of Deloitte & Touche LLP. He is a member of the Board Audit Review Committee.

     Mr. Samuel E. Leftwich - Age 66. Director. Mr. Leftwich was elected a director by action of the Board of Directors on August 22, 1996. He is the retired Chairman of the Board of Centel Corporation, a telecommunications company located in Chicago, Illinois. Mr. Leftwich served as Chairman of Centel Corporation from January 1990 until December 1992. He is a member of the Board Committee on Compensation.

     Mr. Thomas A. Norman - Age 56 - Senior Vice President. Mr. Norman was employed by the Registrant in September 1995. He was formerly employed by Sprint/Centel of Illinois, Des Plains, Illinois. He was Vice President/General Manager at Sprint/Centel prior to joining the Registrant, having served in various capacities during his 30 year telephone career. He was elected to Senior Vice President of Operations and Engineering and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

     Mr. Nicholas L. Kottyan - Age 42 - Senior Vice President. Mr. Kottyan was employed by the Registrant in December 1994 to serve as President-Chief Operating Officer of Carolinas PCS Inc. He was formerly President of Teledial America of North Carolina, Inc. since 1991; and President of Phone America of Carolina Inc., 1987-1991. Mr. Kottyan was named Vice President of Marketing and Customer Operations on May 15, 1995. He was elected to Senior Vice President of Marketing and Customer Operations and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

     Mr. Barry R. Rubens - Age 37 - Senior Vice President. Mr. Rubens was employed by the Registrant in October 1993 as Regulatory Affairs Manager. He formerly was a management consultant with the accounting firm of Ernst & Young, Washington, D.C. Mr. Rubens served for eleven years in that capacity. He was elected to Senior Vice President of Finance and Assistant Corporate Secretary by action of the Board of Directors December 14, 1995, and was subsequently made Corporate Secretary in February 1996.

     Mr. Kenneth R. Argo - Age 63 - Vice President, Chief
Information Officer. Mr. Argo was employed by the Registrant in April 1983 as Vice President - Controller. He was elected Vice
President, Chief Information Officer by action of the Board of Directors on October 26, 1995.

     Ms. Catherine A. Duda - Age 44 - Senior Vice President. Ms. Duda was employed by the Registrant in January 1996 as Vice President - Marketing. Prior to joining the Registrant, Ms. Duda was Vice President - Communications from April 1994 to September 1995, and Vice President - Staff Group from February 1993 to April 1994, for Frontier Corporation, a telecommunications company in Rochester, New York. Prior thereto, Ms. Duda was President from August 1988 to February 1993 for Vista Telephone, a telecommunications company in Burnsville, Minnesota. Ms. Duda was elected to Senior Vice President of the Registrant's Services Group by action of the Board of Directors on October 16, 1996.

     Except for Messrs. Chewning and Leftwich who were elected by action of the Board of Directors on August 22, 1996, the present directors of the Registrant were elected at the annual stockholders' meeting held on April 25, 1996 and will serve until the next election scheduled for April 24, 1997.

     Outside directors receive $5,000 as an annual retainer and $500 per meeting. The Chair receives $5,500 as an annual retainer and $550 per meeting. Committee chairmen will receive $300 per meeting and committee members $250. Meeting by telephone conference call board members will receive $100 and committee members $50.

     The 1996 Director Compensation Plan (the "1996 Plan") was adopted by the holders of Voting Common Stock at the annual stockholders' meeting held on April 25, 1996. The 1996 Plan reserves 7,500 shares of Class B Common Stock for issuance to non-employee Directors who elect to receive part or all of their compensation (including regular meeting, committee meeting and annual retainer fees) in Class B Stock instead of cash.
Pursuant to the 1996 Plan, dollar values for the retainer and any accumulated meeting fees are added together, and this amount is converted to a number of shares based on fair market value at the time of meetings. Payments in Class B Stock are made annually following the election of directors. Any fractional shares will be rounded up to whole shares when issued.

ITEM 10A. SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, directors and executive officers of the Registrant are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. The Registrant is aware of one late filing of Form 4, promulgated under Section 16, by Mr. Ben F. Mynatt with regard to beneficial ownership of shares as a result of a purchase of 200 shares of the Registrant's Class B Nonvoting Common Stock by Mr. Mynatt during the second quarter of 1996. In addition, the Registrant is aware of an amendment to Form 3, promulgated under Section 16, by Ms. Catherine A. Duda with regard to beneficial ownership of 53 shares of the Registrant's Voting Common Stock which Ms. Duda inadvertently omitted from her Form 3 filing during the fourth quarter of 1996. To the Registrant's knowledge, based solely on its review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, the directors and executive officers of the Registrant complied with all other filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                   SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table indicates for the past three years the compensation of the Chief Executive Officer and the four additional most highly compensated executive officers (other than the chief executive officer) of the Registrant in 1996 (the "named executive officers").


                                        ANNUAL COMPENSATION
                                  -------------------------------
                                                        OTHER
                                                        ANNUAL
NAME AND                           SALARY     BONUS  COMPENSATION
PRINCIPAL POSITION          YEAR   ($)(1)     ($)(2)    ($)(3)
--------------------------  ----  --------  -------- ------------
Michael R. Coltrane         1996  $200,000  $ 34,538  $ 18,634
 President and Chief        1995   164,777    25,000    15,790
 Executive Officer          1994   146,685    15,000     2,000

Barry R. Rubens             1996   130,000    62,178         0
 Senior Vice President (7)  1995   125,142     5,268         0
                            1994    82,386     7,700         0

Nicholas L. Kottyan         1996   135,000    33,405         0
 Senior Vice President (6)  1995   127,402         0         0
                            1994         0         0         0

Thomas A. Norman            1996  119,000    16,885          0
 Senior Vice President (7)  1995   62,505         0          0
                            1994      N/A       N/A        N/A

Kenneth R. Argo             1996   89,000    20,912          0
Vice President              1995   84,683     3,400        796
                            1994   88,196     6,850          0

                                         LONG TERM
                                        COMPENSATION
                                  ------------------------

                                  RESTRICTED   SECURITIES
NAME AND                            STOCK      UNDERLYING
PRINCIPAL POSITION          YEAR  AWARDS (4)  OPTIONS/SARS
--------------------------  ----  ----------  ------------
Michael R. Coltrane         1996   $ 21,828          0
 President and Chief        1995          0      3,000
 Executive Officer          1994          0        375

Barry R. Rubens             1996     10,272          0
 Senior Vice President (7)  1995          0      1,500
                            1994          0        600

Nicholas L. Kottyan         1996     10,593          0
 Senior Vice President (6)  1995          0      1,500
                            1994          0        600

Thomas A. Norman            1996      3,531          0
 Senior Vice President (7)  1995     21,060        700
                            1994        N/A        N/A

Kenneth R. Argo             1996      7,062          0
Vice President              1995          0          0
                            1994          0         60





                                    ALL OTHER
NAME AND                          COMPENSATION
PRINCIPAL POSITION          YEAR     ($)(5)
--------------------------  ----  ------------
Michael R. Coltrane         1996   $   5,627
 President and Chief        1995       9,149
 Executive Officer          1994       8,092

Barry R. Rubens             1996       2,265
 Senior Vice President (7)  1995       4,052
                            1994       3,207

Nicholas L. Kottyan         1996       4,603
 Senior Vice President (6)  1995           0
                            1994           0

Thomas A. Norman            1996       1,116
 Senior Vice President (7)  1995          92
                            1994         N/A

Kenneth R. Argo             1996       4,576
Vice President              1995       5,233
                            1994       4,816

(1) Amounts shown include cash and non cash compensation received by the executive officer.

(2) An annual bonus has been a long standing tradition of the Registrant. However, approval to pay this bonus is required from the Board of Directors each year. Upon reaching certain economic goals, the Board may award additional amounts at its discretion.

(3)  Gain from the exercise of stock options.

(4) Represents the value of shares of restricted stock granted under the Registrant's 1995 Restricted Stock Award Program (the "RSAP"). Pursuant to the RSAP, these shares remain subject to certain transferability restrictions for a period of ten years (the "Restricted Period"). Recipients of restricted stock under the RSAP are entitled to receive any cash dividends made with respect to such shares of restricted stock prior to the end of the Restricted Period. The number and value of the aggregate restricted stock holdings of the named executive officers as of December 31, 1996 were as follows: Michael R. Coltrane -- 204 shares ($21,828); Barry R. Rubens -- 216 shares ($20,192);
Nicholas L. Kottyan -- 99 shares ($10,593); Thomas A. Norman -- 267 shares ($24,591); and Kenneth R. Argo -- 66 shares ($7,062).

(5) Amounts represent Registrant's matching contributions to the Employee's Savings Plan as well as contributions by the Registrant with respect to term life insurance.

(6)  Mr. Kottyan was employed by the Registrant on December 31,
1994.

(7)  Mr. Norman was employed by the Registrant on September 1,
1995.

                       STOCK OPTION PLANS

     The Registrant has in effect the Comprehensive Stock Option Plan (the "Comprehensive Plan") pursuant to which the Registrant may grant stock options to certain key employees of the Registrant and its subsidiaries. At December 31, 1996, 5,700 shares of Class B Stock were reserved for issuance but ungranted under the Comprehensive Plan. During 1996, no options were granted under the Comprehensive Plan. The Registrant also has in effect the 1989 Executive Stock Option Plan (the "1989 Plan"), the 1995 Employee Stock Purchase Plan (the "1995 ESPP") and the RSAP. Pursuant to the 1989 Plan, no additional options may be granted, and options outstanding at year-end are exercisable in 1997. During 1996, the Registrant did not sell any additional shares of Class B Stock to employees under the 1995 ESPP. A total of 1,475 restricted shares of Class B Stock with a weighted average fair value of $107 were granted in 1996 pursuant to the RSAP. In accordance with the terms of the RSAP, such restricted shares were granted to key employees and subsidiary employees of the Registrant who achieved certain performance goals.

     Options to acquire 579 shares of Class B Stock were exercised during 1996 under the terms of the Registrant's
Executive Stock Option Plan. Shares acquired pursuant to the exercise of such options were purchased at the following prices:
$58.67 (531 shares); and $69.33 (48 shares).

     No option grants were made to the named executive officers under the Registrant's stock option plans during fiscal year
1996.

     The following table sets forth a summary of certain information with respect to the exercise of stock options during 1996 by the named executive officers and the value of such executive's unexercised stock options held at fiscal year end (including options outstanding under the Comprehensive Stock Option Plan and options outstanding under the 1989 Plan).

     AGGREGATED OPTION/SAR EXERCISES IN LAST
     FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES



                         SHARES
                      ACQUIRED ON    VALUE
                        EXERCISE    REALIZED
         NAME             (#)        ($)(1)
--------------------  -----------   --------

Michael R. Coltrane       363       $ 18,634

Barry R. Rubens             0       $      0

Nicholas L. Kottyan         0       $      0

Thomas A. Norman            0       $      0

Kenneth R. Argo             0       $      0

                             NUMBER OF
                       SECURITIES UNDERLYING
                      UNEXERCISED OPTIONS/SARS
                      AT FISCAL YEAR-END (#)(2)
                      --------------------------
         NAME         EXERCISABLE  UNEXERCISABLE
--------------------  ----------- --------------

Michael R. Coltrane      3,750              0

Barry R. Rubens          2,175              0

Nicholas L. Kottyan      2,100              0

Thomas A. Norman         2,100              0

Kenneth R. Argo             30              0


                        VALUE OF UNEXERCISED
                      IN-THE-MONEY OPTIONS/SARS
                      AT FISCAL YEAR-END ($)
                      --------------------------
         NAME         EXERCISABLE  UNEXERCISABLE
--------------------  -----------  -------------

Michael R. Coltrane    $260,003      $      0

Barry R. Rubens        $154,451      $      0

Nicholas L. Kottyan    $147,702      $      0

Thomas A. Norman       $142,500      $      0

Kenneth R. Argo        $  3,020      $      0

(1)  Based on market value at time of exercise.

(2)  Based on the last known selling price of $170 at December
31, 1996.


PENSION PLAN

     The Registrant has in effect a non-contributory pension plan which applies to all employees including officers who have completed one year of service and attained age 21. The amount of annual benefit to be paid in monthly installments for life, based on service to normal retirement date and straight life annuity, is the sum of: (i) 1.1 percent of average compensation multiplied by creditable service not in excess of 40 years; plus (ii) .65 percent of average compensation in excess of covered compensation multiplied by creditable service not in excess of 35 years.

     Covered compensation is determined from Internal Revenue
Service tables published annually. Payments under the Pension
Plan are not offset by Social Security.

     Contributions for officers to the Registrant's Pension Plan fund are not included since they cannot be readily calculated by the regular actuary for the Plan.

     PENSION PLAN TABLE*

                  ESTIMATED ANNUAL BENEFITS PAYABLE UPON
 5 YEAR    RETIREMENT WITH YEARS OF CREDITABLE SERVICE INDICATED
 AVERAGE   -----------------------------------------------------
ANNUAL PAY    15       20       25       30       35       40
---------- -------  -------  -------  -------  -------  -------
$ 50,000   $10,434  $13,912  $17,390  $20,868  $24,346  $27,096
  75,000    16,997   22,662   28,328   33,993   39,659   43,783
 100,000    23,859   31,412   39,265   47,118   54,971   60,471
 125,000    30,122   40,162   50,203   60,243   70,274   77,158
 150,000    36,975   48,912   61,286   73,368   85,801   93,846
 175,000    43,334   57,779   72,224   86,669  101,113  110,738
 200,000    49,897   66,529   83,161   99,794  116,426  127,426
 225,000    56,459   75,279   94,099  112,919  131,738  144,113
 250,000    62,934   83,912  104,890  125,868  146,846  160,596

*Assuming a normal retirement date of 12/31/96.

     As of December 31, 1996, the credited years of service and compensation covered by the Pension Plan, for each named executive officer, were approximately as follows: Mr. Coltrane -- 9 years ($52,200), Mr. Kottyan -- 2 years ($59,400), Mr.
Rubens -- 4 years ($62,400), Mr. Norman -- 1 year ($43,800) and Mr. Argo -- 14 years ($32,400). Under the terms of the Pension Plan, Messrs. Kottyan, Rubens and Norman will not have any vested benefit until each of them attains 5 years of service with the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table presents information as of January 31, 1996 regarding the beneficial ownership of the equity securities of the Registrant of (i) all current directors and nominees for director, (ii) each executive officer of the Corporation named in the Summary Compensation Table contained elsewhere herein and
(iii) all directors, nominees for director and executive officers as a group. The table also sets forth the beneficial ownership of any person owning more than 5% of the Voting Common Stock.

A.   VOTING COMMON
                                                SHARES
                                        BENEFICIALLY OWNED (1)
                                       ------------------------
                                                     PERCENT OF
     NAME AND ADDRESS                    NUMBER         CLASS
     --------------------------        -----------   ----------

     L. D. Coltrane III                 34,414 (2)      15.2%
     P.O. Box 227
     Concord, NC 28026-0227

     Betty Gay Bivens                   28,726          12.7%
     400 Avinger Lane
     Davidson, NC 28036

     Michael R. Coltrane                28,424 (3)      12.5%
     P.O. Box 227
     Concord, NC 28026-0227

     Ramark & Co.                       19,668           8.7%
     (Nominee Name of First Charter
       National Bank Trust Department)
     P.O. Box 228
     Concord, NC 28026-0228

     Mrs. Mariam C. Schramm             15,525           6.8%
     (Mrs. T. M. Schramm)
     400 Avinger Lane
     Davidson, NC 28036

     World Div. Bd. of Global Min.      15,096           6.6%
       U. M. Church
     475 Riverside Drive
     15th Floor
     New York, NY 10027

     Phil W. Widenhouse                  2,434 (4)       1.0%
     P.O. Box 227
     Concord, NC 28026-0227

     Jerry H. McClellan                    463 (5)        *
     P.O. Box 227
     Concord, NC 28026-0227

     Ben F. Mynatt                         343            *
     1980 Hwy. 73 E.
     Concord, NC 28025

     John R. Boger                          80            *
     147 Union St. S.
     Concord, NC 28025

     Kenneth R. Argo                        46            *
     P.O. Box 227
     Concord, NC 28026-0227

     Nicholas L. Kottyan                    30            *
     P.O. Box 227
     Concord, NC 28026-0227

     Barry R. Rubens                        18            *
     P.O. Box 227
     Concord, NC 28026-0227

     Thomas A. Norman                       15            *
     P.O. Box 227
     Concord, NC 28026-0227

B.   NONVOTING CLASS B COMMON

     Mrs. Mariam C. Schramm             72,207           5.7%
     (Mrs. T. M. Schramm)
     400 Avinger Lane
     Davidson, NC 28036

     Michael R. Coltrane                25,860 (6)       2.1%
     P.O. Box 227
     Concord, NC 28026-0227

     Phil W. Widenhouse                 15,747 (7)       1.3%
     P.O. Box 227
     Concord, NC 28026-0227

     Betty Gay Bivens                    7,548            *
     400 Avinger Lane
     Davidson, NC 28036

     Jerry H. McClellan                  4,542 (8)        *
     P.O. Box 227
     Concord, NC 28026-0227

     Kenneth R. Argo                     2,481 (9)        *
     P.O. Box 227
     Concord, NC 28026-0227

     Barry R. Rubens                     2,583 (11)       *
     P.O. Box 227
     Concord, NC 28026-0227

     Nicholas L. Kottyan                 2,559 (12)       *
     P.O. Box 227
     Concord, NC 28026-0227

     Thomas A. Norman                    2,502 (13)       *
     P.O. Box 227
     Concord, NC 28026-0227

     Ben F. Mynatt                       1,553            *
     1980 Hwy. 73 E.
     Concord, NC 28025

     L. D. Coltrane III                  1,269  (10)      *
     P.O. Box 227
     Concord, NC 28026-0227

     John R. Boger, Jr.                    369            *
     147 Union St. S.
     Concord, NC 28025

C.   5% PREFERRED

     Phil W. Widenhouse                     57            *
     P.O. Box 227
     Concord, NC 28026-0227

     Michael R. Coltrane                    24            *
     P.O. Box 227
     Concord, NC 28026-0227

D.   4-1/2% PREFERRED

     Michael R. Coltrane                    15            *
     P.O. Box 227
     Concord, NC 28026-0227

E.   All directors,     Voting Common  106,571          46.9%
     nominees and       Class B Stock  127,885          10.2%
     executive officers 5% Pref.            81            *
     of the Registrant  4-1/2% Pref.           15            *
     as a group
     (15 persons) (14)
_______________
 *Less than 1%.

(1) Unless otherwise noted, all shares of Voting Common Stock and Class B Nonvoting Common Stock set forth in the table are directly owned, with sole voting and investment power, by such shareholder.

(2)  Includes 4,434 shares owned by spouse.

(3) Includes 14,529 shares held by trusts for which Mr. Coltrane is a co- trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, and 626 shares owned by spouse.

(4)  Includes 126 shares owned by spouse.

(5)  Includes 135 shares owned by spouse.

(6) Includes 18,747 shares held by trusts for which Mr. Coltrane is a co- trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, 150 shares owned by spouse, and 3,750 shares represented by currently exercisable options.

(7)  Includes 8,418 shares owned by spouse.

(8) Includes 897 shares owned by spouse and 1,350 shares represented by currently exercisable options.

(9) Includes 30 shares represented by currently exercisable options.

(10) Includes 9 shares owned by spouse and 375 shares represented by currently exercisable options.

(11) Includes 2,175 shares represented by currently exercisable options.

(12) Includes 2,100 shares represented by currently exercisable options.

(13) Includes 2,100 shares represented by currently exercisable options.

(14) Does not include 19,743 shares of Voting Common Stock, 60,640 shares of Nonvoting Common Stock, 70 shares of 4-1/2% Preferred Stock and 394 shares of 5% Preferred Stock held by First Charter National Bank. Mr. L. D. Coltrane III and Mr. Michael R Coltrane are shareholders and Mr. Michael R. Coltrane is a director of First Charter Corporation, the parent corporation of First Charter National Bank

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant may from time to time have short-term loans outstanding with First Charter National Bank, Concord, North Carolina ("FCNB"). With respect to FCNB, Mr. L.D. Coltrane III is a member of the Advisory Board and a stockholder and Mr. Michael R. Coltrane is a director. As of December 31, 1996, the Registrant had no outstanding loans with FCNB. The Registrant also has an available line of credit totaling $3.5 million at FCNB. None of this amount was outstanding at December 31, 1996 and none was used during fiscal 1996.

     FCNB is the Trustee of the Registrant's Employee Stock
Ownership Plan, the Employee Savings Plus Plan and the Employees
Pension Plan of the Concord Telephone Company. CTC paid FCNB a fee of $159,750 for such services in 1996.

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Documents filed as part of this report

     (1) Financial Statements: The following financial statements, together with reports thereon of independent auditors are included in response to Item 8:

          (A)  Consolidated Financial Statements

               *    Independent Auditors' Report          F-2

               *    Consolidated balance sheets as of December
                    31, 1996 and 1995                      F-3

               *    Consolidated statements of income for the
                    years ended
                    December 31, 1996, 1995, and 1994       F-5

               *    Consolidated statements of stockholders'
                    equity for the years ended
                    December 31, 1996, 1995, and 1994       F-6

               *    Consolidated statements of cash flows
                    for the years ended December 31,
                    1996, 1995, and 1994                    F-7

               *    Notes to consolidated financial
                    statements for the years ended
                    December 31, 1996, 1995, and 1994       F-8

          (B)  Consolidated Financial Statement Schedules

               The following financial statement schedule is included:

               *    Schedule II - Valuation and Qualifying
                    Accounts                                F-39

               Other schedules are omitted because the required information is included in the financial statements or is not applicable.

          (C)  Financial Statements of North Carolina RSA 15
               Cellular Partnership (to be filed as an amendment to this Annual Report on Form 10-K within 90 days pursuant to
               Rule 3-09(b) of Regulation S-X)              F-40


     (2) Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein:

EXHIBIT NO.    DESCRIPTION
-----------    --------------------------------------------------
     2         The Reorganization and Share Exchange Agreement by
               and between The Concord Telephone Company and CT Communications,
               Inc. dated as of August 1, 1993. (Incorporated by reference to Exhibit 2.1 of registrant's current report on Form 8-K filed
               November 8, 1993.)

     3.1 Articles of Incorporation of the Registrant effective October 25, 1993. (Incorporated by reference to Exhibit of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

     3.2       Bylaws of the Registrant effective October 25,
               1993. (Incorporated by reference to Exhibit of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

     10.1      Partnership Agreement between Alltel Mobile
               Communications of the Carolinas, Inc. (Alltel) and The Concord Telephone Company dated September 15, 1989. (Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report Form 10-K dated March 28, 1991.)

     10.2      Partnership Agreement between Alltel Mobile
               Communications of the Carolinas, Inc. (Alltel) and The Ellerbe-Concord Cellular Company dated September 20, 1989. (Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report Form 10-K dated March 28, 1991.)

     10.3      BellSouth Carolinas PCS Limited Partnership
               Agreement dated December 8, 1994.  (Incorporated by reference to
               Exhibit 10(h) to Registrant's Amendment No. 1 to Annual Report Form 10-K/A dated July 14, 1995.)

     10.4      Limited Liability Company Agreement of Wireless
               One of North Carolina, L.L.C. dated October 10, 1995 by and among CT Wireless Cable, Inc., Wireless One, Inc. and O. Gene Gabbard.

     10.5 North Carolina Utilities Commission order approving the issuance and sale of Class B Nonvoting common stock for use in an Executive Stock Option Plan dated March 12, 1990 effective April 27, 1989. (Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report Form 10-K dated March 31, 1993.)*

     10.6      1989 Executive Stock Option Plan dated April 26,
               1989. (Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report Form 10-K dated March 29, 1994.)*

     10.7      Comprehensive Stock Option Plan dated April 27,
               1995. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59645) dated May 26, 1995.)*

     10.8      Employee Stock Purchase Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59643) dated May 26, 1995.)*

     10.9      Restricted Stock Award Program dated April 27,
               1995. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59641) dated May 26, 1995.)*

     11        Computation of Earnings Per Share.

     21        Subsidiaries of the Registrant.

     27        Financial Data Schedule.
_________________________
* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

(c) The following exhibits are filed herewith and follow the signature pages:

          10.4     Limited Liability Company Agreement of Wireless
                   One of North Carolina, L.L.C. dated October 10, 1995 by and among CT Wireless Cable, Inc., Wireless One, Inc. and O. Gene Gabbard

          11       Computation of Earnings Per Share

          21       Subsidiaries of the Registrant

          27       Financial Data Schedule

(d) The financial statement schedule listed in Item 14(a)(1) above begins on page F-39.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CT COMMUNICATIONS, INC.


                              By:   /s/ MICHAEL R. COLTRANE
                                   Michael R. Coltrane
                                   President and Chief
                                   Executive Officer

Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     SIGNATURE                TITLE                    DATE
     ---------                -----                    ----

 /S/ MICHAEL R. COLTRANE President,               March 31, 1997
Michael R. Coltrane      Chief Executive Officer
                         and Director
                         (Principal Executive Officer)

 /S/ L.L. COLTRANE III   Chairman of the Board    March 31, 1997
L.D. Coltrane III        and Director


 /S/ BARRY R. RUBENS     Senior Vice President    March 31, 1997
Barry R. Rubens          (Principal Financial
                         and Principal Accounting
                         Officer)


 /S/ JOHN R. BOGER, JR.  Director                 March 31, 1997
John R. Boger, Jr.


________________________ Director                 March __, 1997
O. Charlie Chewning


________________________ Director                 March __, 1997
Samuel E. Leftwich


 /S/ JERRY H. MCCLELLAN  Director                 March 31, 1997
Jerry H. McClellan


 /S/ BEN F. MYNATT       Director                 March 31, 1997
Ben F. Mynatt


/S/ PHIL W. WIDENHOUSE   Director                 March 31, 1997
Phil W. Widenhouse




             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

         Consolidated Financial Statements and Schedules

                December 31, 1996, 1995, and 1994


           (With Independent Auditors' Report Thereon)




             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

             Consolidated Financial Statements Index

                 December 31, 1996, 1995 and 1994


(1)  Consolidated Financial Statements

     The following financial statements, together with independent auditors' report thereon, are included:

     *    Independent Auditors' Report                      F - 2

     *    Consolidated balance sheets as of
          December 31, 1996 and 1995              F - 3 and F - 4

     *    Consolidated statements of income for the
          years ended December 31, 1996, 1995 , and
          1994                                              F - 5

     *    Consolidated statements of stockholders'
          equity for the years ended December 31,
          1996, 1995 , and 1994                             F - 6

     *    Consolidated statements of cash flows for the
          years ended December 31, 1996, 1995 , and
          1994                                              F - 7

     *    Notes to consolidated financial statements
          for the years ended December 31, 1996, 1995 ,
          and 1994                                F - 8 to F - 25

(2)  Consolidated Financial Statement Schedules

     The following financial statement schedule is included:

     *    Schedule II - Valuation and Qualifying Accounts  F - 26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Charlotte, North Carolina
February 28, 1997



             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                    December 31, 1996 and 1995


               ASSETS                    1996           1995
               ------                 -----------   -----------

Current assets:
  Cash and cash equivalents          $  2,162,698     4,751,204
  Short-term investments (note 2)         316,158     2,711,699
  Accounts receivable, net of
    allowance for doubtful accounts
    of $100,000 in 1996 and 1995        7,614,737     8,878,698
  Refundable income taxes                  14,736       176,228
  Materials and supplies                2,860,114     1,803,419
  Deferred income taxes (note 11)         103,399        71,324
  Prepaid expenses and other assets       476,774       533,385
                                      -----------   -----------

      Total current assets             13,548,616    18,925,957
                                      -----------   -----------

Investment securities (note 2)          3,637,445     9,074,888
Investments in affiliates (note 3)     25,888,315    21,788,955

Property, plant, and equipment:
  Telephone plant in service (note 1c):
    Land, buildings, and general
      equipment                        22,146,226    17,400,228
    Central office equipment           58,691,229    47,037,535
    Poles, wires, cables and conduit   72,466,757    65,849,055
  Construction in progress                     -         14,483
                                      -----------   -----------
                                      153,304,212   130,301,301
      Less accumulated depreciation    81,314,625    72,325,624
                                      -----------   -----------
        Net property, plant,
          and equipment                71,989,587    57,975,677
                                      -----------   -----------

                                   $  115,063,963   107,765,477
                                      ===========   ===========


See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity     1996          1995
------------------------------------  -----------   -----------

Current liabilities:
  Current portion of long-term
    debt and redeemable
    preferred stock (notes 5 and 6)  $  2,072,500       652,500
  Accounts payable                      9,962,149     8,852,272
  Customer deposits and advance
    billings                            1,271,562     1,080,773
  Accrued payroll                       1,250,396       468,390
  Accrued pension cost (note 10)        1,043,974     1,143,033
  Other accrued liabilities               469,492       500,654
                                      -----------   -----------
      Total current liabilities        16,070,073    12,697,622
Long-term debt (note 5)                 2,014,000     4,074,000
                                      -----------   -----------

Deferred credits and other liabilities:
  Deferred income taxes (note 11)       1,106,910     1,568,455
  Investment tax credits (note 11)      1,033,965     1,148,850
  Regulatory liability (note 1 g)       2,507,029     2,633,285
  Postretirement benefits other than
    pension (note 10)                   9,422,573     8,104,965
  Other                                 1,103,098     1,103,098
                                      -----------   -----------
                                       15,173,575    14,558,653
                                      -----------   -----------

Redeemable preferred stock:
  4.8% series; authorized 5,000 shares;
  issued and outstanding 1,625
  and 1,750 shares in 1996 and 1995,
  respectively (note 6)                   150,000       162,500
                                      -----------   -----------
      Total liabilities                33,407,648    31,492,775

Stockholders' equity:
  Preferred stock not subject to
      mandatory redemption (note 7):
    5% series, $100 par value;
      15,087 shares outstanding         1,508,700     1,508,700
    4.5% series, $100 par value;
      2,000 shares outstanding            200,000       200,000
    Discount on 5% preferred stock        (16,059)      (16,059)
  Common stock (note 7):
    Voting; 227,019 shares outstanding  4,021,094     4,021,094
    Nonvoting; 1,258,357 and
      1,256,001 shares outstanding
      in 1996 and 1995, respectively   23,377,120    23,114,777
  Other capital                           298,083       298,083
  Unearned compensation (note 8)         (188,055)      (60,752)
  Unrealized gain on securities
    available-for-sale                    195,419     1,196,766
  Retained earnings                    52,260,013    46,010,093
                                      -----------   -----------
      Total stockholders' equity       81,656,315    76,272,702
Contingency (note 13)
                                      -----------   -----------

                                   $  115,063,963   107,765,477
                                      ===========   ===========



             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Income

          Years ended December 31, 1996, 1995, and 1994


                              1996          1995         1994
                           -----------  -----------  -----------
Operating revenues:
  Local service          $  24,715,038   21,230,607   18,817,818
  Access and toll service   31,653,259   29,971,626   29,273,624
  Other and unregulated     11,008,784    9,551,076    7,259,527
  Less:  provision for
    uncollectible accounts    (323,075)    (335,958)    (221,074)
                           -----------  -----------  -----------
      Total operating
        revenues            67,054,006   60,417,351   55,129,895
                           -----------  -----------  -----------

Operating expenses (note 1c):
  Plant specific            20,026,094   15,627,931   15,707,404
  Depreciation and
    amortization            10,104,802   11,968,090   14,426,629
  Customer operations       11,224,067    8,348,246    7,391,108
  Corporate operations       9,995,004    7,256,798    6,235,157
                           -----------  -----------  -----------
      Total operating
        expenses            51,349,967   43,201,065   43,760,298
                           -----------  -----------  -----------
      Net operating
        revenues            15,704,039   17,216,286   11,369,597
                           -----------  -----------  -----------

Other income (expenses):
  Equity in income of
    affiliates, net (note 3) 1,801,952    2,203,706    1,295,975
  Interest, dividend
    income and gain on
    sale of investments        244,213      939,139    1,053,658
  Other expenses,
    principally interest      (705,112)    (581,764)    (685,946)
                           -----------  -----------  -----------

      Total other income     1,341,053    2,561,081    1,663,687
                           -----------  -----------  -----------
      Income before
        income taxes        17,045,092   19,777,367   13,033,284
                           -----------  -----------  -----------

Income taxes (note 11)       6,583,671    6,760,624    4,688,936
                           -----------  -----------  -----------

      Net income            10,461,421   13,016,743    8,344,348

Dividends on
  preferred stock               92,535       93,135       93,948
                           -----------  -----------  -----------

Earnings for common
  stock                  $  10,368,886   12,923,608    8,250,400
                           ===========  ===========  ===========

Earnings per common
  share                  $        6.98         8.74         5.59
                           ===========  ===========  ===========


See accompanying notes to consolidated financial statements.




             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

          Years ended December 31, 1996, 1995, and 1994

                                           1996         1995
                                        -----------  -----------

Cash flows from operating activities:
  Net income                          $  10,461,421   13,016,743
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization        10,104,802   11,968,090
    Postretirement benefits               1,317,608    1,811,771
    Loss (gain) on sale of
      investment securities                  75,667        5,745
    Undistributed income of affiliates (1,801,952) (1,079,323) Decrease (increase) in accounts
      receivable                          1,263,961   (1,833,729)
    Increase in materials and supplies (1,056,695) (381,013) Decrease (increase) in other
      current assets                         56,611     (294,806)
    Increase in accounts payable           1,109,877      710,595
    Increase in customer deposits
      and advance billings                  190,789       90,963
    Increase (decrease) in deferred
      income taxes and tax credits           31,700   (2,532,397)
    Increase in accrued liabilities          525,529      203,657
    Decrease (increase) in refundable
      income taxes                          161,492   (1,350,587)
                                         -----------  -----------
        Net cash provided by
          operating activities            22,440,810   20,335,709
                                         -----------  -----------

Cash flows from investing activities:
  Capital expenditures - telephone plant(24,150,030) (16,129,492)
  Salvage value - telephone plant retired     31,318       26,148
  Purchases of investments in affiliates (4,263,200) (8,665,390) Purchases of investment securities (1,067,060) (9,787,257) Proceeds from sale of investment
    securities                             4,606,652   10,316,461
  Maturities of investment securities      2,751,739    4,681,351
  Partnership capital distribution         1,965,792      713,761
                                         -----------  -----------
        Net cash used in
          investing activities          (20,124,789) (18,844,418)
                                         -----------  -----------

Cash flows from financing activities:
  Repayment of long-term debt              (640,000)  (1,527,500)
  Proceeds from new debt                          -            -
  Redemption of preferred stock             (12,500)     (12,500)
  Dividends paid                         (4,225,627)  (4,087,558)
  Proceeds from common stock issuance        109,869      586,675
  Other                                    (136,269)     (45,439)
                                         -----------  -----------
        Net cash used in
          financing activities           (4,904,527)  (5,086,322)
                                         -----------  -----------

Net (decrease) increase in cash
  and cash equivalents                   (2,588,506)  (3,595,031)

Cash and cash equivalents -
  beginning of year                        4,751,204    8,346,235
                                         -----------  -----------

Cash and cash equivalents -
  end of year                          $   2,162,698    4,751,204
                                         ===========  ===========

Supplemental cash flow information:
   Cash paid for income taxes          $   6,474,267   10,589,211
   Cash paid for interest                    310,099      398,376
                                         ===========  ===========


See accompanying notes to consolidated financial statements.



             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

        Consolidated Statements of Cash Flows (continued)

          Years ended December 31, 1996, 1995, and 1994

                                             1994
                                          -----------

Cash flows from operating activities:
  Net income                           $    8,344,348
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization          14,426,629
    Postretirement benefits                 1,691,934
    Loss (gain) on sale of
      investment securities                  (270,296)
    Undistributed income of affiliates     (1,295,975)
    Decrease (increase) in accounts
      receivable                             (447,232)
    Increase in materials and supplies        (39,152)
    Decrease (increase) in other
      current assets                          (22,838)
    Increase in accounts payable            3,565,484
    Increase in customer deposits
      and advance billings                    129,998
    Increase (decrease) in deferred
      income taxes and tax credits         (3,637,966)
    Increase in accrued liabilities           259,110
    Decrease (increase) in refundable
      income taxes                          1,367,327
                                          -----------
        Net cash provided by
          operating activities             24,071,371
                                          -----------

Cash flows from investing activities:
  Capital expenditures - telephone plant  (12,235,699)
  Salvage value - telephone plant retired      70,719
  Purchases of investments in affiliates   (9,245,045)
  Purchases of investment securities         (219,855)
  Proceeds from sale of investment
    securities                                324,746
  Maturities of investment securities       7,192,217
  Partnership capital distribution                 -
                                          -----------
        Net cash used in
          investing activities            (14,112,917)
                                          -----------

Cash flows from financing activities:
  Repayment of long-term debt              (4,256,500)
  Proceeds from new debt                    4,029,000
  Redemption of preferred stock               (12,500)
  Dividends paid                           (4,101,929)
  Proceeds from common stock issuance          46,300
  Other                                        22,211
                                          -----------
        Net cash used in
          financing activities             (4,273,418)
                                          -----------

Net (decrease) increase in cash
  and cash equivalents                      5,685,036

Cash and cash equivalents -
  beginning of year                         2,661,199
                                          -----------

Cash and cash equivalents -
  end of year                          $    8,346,235
                                          ===========

Supplemental cash flow information:
   Cash paid for income taxes          $    5,504,103
   Cash paid for interest                     497,592
                                          ===========


See accompanying notes to consolidated financial statements.



             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                December 31, 1996, 1995, and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

          These consolidated financial statements include the accounts of CT Communications, Inc. (the Company), a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (Concord Telephone), CTC Long Distance Services (CTC LDS), CT Cellular, Carolinas PCS (dba CTC Wireless) and CT Wireless Cable. All significant intercompany accounts and transactions have been eliminated in consolidation.

          CT Communications, Inc. and subsidiaries operate entirely in the communications industry. Concord Telephone, the Company's principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTC LDS. CT Cellular owns and accounts for investments in two general partnerships which provide cellular mobile telephone services to various counties in North Carolina. CTC Wireless, which began operations in 1996, accounts for the retail operations and services provided in relation to personal communications services, a new wireless telecommunications system which includes voice, data interface and paging. CT wireless Cable, which was established in 1996, accounts for an investment in Wireless One of North Carolina, LLC, which participates in the wireless cable television market in North Carolina.

          The Company's regulated operations are subject to the provisions of Statement of Financial Accounting
          Standards (SFAS) No. 71, "Accounting for the Effects of
          Certain Types of Regulation." The Company is under the jurisdiction of the North Carolina Utilities
          Commission.

     (b)  RECLASSIFICATIONS

          In certain instances, amounts previously reported in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

     (c)  PROPERTY, PLANT AND EQUIPMENT

          Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits, administrative, and general cost.

          Depreciation on telephone plant in service is provided on a straight-line basis using composite rates acceptable to the regulatory authorities. During 1996, 1995 and 1994, under authority of the North Carolina Utilities Commission (the Commission), the Company recorded additional amortization relating to certain telephone plant accounts. Such "special amortization", as approved by the Commission, increased the Company's total depreciation and amortization expense and related accumulated depreciation by $574,363 in 1996, $3,708,000 in 1995 and, $7,010,000 in 1994. The
          provisions for depreciation for the years 1996, 1995, and 1994 were 7.77%, 10.51% and 14.06%, respectively, of the gross investment in depreciable telephone plant in service at the beginning of each year.

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

     (d)  INVESTMENT SECURITIES

          Investment securities at December 31, 1996 consist of state, county and municipal debt securities, and corporate equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

          A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

          At December 31, 1996, all of the Company's securities are classified as available-for-sale securities.

     (e)  INVESTMENTS IN AFFILIATED COMPANIES

          The Company has interests in several partnerships and corporations which operate in the communications industry. Investments in affiliates over which the Company has the ability to exercise significant influence are accounted for by the equity method.

     (f)  MATERIALS AND SUPPLIES

          Materials and supplies are valued principally at the lower of average cost (first-in, first-out method) or market.

     (g)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Due to the reduction in corporate federal income tax rates as a result of the Tax Reform Act of 1986, there exists excess deferred income taxes. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory liability and a corresponding reduction in net deferred income taxes payable were recorded relative to the excess deferred income taxes, and the regulatory impact thereof. The regulatory liability and the related tax impact will be amortized as a reduction of federal income tax expense over the estimated remaining lives of the assets which generated the deferred taxes.

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

     (i)  EARNINGS PER SHARE

          Earnings per common share are based on the weighted average number of common shares outstanding each year and are presented with adjustment for subsequent stock dividends and stock splits. The difference between primary and fully diluted earnings per share is immaterial.

     (j)  CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities at the date of purchase of three months or less to be cash equivalents.

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

     (l)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS
          TO BE DISPOSED OF

          The Company adopted the provisions of SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (m)  STOCK OPTION PLANS

          Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ( APB ) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.
          Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)  INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at December 31, 1996 and 1995, were as follows:

                                  GROSS       GROSS
                               UNREALIZED  UNREALIZED
                    AMORTIZED    HOLDING     HOLDING     FAIR
                       COST       GAINS      LOSSES      VALUE
                    ---------  ----------  ----------  ---------

At December 31, 1996

Available-for-sale:
 State, county and
  municipal debt
  securities       $ 2,756,158    169,230   (168,109)  2,757,279
Equity securities      877,205  2,238,449 (1,919,330)  1,196,324
                    ----------  ---------  ---------  ----------
                   $ 3,633,363  2,407,679 (2,087,439)  3,953,603
                    ==========  =========  =========  ==========

At December 31, 1995

Available-for-sale:
 State, county and
  municipal debt
  securities       $ 8,981,192    119,275     (9,554)  9,090,913
Equity securities      843,505  2,215,949   (363,780)  2,695,674
                    ----------  ---------  ---------  ----------
                   $ 9,824,697  2,335,224   (373,334) 11,786,587
                    ==========  =========  =========  ==========

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

     Maturities of debt securities were as follows at December
     31, 1996:

                                         AMORTIZED        FAIR
                                           COST           VALUE
                                         ----------     ---------

     Currently due                      $   316,158      316,158
     Due after one year through
       five years                         1,940,000    1,940,931
     Due after five years through
       ten years                            500,000      500,190
                                          ---------    ---------
                                        $ 2,756,158    2,757,279

(3)  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies consist of the following:

                              OWNERSHIP
                              PERCENTAGE      1996         1995
                              ----------    ---------   ---------
Equity Method:

 RSA 15 Partnership             50.00%    $ 6,516,008   4,844,472
 BellSouth Carolinas PCS, LP     1.95%      5,581,051   4,597,756
 U.S. Telecom Holdings          27.70%      3,556,294   3,520,833
 Wireless One of
  North Carolina, LLC           48.00%      1,371,000     240,000
 Ellerbe-Concord Partnership    49.00%      1,188,967     898,959
 Access On                      19.58%        199,095     271,035
 Other                         various             -       63,747

Cost Method:

 ITC Associates Partnership     22.48%    $ 5,519,832   5,519,832
 USTN Holdings, Inc.             4.00%      1,068,624          -
 ITC Holding Company              .3%         658,354     658,354
 ITN Charter                       -               -      789,347
 U.S. Intelco                      -               -      279,277
 Other                         various        229,090     105,343
                                           ----------  ----------
                                          $25,888,315  21,788,955
                                           ==========  ==========

     The purpose of the ITC Associates partnership is to acquire, own or hold, manage and sell ITC Holding Company common stock. ITC Holding Company operates entirely in the communications industry, primarily providing local, long distance and wireless service to customers.

     The Partnership has an 18.33% interest in ITC Holding Company, and therefore, the Company's indirect ownership in ITC Holding Company is 4.1%. The Company's direct ownership in ITC Holding Company is .3%, for a total ownership of 4.4%. The substance of the investment in ITC Associates Partnership is an ownership in ITC Holding Company, and since this ownership is less than 20%, the investment has been accounted for under the cost method. Had the Company recorded this investment under the equity method, the Company's share of earnings from affiliates would have been $960,000.

     The RSA 15 Partnership is a partnership with Alltel which is in the business of providing cellular service in Cabarrus, Stanly and parts of Iredell and Rowan counties of North
     Carolina.

     BellSouth Carolinas PCS, L.P. is in the business of providing personal communications services which is a new wireless communications service that will compete with cellular phone service. Due to the company's significant influence over this partnership's operating and financial policies, this investment is accounted for under the equity method.

     U.S. Telecom Holdings is in the business of investing directly or indirectly in regional operating telephone companies in Hungary, Mexico and other developing countries.
     The Company also develops and sells operating software systems for the telecommunications industry.

     The purpose of Wireless One of North Carolina, LLC is to develop and deploy wireless cable in North Carolina.

     Ellerbe-Concord Partnership has a 50% partnership with Alltel Mobile which is in the business of providing cellular service in Anson, Lincoln, Montgomery and Richmond counties of North Carolina.

     Access On was formed in cooperation with the Company and thirteen other North Carolina independent telephone companies. Access On was formed to build and operate a broadband backbone telecommunications network throughout much of North Carolina. Due to the Company's significant influence over this company's operating and financial policies, this investment is accounted for under the equity method.

     During 1996, ITN Charter and U.S. Intelco merged to form
     USTN Holdings, Inc.

     Included in the Company's share of earnings from affiliates accounted for under the equity method were total losses of $2,125,385 and total income of $3,927,337. Over 86% of the losses and 90% of the income was attributable to Bell South Carolinas PCS and the RSA 15 Partnership, respectively.

     Summarized unaudited combined financial position information for these two entities as of December 31, 1996 and 1995 is as follows: current assets-$16,182,000 and $47,754,000; property and other non-current assets-$372,325,000 and $157,812,000; current liabilities-$108,475,000 and $488,000;
     equity-$280,507,000 and $205,078,000. Summarized unaudited combined results of operations for these two entities for the years ended December 31, 1996, 1995 and 1994, respectively, is as follows: revenues-$27,176,000, $16,680,000 and $11,003,000; operating income
     (loss)-($81,861,000), ($14,982,000), and $2,463,000; and net income (loss)-($86,351,000), ($14,381,000) and $2,505,000.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of the company's financial instruments:

          Cash and cash equivalents, short-term investments, accounts receivable, other assets, accounts payable and accrued expenses - the carrying amount approximates fair value because of the short maturity of these instruments.

          Investment Securities - debt and equity securities are carried at market value.

          Investments in Affiliates - since there are no quoted market prices for the Company's investments in affiliates, a reasonable estimate of fair value could not be made without incurring excessive costs.

          Long-term debt - the fair value of the Company's long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

     Based on the methods and assumptions noted above, the estimated fair values of the Company's financial instruments for which carrying value does not approximate fair value at December 31, 1996 and 1995 are as follows:

                               1996                1995
                               ----                ----
                                  ESTIMATED             ESTIMATED
                      CARRYING      FAIR    CARRYING       FAIR
                       AMOUNT       VALUE    AMOUNT       VALUE
                      ----------  --------- ----------  ---------
Financial assets
 Investment in
  affiliates        $ 25,888,315     N/A    21,788,955    N/A
                      ==========     ===    ==========    ====
Financial liabilities
 Long-term debt
 and redeemable
 preferred stock,
 including current
 maturities         $  4,236,500  4,154,645  4,889,000  4,558,339
                      ==========  ========= ==========  =========

(5)  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995, consists of the following:

                                               1996       1995
                                               ----       ----
     6.25% Series F first mortgage bonds,
       due March 1, 1997                  $ 1,440,000  1,440,000
     Note payable to a bank (at 7.25%),
       due in installments until 2001       2,634,000  3,274,000
                                            ---------  ---------
          Total long-term debt              4,074,000  4,714,000
          Less: current installments        2,060,000    640,000
                                            ---------  ---------
          Long-term debt, excluding
            current installments          $ 2,014,000  4,074,000
                                            =========  =========

     Annual maturities of the long-term debt outstanding for the five-year periods subsequent to December 31, 1996, are as follows: $2,060,000 in 1997; $620,000 in 1998, 1999 and
     2000, and $154,000 thereafter.

     The indenture of the first mortgage bonds contains provisions which restrict the amount of cash the Company may disburse for dividends and repurchases of capital stock if the Company's retained earnings are less than a defined amount. At December 31, 1996, retained earnings exceeded the defined amount and accordingly, retained earnings is unrestricted.

     The Company has available lines of credit totaling
     $13,500,000, none of which was outstanding at December 31, 1996 or used during 1996.

(6)  REDEEMABLE PREFERRED STOCK

     The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends.
     Sinking fund requirements in the next five years are $12,500 annually.

     There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 1996, other than the annual sinking fund requirement of $12,500.

(7)  COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY
     REDEMPTION

     Common stock is comprised of Voting and Nonvoting Class B stock. There are 3,000,000 shares of Voting Common Stock authorized. There are 15,000,000 shares of Nonvoting Common
     Stock authorized.

     The weighted average number of common shares outstanding (as adjusted) are 1,484,789 in 1996, 1,478,922 in 1995, and
     1,475,523 in 1994. In August 1994, the Company issued a one-for-four stock dividend to stockholders of record at September 1, 1994. In April 1996, the company effected a three-for-one stock split in the form of a two-for-one stock dividend to stockholders of record at May 3, 1996. Earnings per share, dividends per share and weighted average shares outstanding have been retroactively restated for all years presented.

     Cash dividends per share of common stock are as follows:
     $2.78 in 1996; $2.70 in 1995; and $2.64 in 1994.

     Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized. These preferred stocks are callable in whole or in part at the option of the Company at $100 per share plus accumulated dividends.

(8)  STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1996          1995
                                           ----          ----

     Net Income           As Reported   $10,461,421   $13,016,743

                          Pro forma     $10,120,715   $12,948,602

     Earnings per
      common share        As Reported   $      6.98   $      8.74

                          Pro forma     $      6.75   $      8.69

     The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 7,500 shares of Nonvoting Class B common stock were reserved for issuance under the Plan. At December 31, 1996, all shares reserved for issuance have been granted. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 1996, is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                            NUMBER     EXERCISE
                                          OF OPTIONS     PRICE
                                          ----------   --------
     Options outstanding and exercisable
       at January 1, 1994                    3,711      $   68
         Options granted                     3,051          72
         Options exercised                    (843)         55
                                            ------        ----
     Options outstanding and exercisable
       at December 31, 1994                  5,919          75
         Options granted                         -           -
         Options exercised                  (1,779)         74
                                            ------        ----

     Options outstanding and exercisable
       at December 31, 1995                  4,140          77
         Options granted                         -           -
         Options exercised                    (579)         60
                                            ------        ----
     Options outstanding and exercisable
       at December 31, 1996                  3,561      $   78
                                            ------        ----

     As of December 31, 1996, the 3,561 options outstanding and exercisable have exercise prices between $65 and $85 and a weighted-average remaining contractual life of 3 years.

     During 1995, the Company approved a comprehensive Stock option plan (the Plan) to allow key employees to increase their holdings of the Company's stock. There are 15,000 shares of nonvoting class B Common Stock reserved for issuance under the Plan. At December 31, 1996, the number of nonvoting Class B common stock reserved for issuance but ungranted was 5,700 shares. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options are exercisable 6 months after the grant date. During 1995, the Company granted 9,300 shares with a weighted-average exercise price of $106, a weighted-average fair value of $32 and exercise prices ranging from $90 - 107 and at December 31, 1996, a weighted-average remaining life of 9 years. As of December 31, 1996, no additional options had been granted, and no options had been exercised.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.5%; expected volatility of 20%; risk-free interest rate of 6%, and expected lives of 10 years.

     During 1995, the Company approved a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of Class B common stock that may be awarded to participants under the Program is 15,000 shares. The Company will record deferred compensation in the amount of the fair market value of the stock granted and will amortize this amount on a straight line basis over the vesting period, 10 years. In 1996 and 1995 respectively, the Company granted 1,475 and 726 shares to participants with a weighted-average fair value of $107 and $90. Deferred Compensation at December 31, 1996 and 1995, respectively was $188,055 and $65,008, which is disclosed net of amortization of $29,428 and $4,256, in the consolidated statement of stockholders' equity.

     In April 1996, the Company approved a Director Compensation Plan (the Plan) to provide each member of the Board of Directors the right to receive the Director's compensation in shares of Class B common stock or cash, at the Director's discretion. An aggregate of 7,500 shares have been reserved for issuance under the Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the Class B stock on the grant date. The initial grant date is the first day that is six months and one day following the Directors election. All subsequent compensation shall be converted to shares of Class B stock based upon the fair market value of the Class B stock on the date such compensation is paid or made available to the Director. During 1996, the Company granted 352 shares with a fair market value of $170.

(9)  EMPLOYEE STOCK PURCHASE PLAN

     In 1995, the Company approved an Employee Stock Purchase Plan (the Plan) which authorized 7,500 shares of Class B Non-Voting shares to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. A total of 4,728 shares have been issued under the Plan at a purchase price of $83 per share.

(10) EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLAN AND SAVINGS PLAN

          The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 1996 or 1995. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

          The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 1996 and 1995.

                                          1996          1995
                                          ----          ----
Actuarial present value of
 benefit obligations:
  Accumulated benefit obligation,
   including vested benefits of
   $20,657,133 in 1996
   $19,340,283 in 1995, respectively $  20,950,012   19,662,643
                                       ===========  ===========
Projected benefit obligation           (26,375,271) (24,713,042)
Plan assets at fair value               32,848,100   30,286,583
                                       -----------  -----------
Excess of plan assets over the
  projected benefit obligation           6,472,829    5,573,541
Unrecognized net gain deferred          (7,078,443)  (6,208,654)
Unrecognized prior service cost            (41,989)     (45,488)
Unrecognized net asset being amortized
  over 16 years from January 1, 1987      (396,371)    (462,432)
                                        ----------  -----------
Net accrued pension cost             $  (1,043,974)  (1,143,033)
                                        ==========   ==========

          Net pension cost for 1996, 1995, and 1994 included the following:

                                1996         1995         1994
                                ----         ----         ----
Service cost, benefits
  earned during the period  $   651,591      571,935     628,473
Interest cost on projected
  benefit obligation          1,724,700    1,610,208   1,644,350
Actual return on
  plan assets                (3,784,646)  (6,013,024)   (341,371)
Net amortization
  and deferral                1,309,296    4,006,215  (1,693,615)
                             ----------   ----------  ----------
Net periodic pension cost   $   (99,059)     175,334     237,837
                             ==========   ==========  ==========

          The weighted average discount rate of 7% in 1996 and 1995, and 7.5% in 1994 and the rate of increase in future compensation levels of 5% in 1996 and 1995 and 6% in 1994 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 1996, 1995 and 1994.

     (b)  EMPLOYEE SAVINGS PLAN

          The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company matches a portion of the employee's contribution. The Company's matching contribution totaled $229,500, $322,867, and $308,515 in 1996, 1995, and 1994, respectively.

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

     (d)  POSTRETIREMENT BENEFITS

          In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical benefits and life insurance coverage to full-time employees who meet minimum age and service requirements. The plan is contributory with respect to coverage for beneficiaries. The Company's policy is to fund the cost of medical benefits on a cash basis.

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

          The following table presents the plan's accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheets at December 31, 1996 and 1995:

                                             1996        1995
                                             ----        ----
Accumulated postretirement benefit
    obligation:
  Retirees                              $  5,198,219   5,690,627
  Fully eligible active
    plan participants                      3,046,889   3,998,522
  Other active plan participants           4,544,602   4,868,044
                                          ----------  ----------
                                          12,789,710  14,557,193

Unrecognized net gain (loss)               2,139,040    (334,253)
Unrecognized transition obligation        (5,506,177) (6,117,975)
                                          ----------  ----------
Accrued postretirement benefit cost     $  9,422,573   8,104,965


          Net periodic postretirement benefit cost for 1996, 1995 and 1994 includes the following components:

                                  1996        1995        1994
                                  ----        ----        ----
Service cost                $    321,990     331,470     341,469
Interest cost                    828,192     931,037     941,801
Amortization of transition
  obligation over 15 years       611,798     611,798     611,798
Amortization of gain             (72,216)          -           -
                               ---------   ---------   ---------
Net periodic postretirement
  benefit cost              $  1,689,764   1,874,305   1,895,068
                               =========   =========   =========


          For measurement purposes, a 13.5% percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995 and the rate was assumed to decrease annually to 6.5% by the year 2002 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, to approximately $14,245,179 and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for the year ended December 31, 1996 by approximately $1,289,643.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1996 and 1995, and 7.5% in 1994.

(11) INCOME TAXES

     Income tax expense (benefit) for the years ended December
     31, 1996, 1995, and 1994, consists of:

                                 1996        1995        1994
                                 ----        ----        ----
Current:
  Federal                  $   5,385,969   7,500,277   6,697,320
  North Carolina               1,292,799   1,792,744   1,629,582
                               ---------   ---------   ---------
                               6,678,768   9,293,021   8,326,902
                               ---------   ---------   ---------
Deferred:
  Federal, net of investment
    tax credit amortization     (111,920) (2,166,780) (2,953,712)
  North Carolina                  16,823    (365,617)   (684,254)
                               ---------   ---------   ---------
                                 (95,097) (2,532,397) (3,637,966)
                               ---------   ---------   ---------
      Total                $   6,583,671   6,760,624   4,688,936
                               =========   =========   =========

     Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                 1996        1995        1994
                                 ----        ----        ----
Amount computed at
  statutory rate            $  5,965,782   6,922,078   4,561,650
State income taxes, net of
  federal income tax benefit     851,254     927,633     640,727
Nontaxable interest income      (104,315)   (263,375)   (274,177)
Amortization of federal
  investment tax credit         (114,885)   (248,538)   (256,129)
Amortization of deferred
  regulatory liability          (126,256)    (69,356)    (72,346)
Other, net                       112,091    (507,818)     89,211
                               ---------   ---------   ---------
Income tax expense          $  6,583,671   6,760,624   4,688,936
                               =========   =========   =========
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 were as follows:

                                            1996         1995
                                            ----         ----
Deferred tax assets:
  Accrued postretirement
    and pension benefits               $  4,190,884    3,702,898
  Regulatory liability                      971,646    1,018,624
  Deferred investment tax credits           351,548      390,609
  Environmental remediation costs           142,425      144,781
  Accrued incentive                         237,442            -
  Other                                     210,263      222,011
                                          ---------    ---------
      Total gross deferred tax assets     6,104,208    5,478,923
                                          ---------    ---------
Deferred tax liabilities:
  Property, plant and equipment,
    primarily related to
    depreciation differences              6,772,715    6,210,910
  Unrealized gain on securities             124,941      765,144
  Other                                     210,063            -
                                          ---------    ---------
      Total gross deferred
        tax liabilities                   7,107,719    6,976,054
                                          ---------    ---------

Net deferred tax liability             $  1,003,511    1,497,131

     There was no valuation allowance for deferred tax assets as of December 31, 1996, 1995 or 1994. Based upon the level of historical taxable income and the expected reversal of future taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1996.

(12) ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Actions of a regulator can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. SFAS 71 requires that, if a conflict exists between the application of SFAS 71 and another authoritative pronouncement, SFAS 71 is to be followed because other authoritative pronouncements do not consider the economic effects of the rate-making process. Therefore, regulatory assets and liabilities established by the actions of a regulator are required to be recorded, and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.

     The Company's consolidated balance sheet as of December 31, 1996 included a regulatory liability of approximately $2.5 million which was recorded to offset deferred income taxes
     [see note 1(g)].

     During 1996, the Company filed a price regulation proposal with its state regulators seeking permission to become regulated based on prices rather than traditional rate base rate of return regulation. This plan would expand the area in which customers can call without paying long distance charges by including all company exchanges in its toll-free area. The plan also proposes to expand the metro area to include Matthews, Huntersville, Davidson and other surrounding communities, to eliminate the separate charge for touch-tone calling, and to reduce charges for long-distance calls into a broader calling zone that extends into Western North Carolina. In exchange for the greater flexibility in setting prices, the Company is agreeing to open up its markets for competition for local dial-tone services. By rebalancing rates, management believes the Company can compete in emerging markets and still sustain local rates that are affordable. A ruling on this proposal is expected by June 1997.

     The Company continuously monitors the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory, competitive and legislative environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to its regulated operations, the Company would be required to write off its regulatory liabilities and would be required to adjust the carrying amount of any property, plant and equipment that would be deemed not recoverable. The Company believes its regulated operations continue to meet the criteria for SFAS 71 and that the carrying value of its property, plant and equipment is recoverable in accordance with established rate-making practices.

(13) ENVIRONMENTAL REMEDIATION COSTS

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

     EPA has chosen a preferred remedy, which includes stabilization of lead-contaminated soils and extraction and treatment of contaminated groundwater. The remedy is estimated to cost approximately $40 million and should take at least 10 years to complete. Recent data indicate that a modification to the remedy may be necessary because groundwater contamination does not appear to be as extensive as previously thought which would reduce the remedy to less than $20 million.

     EPA has agreed to pay approximately 30% of the cleanup costs, up to a maximum of $10 million, out of the federal "Superfund". Also, the federal government has tentatively agreed to contribute another $4.75 million, reflecting the amount of batteries it sent to the Site. If EPA's estimate of cleanup costs is correct and the proposed modification is finalized, the remaining cleanup costs to be borne by the companies that signed the Consent Decree would be $15 million.

     The companies that entered into the Consent Decree have formed a group (the PRP Group) to implement the remedy. The PRP Group has filed civil actions for contribution against more than 100 other parties that allegedly arranged to send lead-bearing materials to the site. That litigation is at a very preliminary state.

     The PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to EPA's records, the Company sent a total of 466,412 pounds of batteries, wire and other waste material to the Site. Therefore, the Company's "nominal" share -- the portion it would pay if every member pays its full amount -- is 0.405%. Based on the estimated costs outlined above, the Company's nominal share would be $60,750. A number of members are not financially strong enough to pay their nominal shares, however. The PRP Group anticipates that the amounts to be paid by those members that are financially able to pay may exceed their nominal shares by two or three times. At December 31, 1996, the Company has accrued $355,700 for the share of the liability plus legal fees.

     In the opinion of management, the Company has adequately accrued for its proportionate share of the estimated liability at December 31, 1996.

(14) SUMMARY OF INCOME STATEMENT INFORMATION (UNAUDITED)

     A summary of quarterly income statement information for the years ended December 31, 1996 and 1995, follows:

                                          1996 QUARTERS ENDED
                                         ---------------------
                                          MARCH 31    JUNE 30
                                         ----------  ----------
     Operating revenues                $ 15,473,079  15,576,999
     Income before other income
       (expenses) and income taxes        4,636,108   2,667,390
     Net income                           3,332,600   2,087,412
     Earnings per common share         $       2.25        1.41
                                         ==========  ==========

                                          1995 QUARTERS ENDED
                                         ----------------------
                                          MARCH 31    JUNE 30
                                         ----------  ----------
     Operating revenues                $ 13,369,020  15,209,825
     Income before other income
       (expenses) and income taxes        2,398,357   4,953,217
     Net income                           3,243,147   3,857,138
     Earnings per common share         $       2.18        2.60
                                         ==========  ==========

                                          1996 QUARTERS ENDED
                                         ---------------------
                                          SEPT. 30    DEC. 31
                                         ----------  ----------
     Operating revenues                $ 17,688,002  18,315,926
     Income before other income
       (expenses) and income taxes        3,891,375   4,509,166
     Net income                           2,561,567   2,479,842
     Earnings per common share         $       1.72        1.67
                                         ==========  ==========

                                          1995 QUARTERS ENDED
                                         ----------------------
                                          SEPT. 30    DEC. 31
                                         ----------  ----------
     Operating revenues                $ 15,090,972  16,747,534
     Income before other income
       (expenses) and income taxes        3,791,228   6,073,484
     Net income                           2,958,980   2,957,478
     Earnings per common share         $       1.98        1.98
                                         ==========  ==========

     Earnings per common share for the third and fourth quarters of 1996 and 1995 reflect the special amortization of telephone plant in service as directed by the Commission of $574,363 and $3,708,000, respectively, as mentioned in note
     1c.




                          Schedule II

             CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

          Years Ended December 31, 1996, 1995, and 1994



          COLUMN A       COLUMN B  COLUMN C   COLUMN D  COLUMN E
          --------       --------  --------   --------  --------
                                             DEDUCTIONS
                          BALANCE, ADDITIONS   FROM      BALANCE,
                         BEGINNING  CHARGED   RESERVES   AT END
        DESCRIPTION       OF YEAR  TO INCOME (SEE NOTE)  OF YEAR
        -----------      --------- --------- ----------  -------

Valuation and qualifying
accounts deducted from
assets to which they
apply:

  Allowance for
  uncollectible accounts:

   Year ended
     December 31, 1996   $ 100,000   323,075   323,075   100,000
                           =======   =======   =======   =======
   Year ended
     December 31, 1995   $ 100,000   335,958   335,958   100,000
                           =======   =======   =======   =======
   Year ended
     December 31, 1994   $ 100,000   221,074   221,074   100,000
                           =======   =======   =======   =======

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $508,391, $432,117 and $395,490 for 1996, 1995, and
          1994, respectively.





                          EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    --------------------------------------------------
     2         The Reorganization and Share Exchange Agreement by
               and between The Concord Telephone Company and CT Communications,
               Inc. dated as of August 1, 1993. (Incorporated by reference to Exhibit 2.1 of registrant's current report on Form 8-K filed
               November 8, 1993.)

     3.1 Articles of Incorporation of the Registrant effective October 25, 1993. (Incorporated by reference to Exhibit of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

     3.2       Bylaws of the Registrant effective October 25,
               1993. (Incorporated by reference to Exhibit of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

     10.1 Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Concord Telephone Company dated September 15, 1989. (Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report Form 10-K dated March 28, 1991.

     10.2 Partnership Agreement between Alltel Mobile Communications of the Carolinas, Inc. (Alltel) and The Ellerbe-Concord Cellular Company dated September 20, 1989.
               (Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report Form 10-K dated March 28, 1991.)

     10.3      BellSouth Carolinas PCS Limited Partnership
               Agreement dated December 8, 1994.  (Incorporated by reference to
               Exhibit 10(h) to Registrant's Amendment No. 1 to Annual Report Form 10-K/A dated July 14, 1995.)

     10.4      Limited Liability Company Agreement of Wireless
               One of North Carolina, L.L.C. dated October 10, 1995 by and among CT Wireless Cable, Inc., Wireless One, Inc. and O. Gene Gabbard.

     10.5 North Carolina Utilities Commission order approving the issuance and sale of Class B Nonvoting common stock for use in an Executive Stock Option Plan dated March 12, 1990 effective April 27, 1989. (Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report Form 10-K dated March 31, 1993.)*

     10.6      1989 Executive Stock Option Plan dated April 26,
               1989. (Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report Form 10-K dated March 29, 1994.)*

     10.7      Comprehensive Stock Option Plan dated April 27,
               1995. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59645) dated May 26, 1995.)*

     10.8      Employee Stock Purchase Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59643) dated May 26, 1995.)*

     10.9      Restricted Stock Award Program dated April 27,
               1995. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (No. 33-59641) dated May 26, 1995.)*

     11        Computation of Earnings Per Share.

     21        Subsidiaries of the Registrant.

     27        Financial Data Schedule.
__________________________
* Indicates management contract or compensatory plan required to be filed as an Exhibit.