Form 10-Q
period 1997-03-31
CT COMMUNICATIONS INC /NC
filed 1997-05-15
CIK 23259

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

  (X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

            (704) 782-7000
           (Registrant's telephone number, including area code)


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,488,917 shares of Common Stock outstanding as of March 31, 1997.

                  Class A Voting     -   225,980
                  Class B Non-Voting - 1,262,937
                          CT COMMUNICATIONS, INC.

                                   INDEX



                                                        Page No.

PART I.  Financial Information

   Balance Sheets --
     March 31, 1997 and December 31, 1996                  2-3

   Statements of Income --
     Three Months Ended March 31, 1997 and
          March 31, 1996                                    4

   Statements of Cash Flows --
     Three Months Ended March 31, 1997 and
          March 31, 1996                                    5

   Notes to Financial Statements                           6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         8-11


PART II.  Other Information                                12

























                                    -1-
                         PART I.  FINANCIAL INFORMATION


                            CT COMMUNICATIONS, INC.

                          Consolidated Balance Sheets

                                   Unaudited

                                     ASSETS

                                               March 31,       December 31,
                                                 1997              1996
                                             ____________      ____________
Current assets:
   Cash and cash equivalents                 $  1,975,453      $  2,162,698
   Short-term investments                         321,734           316,158
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000          7,617,827         7,614,737
   Refundable income taxes                         ---               14,736
   Materials and supplies                       3,387,135         2,860,114
   Deferred income taxes                           73,282           103,399
   Prepaid expenses and other assets              468,262           476,774
                                              ____________       __________

       Total current assets                    13,843,693        13,548,616
                                              ____________       __________

Investment securities                           1,572,480         3,637,445
Investments in affiliates                      27,736,780        25,888,315


Property, plant, and equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    22,125,124        22,146,226
     Central office equipment                  57,895,664        55,912,450
     Poles, wire, cables and conduit           73,145,670        72,466,757
   Construction in progress                     3,701,380         2,778,779
                                              ___________       ___________

                                              156,867,838       153,304,212
     Less accumulated depreciation             82,428,058        81,314,625
                                              ___________       ___________

       Net property, plant, and equipment      74,439,780        71,989,587
                                              ___________       ___________

               TOTAL ASSETS                  $117,592,733      $115,063,963
                                             ============      ============

                                                                (Continued)




See accompanying notes to consolidated financial statements.



                                      -2-
                    Consolidated Balance Sheets, (Continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                   March 31,    December 31,
                                                     1997           1996
                                                  ___________   ____________
Current liabilities:
  Current portion of long-term debt and
    redeemable preferred stock                $    632,500    $  2,072,500
  Accounts payable                                8,344,034       9,962,149
  Customer deposits and advance billings          1,364,662       1,271,562
  Accrued payroll                                   642,636       1,250,396
  Accrued income taxes                            1,673,949           ---
  Other accrued liabilities                         598,976         469,492
                                               _____________     ___________
      Total current liabilities                 13,256,757      15,026,099
                                               _____________     ___________

Long-term debt                                    3,859,000       2,014,000
                                               _____________     ___________

Deferred credits and other liabilities:
  Deferred income taxes                             1,041,459      1,106,910
  Investment tax credits                            1,005,244      1,033,965
  Regulatory liability                              2,507,029      2,507,029
  Accrued pension cost                              2,043,708      1,043,974
  Postretirement benefits other than pension        9,713,228      9,422,573
  Other                                             1,103,098      1,103,098
                                                 ____________     __________

                                                   17,413,766     16,217,549

Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,625 shares in 1997
  and 1996, respectively                              150,000        150,000
                                                  ___________     __________

     Total liabilities                             34,679,523     33,407,648
                                                  ___________     __________
Stockholders' equity:
  Preferred stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                   1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000        200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock:
    Voting; 225,980 shares outstanding              3,829,901      4,021,094
    Nonvoting; 1,262,937 and 1,258,357 shares
      outstanding in 1997 and 1996, respectively   23,886,819     23,377,120
  Other capital                                       298,083        298,083
  Unearned compensation                              (674,718)      (188,055)
  Unrealized gain (loss) on securities
    available-for-sale                               (153,777)       195,419
  Retained earnings                                54,034,261     52,260,013
                                                   __________     __________

     Total stockholders' equity                    82,913,210     81,656,315
                                                   __________     __________

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $117,592,733   $115,063,963
                                                  ===========    ===========
See accompanying notes to consolidated financial statements.

                                      -3-
                            CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
                   For 3 months ended March 31, 1997 and 1996
                                   Unaudited


                                                 1997            1996
Operating revenues:
  Local service                              $ 6,423,242     $ 5,658,533
  Access and toll service                      8,568,332       7,125,462
  Other and unregulated                        2,938,572       2,582,102
  Less provisions for uncollectible
     accounts                                    (77,917)        (72,237)
                                             ____________     ___________
      Total operating revenues                17,852,229      15,293,860

Operating expenses:
  Plant specific                               6,284,285       4,695,809
  Depreciation and amortization                1,905,267       2,225,619
  Customer operations                          2,662,370       1,623,221
  Corporate operations                         1,761,618       2,113,100
                                              __________       _________

      Total operating expenses                12,613,540      10,657,749
                                              __________      __________

      Net operating revenues                   5,238,689       4,636,111


Other income (expenses):
  Equity in income of affiliates                 179,119         791,359
  Interest, dividend income and
     gain on sale of investments                  40,280         164,459
  Expense related to early retirement plan    (1,020,000)
  Other expenses, principally interest          (105,128)       (122,508)
                                              ___________      __________

      Total other income                        (905,729)        833,310
                                              ___________      __________

      Income before income taxes               4,332,960       5,469,421

  Income taxes                                 1,683,568       2,136,821
                                              ___________      _________
      Net income                               2,649,392       3,332,600
Dividends on preferred stock                      23,059          23,209
                                              ___________      _________
Earnings for common stock                    $ 2,626,333     $ 3,309,391
                                              ===========      =========

Earnings per common share*                   $      1.76     $      2.23
                                              ===========      =========
Dividends per common share*                  $       .70     $       .68
                                              ===========      =========
Weighted average shares outstanding*           1,489,590       1,484,070


* In April 1996, the Registrant effected a three for one stock split in the form of a two for one stock dividend to shareholders of record at May 3, 1996. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.


See accompanying notes to consolidated financial statements.


                                      -4-
                            CT COMMUNICATIONS, INC.
                     Consolidated Statements of Cash Flows
                   For 3 months ended March 31, 1997 and 1996
                                   Unaudited


                                                       1997          1996
Cash flows from operating activities:
  Net income                                       $ 2,649,392   $ 3,332,600

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,905,267     2,225,619
      Deferred income taxes and tax credits           (124,289)     (691,268)
      Postretirement benefits                          290,655       305,052
      Loss on sale of investments                        3,241        17,774
      Undistributed income of affiliates              (179,119)     (791,359)
      (Increase)decrease in accounts receivable         (3,090)    1,507,202
      Increase in materials and supplies              (527,021)     (163,166)
      Decrease in other assets                           8,512       166,122
      Decrease in accounts payable                  (1,618,115)   (1,383,208)
      Increase in customer deposits and
         advance billings                               93,100        33,550
      Increase in liability for early
         retirement plan                             1,020,000        ---
      Decrease in accrued liabilities                 (498,542)     (114,493)
      Increase in income taxes payable               1,688,685     1,669,028
                                                    ___________   __________

         Net cash provided by operating activities   4,708,676     6,113,453
                                                    ___________   __________

Cash flows from investing activities:
  Capital expenditures in telephone plant           (4,313,898)   (3,590,878)
  Salvage value - telephone plant retired              (41,562)      (60,999)
  Purchases of investments in affiliates            (1,669,346)   (1,713,100)
  Purchases of investment securities                  (110,824)     (811,048)
  Sales and maturities of investment securities      1,594,520       820,000
  Partnership capital distribution                      ---          230,673
                                                    __________   ___________

      Net cash used in investing activities         (4,541,110)   (5,125,352)
                                                    ___________  ___________
Cash flows from financing activities:
  Repayment of long-term debt                       (1,595,000)     (175,000)
  Dividends paid                                    (1,046,492)   (1,019,152)
  Proceeds from common stock issuance                  509,699        24,624
  Purchase of shares                                  (191,193)       ---
  Borrowing on line of credit                        2,000,000        ---
  Other                                                (31,825)       76,871
                                                     __________    _________

      Net cash used in financing activities           (354,811)   (1,092,657)
                                                     __________    _________

  Net decrease in cash and cash equivalents           (187,245)     (104,556)
                                                     __________    _________

  Cash and cash equivalents-beginning of period      2,162,698     4,751,204
                                                     __________    _________
  Cash and cash equivalents-end of period          $ 1,975,453   $ 4,646,648
                                                     ==========    =========

See accompanying notes to consolidated financial statements.


                                      -5-
                           CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three months then ended and cash flows for the three months then ended.

2. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the three months ended March 31, 1997.


                                          .....Voting.....
                                         Shares       Value
    Outstanding at December 31, 1996... 227,019     $4,021,094
    Purchase of shares.................  (1,039)      (191,193)
                                        _______      _________
    Outstanding at March 31, 1997...... 225,980     $3,829,901
                                        =======      =========
    Weighted average shares outstanding
       for the three months ending
       March 31, 1997.................. 226,653



                                        ..Non-Voting Class B..
                                         Shares         Value
    Outstanding at December 31, 1996.. 1,258,357     $23,377,120
    Issuance of common stock..........     4,580         509,699
                                       _________      __________
    Outstanding at March 31, 1997..... 1,262,937     $23,886,819
                                       =========      ==========
    Weighted average shares outstanding
       for three months ending
       March 31, 1997................. 1,262,937



















                                     -6-
4.  SECURITIES AVAILABLE-FOR-SALE
                                          March 31, 1997

                                         Gross Unrealized
                                      _______________________

    Securities                 Amortized                               Fair
    Available-for-Sale           Cost        Gains       Losses        Value
    __________________         _________    _______    _________    __________

    State, county and municipal
      debt securities         $1,269,167       1,530         (355)   $1,270,342
    Equity securities            877,205   2,252,199   (2,505,532)      623,872
                               _________   _________    _________     _________
          Total               $2,146,372   2,253,729   (2,505,887)   $1,894,214
                               =========   =========    =========     =========

                                     Amortized Cost        Fair Value
                                     ______________        ___________

    Current                           $   321,734          $   321,734
    Due after one through five years      947,433              948,608
    Equity securities                     877,205              623,872
                                       __________            _________
          Total                       $ 2,146,372          $ 1,894,214
                                       ==========            =========

5.  INVESTMENTS IN AFFILIATED COMPANIES
                                               March 31,1997    December 31,1996
                                            ________________  __________________
    ITC Associates Partnership (cost method)   $  5,519,832      $  5,519,832
    RSA 15 Partnership (equity method)            7,411,202         6,516,008
    BellSouth Carolinas PCS, LP (equity method)   4,900,573         5,581,051
    U.S. Telecom Holdings (equity method)         3,445,386         3,556,294
    Wireless 1 - Carolinas (equity method)        2,910,659         1,371,000
    ITC Holdings (cost method)                      658,354           658,354
    U.S. Intelco (cost method)                    1,068,624         1,068,624
    Ellerbe Partnership (equity method)           1,283,344         1,188,967
    Access On (equity method)                       200,472           199,095
    Other (cost method)                             338,334           229,090
                                               ____________      ____________
          TOTAL                                $ 27,736,780      $ 25,888,315
                                               ============      ============

6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

    First Mortgage Bonds:             March 31, 1997      December 31, 1996
    __________________________       _______________   ____________________

    Note payable to a bank @ 7.25%
      due in installments until 2001   $ 1,859,000           $ 2,014,000
    Rural Telephone Finance Corp.
      maturing on March 8, 1999          2,000,000                ---
                                     ________________  ____________________
          TOTAL                        $ 3,859,000           $ 2,014,000
                                     ================  ====================


    Annual maturities of the long-term debt outstanding amounts to $465,000 in 1997; $620,000 in 1998; $2,620,000 in 1999; $620,000 in 2000; and
    $154,000 thereafter.



                                      -7-
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

    Liquidity and Capital Resources

         The liquidity of the Company increased during the three month period ended March 31, 1997. Current assets exceeded current liabilities by $586,936 at March 31, 1997. In comparison, current liabilities exceeded current assets by $1,477,483 at December 31, 1996.
         Current assets increased $295,077 when compared to December 31, 1996. This increase is primarily due to an increase in materials and supplies of $527,021 to complete outside plant construction as planned.
         Current liabilities decreased by $1,769,342 during the three months ending on March 31, 1997. This decrease is primarily from the decrease in accounts payable of $1,618,115. The decrease in accounts payable is primarily due to Registrant's payment to Nortel for switching equipment being installed in Registrant's headquarters office (the "Central Office"). Current liabilities were also decreased by a decrease in the current portion of long-term debt of $1,440,000 due to the payment of current maturities and resulting retirement of First Mortgage Bonds on March 1, 1997; and the decrease in accrued payroll of $607,760 due to the timing of payroll dates. These decreases were offset in part by an increase in accrued income taxes of $1,673,949 due to the timing of income tax deposits and an increase in other accrued liabilities of $129,484 due primarily to additional accrual for property taxes.

         The Registrant's primary source of liquidity is funds provided by operations. During the three months ended March 31, 1997, cash provided by operations totaled $4,708,676. The Registrant also drew on a line of credit with the Rural Telephone Finance Corporation ("RTFC") as of January 17, 1997, in the amount of $2,000,000, in order to pay Nortel for the switch equipment being installed at Registrant's Central Office. There is $8,000,000 of available credit remaining under the Registrant's line of credit with RTFC. The Registrant also has a $3,500,000 line of credit with First Charter National Bank that is unused.

         The primary use of cash during this period was for normal additions to telephone plant - $4,313,898, purchase of investments in affiliates
    - $1,669,346, payment of dividends - $1,046,492 and purchase of investment securities - $110,824. Of the cash expended for investments in affiliates, $1,506,100 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina, L.L.C. ("WONC") and WONC's expenditures to acquire the rights to lease certain television channel frequencies from the University of North Carolina. Funds needed in excess of those generated by operations were generated by the sale or maturity of investments available for sale and borrowing on the RTFC line of credit as described above. Sales and maturities of these investments totaled $1,594,520 during the three months ending March 31, 1997.






                                     -8-

    Liquidity and Capital Resources (Con't.)

         At March 31, 1997, the Registrant's investment portfolio totaled $1.9 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At March 31, 1997, the Company had available lines of credit totaling $13,500,000, of which $2,000,000 was outstanding.

         The Registrant anticipates that all of the capital requirements in 1997 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and currently available lines of credit. If additional funds are required during 1997, management expects that such funds will be raised through additional bank borrowings.


    Results of Operations

      3 months ended March 31, 1997 and March 31, 1996

         Operating revenues increased $2,558,369 or 17% for the three months ended March 31, 1997 when compared to the same period of 1996.

         Local service revenues increased $764,709 or 14% when compared to the quarter ending on March 31, 1996. This increase was comprised of a $240,000 increase in basic local service revenues; a $175,000 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary; and a $150,000 increase in custom calling features. The remaining increase was primarily attributable to revenue growth from increased calling activity under Concord Telephone Company's metro calling plan. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues increased $1,442,870 or 20% over the comparable period ending on March 31, 1996. This increase was comprised of $690,000 in interstate and intrastate interlata toll revenues; $250,000 of area calling settlement charge revenues; and $285,000 of other access revenue. The remainder of this increase is primarily gains in intrastate intralata toll revenue. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

         Other and unregulated income increased $356,470 or 14% over the comparable period ending on March 31, 1996. This increase was comprised of $120,000 in DCS telephone sales; a $115,000 increase in business systems sales; and approximately $60,000 in increase sales for voice mail service. The remaining amount relates to increases of inside wire maintenance revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.




                                     -9-

    Results of Operations (Con't.)

      3 months ended March 31, 1997 and March 31, 1996 (Con't.)

         As a result of improved collection results, Registrant's provision for uncollectible accounts increased only modestly in spite of increased volume of business activity.

         Operating expenses, exclusive of depreciation, increased $2,276,143 or approximately 27% when compared to the previous quarter ending on March 31, 1996.

          Plant specific expenses increased $1,588,476 or 34% when compared to the previous period ending March 31, 1996. This increase was a result of increased intrastate intralata access expenses of approximately $480,000; an increase of $235,000 in DCS cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in interstate and intrastate interlata access expense of $185,000 due to additional sales of toll services; an increase in DCS access expense of $135,000 for the ongoing start up costs associated with the offering of DCS services; and increased non-regulated plant specific expenditures of $135,000 due to increased sales efforts in the non-regulated area of operations. The remaining increase is primarily expenses associated with local plant operations and increased costs associated with the allocation of post retirement benefits.

         Customer operations expenses increased $1,039,149 or 64% when compared to the previous period ending on March 31, 1996. This increase was comprised of costs associated with additional long distance sales and marketing efforts of approximately $360,000 and cost increases of $370,000 due to DCS sales and marketing efforts. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service, sales and marketing.

         Corporate operations decreased $351,482 or approximately 17% when compared to the expenses period ending on March 31, 1996. This decrease is primarily the result of the allocation of post retirement benefit cost to the departments and functions which generate these costs. This allocation results in some of these costs being capitalized and not expensed currently.

         Depreciation expenses decreased by $320,352 when compared to the previous quarter ending on March 31, 1996. This results from the reclassification of circuit equipment amounts into the Central Office switching category and recalculating previously recorded depreciation expense at the lower rates used for switching equipment. The reduction of depreciation expense is $736,971. Without this one-time change to reclassify previously deducted interest amounts, this expense would have been increased by $416,619, which would be expected due to increased depreciable plant balances.








                                     -10-
    Results of Operations (Con't.)

      3 months ended March 31, 1997 and March 31, 1996 (Con't.)

         Other income decreased by $1,739,039 when compared to the previous period. This reduction is a result of reduced equity in income of affiliates of $612,240, which is primarily a result of Registrant's pro rata share of start up losses incurred by BellSouth Carolinas PCS Limited Partnership and its DCS network which became operational in the third quarter of 1996, as well as a one-time expense of $1,020,000 during the first quarter of 1997 related to an early retirement plan offered to certain Concord Telephone Company employees.



      Other Events

         The Registrant formed a new subsidiary, CTC Exchange Services, in the first quarter of 1997. This new subsidiary will offer competitive local access to customers out of the Registrant's traditional service area when approved by the North Carolina Utilities Commission (NCUC).

         The Registrant appeared in March 1997 before the NCUC in a public hearing on the new rate plan request filed by the Registrant on November 1, 1996, as disclosed in earlier filings. The NCUC has not yet ruled on the Registrant's request. Such a ruling is expected by June 1997.



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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) whether the North Carolina Utilities Commission grants the Registrant's proposed rate plan and, if granted, the Registrant's ability to implement the plan, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its DCS business, (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Registrant's ability to effectively manage rapid changes in technology and (6) whether the Registrant can effectively respond to the actions of its competitors.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits

         Exhibit No.          Description of Exhibit

            3.1 Articles of Incorporation of the Registrant effective October 25, 1993. (Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

             3.2 By-laws of the Registrant effective October 25, 1993. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report Form 10-K dated March 29, 1994.)

             11         Computation of Earnings Per Share.

             27         Financial Data Schedule.


    (B)  Reports on Form 8-K.

         None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CT COMMUNICATIONS, INC.
                                           (Registrant)




                                    /S/ BARRY R. RUBENS
                                   Sr. Vice President, Secretary
                                    and Chief Financial Officer







       May 14, 1997
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the Registrant.)