Form 10-K/A
period 1996-12-31
CT COMMUNICATIONS INC /NC
filed 1997-06-27
CIK 23259

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                           Amendment No. 1 to
                                FORM 10-K

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of voting stock held by non-affiliates of the Registrant:

The Registrant's Voting Common Stock is infrequently traded and there is no established market for such shares. However, using the sale price of $180 per share on March 19, 1997 for the Class B Nonvoting Common Stock (the last sale known to the Registrant) and not granting a premium for voting rights, the aggregate market value of the Registrant's Voting Common Stock held by Non-Affiliates is $21,716,640 (120,648 x $180).

      As of February 28, 1997, the Registrant had outstanding 227,019 shares of Voting Common Stock and 1,258,180 shares of Class B
Nonvoting Stock.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      In Section (a)(1)(B) of Item 14, the page reference "F-39" is replaced with "F-26".

      In Section (a)(1)(C) of Item 14, the parenthetical is deleted and the page reference "F-40" is replaced with "F-27". The financial statements of North Carolina RSA 15 Cellular Partnership are filed herein.



                             SIGNATURES


      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                              CT COMMUNICATIONS, INC.
                               Registrant




                          By:   \S\ MICHAEL R. COLTRANE
                                Michael R. Coltrane
                                 President, Chief Executive Officer
                                 and Director

 Date:  June 26, 1997



      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                        TITLE                          DATE

 \S\ MICHAEL R. COLTRANE    President, Chief Executive       June 26, 1997
     Michael R. Coltrane    Officer and Director
                           (Principal Executive Officer)

 \S\ L.D. COLTRANE III      Chairman of the Board            June 26, 1997
     L. D. Coltrane III

 \S\ BARRY R. RUBENS        Senior Vice President            June 26, 1997
     Barry R. Rubens        (Principal Financial and
                              Principal Accounting Officer)

 \S\ JOHN R. BOGER, JR.     Director                          June 26, 1997
     John R. Boger, Jr.

 \S\ CHARLIE CHEWNING       Director                          June 26, 1997
     Charlie Chewning

     ___________________    Director                          June 26, 1997
      Samuel E. Leftwich

 \S\ JERRY H. McCLELLAN     Director                          June 26, 1997
     Jerry H. McClellan

 \S\ BEN F. MYNATT          Director                          June 26, 1997
     Ben F. Mynatt

 \S\ PHIL W. WIDENHOUSE     Director                          June 26, 1997
     Phil W. Widenhouse





                NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP

                 FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 1996 AND 1995
                      TOGETHER WITH AUDITORS' REPORT














                               F-27




                            ARTHUR ANDERSEN LLP



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------



To the Partners of North Carolina RSA 15 Cellular Partnership:

We have audited the accompanying balance sheets of North Carolina
RSA 15 Cellular Partnership (a North Carolina general partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 15 Cellular Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP
Little Rock, Arkansas,
January 22, 1997.



                NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                ------------------------------------------
                              BALANCE SHEETS
                              --------------
                            AS OF DECEMBER 31,
                            ------------------

                                        1996              1995
                                    -------------      -------------
          ASSETS
          ------

Current assets:                     $       2,500   $         1,950
  Cash
  Accounts receivable:
   Customers - less allowance for
    doubtful accounts of $273,238
    and $339,914                        2,346,336          2,209,852
   Roamers                                295,773            263,086
   Other                                  110,202             14,749
                                    -------------       -------------
     Total accounts receivable          2,752,311          2,487,687

  Affiliate receivable, net               349,242            829,306
  Prepaid expenses                          8,273              5,034
                                    -------------       -------------

    Total current assets                3,112,326          3,323,977
                                    -------------       -------------

Property and equipment (at cost):
  Land and improvements                 1,008,739            730,876
  Buildings and improvements            1,523,220          1,215,742
  Equipment                            10,743,572          5,571,513
  Furniture and fixtures                  486,355            469,474
  Assets under construction                28,421            930,664
                                    -------------       -------------

                                       13,790,307          8,918,269
  Less accumulated depreciation         3,396,159          2,201,209
                                    -------------       -------------

    Property and equipment, net        10,394,148          6,717,060

Other assets, net                          70,936             81,393
                                    -------------       -------------

      Total assets                  $  13,577,410      $  10,122,430
                                    =============       =============




     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Current liabilities:
  Accounts payable                  $     211,456       $     193,841
  Customer deposits                        67,135              69,821
  Other accrued liabilities               209,824             224,484
                                    -------------        -------------

    Total current liabilities             488,415             488,146

Commitments and contingencies
 (Notes 3 and 4)

Partners' capital                      13,088,995           9,634,284
                                    -------------         -------------

        Total liabilities and
         partners' capital          $  13,577,410       $  10,122,430
                                    =============         =============

                The accompanying notes are an integral part
                          of these balance sheets.



                   NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                   ------------------------------------------
                             STATEMENTS OF OPERATIONS
                             ------------------------
                         FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------

                           1996             1995             1994
                       -------------     -------------  ---------------

Revenues and Sales:
  Service revenue       $  20,377,059    $  16,759,288    $  10,488,228
  Equipment Sales           1,087,024          985,888          705,104
                         ------------     ------------     ------------
                           21,464,083       17,745,176       11,193,332

Cost and Expenses:
  Cost of Services          3,450,524        2,803,334        1,275,334
  Cost of Goods Sold        2,161,139        2,599,319        2,211,935

Selling, General and
 Administrative             7,579,020        7,119,876        4,725,994

Depreciation and
 Amortization               1,215,894          792,897          516,691

Total operating expenses   14,406,577       13,315,426        8,729,954

Operating Income            7,057,506        4,429,750        2,463,378

Other Income                      320               33            -
Interest Income, Net           91,725           20,380           41,815

Net Income                  7,149,551        4,450,163        2,505,193
                           ===========     ===========     ============

     The accompanying notes are an integral part of these statements.



                NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                ------------------------------------------
                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                ------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
            ----------------------------------------------------

                                ALLTEL Mobile
                                Communications
                                    of the        CT        Concord
                                  Carolinas,   Cellular,   Telephone
                        Total        Inc.         Inc.      Company
                     -----------  ----------  ----------  -----------
Balance, December 31,
 1993                $ 4,106,454  $2,053,227  $    -      $ 2,053,227

Transfer of interest      -            -        2,053,227  (2,053,227)

Net income for the
 year ended
 December 31, 1994     2,505,193    1,252,597   1,252,596       -
                      ----------   ----------  ----------  -----------
Balance, December 31,
 1994                $ 6,611,647  $ 3,305,824  $3,305,823       -

Capital
 distributions        (1,427,526)    (713,763)   (713,763)      -

Net income for
the year ended
December 31, 1995      4,450,163     2,225,081   2,225,082      -
                      -----------   ----------  ----------  -----------

Balance, December 31,
 1995                  9,634,284     4,817,142   4,817,142      -

Capital
 distributions        (3,694,840)   (1,847,420) (1,847,420)     -

Net income for
the year ended
December 31, 1996      7,149,551      3,574,775   3,574,776     -
                      -----------   -----------   ---------- ---------

Balance, December 31,
 1996                 $13,088,995     $6,544,497   $6,544,498    -
                       ===========    ==========   ========== =========



     The accompanying notes are an integral part of these statements.



                NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                ------------------------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                     FOR THE YEARS ENDED DECEMBER 31,
                     --------------------------------

                                   1996          1995          1994
                              ------------   ------------  ------------

Cash flows from operating
activities:
  Net income                   $ 7,149,551    $ 4,450,163   $ 2,505,193

  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
    Depreciation and
     amortization                1,215,894        792,897       516,691
    Provision for uncollectible
      accounts                     961,042        865,742       190,281
    Changes in operating assets
      and liabilities:
     Increase in accounts
      receivable                (1,225,666)    (1,939,545)     (760,386)
     Increase in prepaid
      expenses                      (3,239)        (1,772)       (3,862)
     Increase (decrease) in
      current liabilities              269       (129,375)      374,316
                                -----------    -----------   -----------
       Net cash provided by
        operating activities     8,097,851       4,038,110    2,822,233
                                -----------    -----------   -----------

Cash flows from investing activities:
  Capital expenditures          (4,882,525)     (2,997,385)  (2,230,503)
  Purchase of other assets           -               -          (51,247)
                                -----------    -----------    ----------
       Net cash used in
        investing activities    (4,882,525)      (2,997,385)  (2,281,750)

Cash flows from financing activities:
  Distributions to partner      (1,847,420)       (713,763)        -
  Change in affiliate
    receivable, net             (1,367,356)       (326,562)    (540,483)
                                -----------     -----------    ---------
       Net cash used in financing
         activities             (3,214,776)     (1,040,325)    (540,483)
                                -----------     -----------    --------

           Net change in cash          550             400         -

Cash, beginning of year              1,950           1,550        1,550
                                -----------      -----------    --------

Cash, end of year              $     2,500     $     1,950     $  1,550
                                ===========      ===========    =========
Supplemental cash flow information:
  Interest paid (net of
    capitalized interest)      $     3,776     $     3,258     $  6,328
                                ===========      ===========    =========

     The accompanying notes are an integral part of these statements.




                NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                ------------------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                         DECEMBER 31, 1996 AND 1995
                         -------------------------


1.  ORGANIZATION:
     ------------

North Carolina RSA 15 Cellular Partnership (the "Partnership"), a North Carolina general partnership, was formed on September 15, 1989. The Partnership was formed to fund, develop, and offer cellular technology in the area of the State of North Carolina designated by the Federal Communications Commission as North Carolina Rural Service Area ("RSA") 15. The Partnership commenced operations on April 1, 1991.

The partners and their respective ownership percentages as of December 31, 1996 and 1995, are as follows:

    Managing and general partner:
         ALLTEL Mobile Communications
              of the Carolinas, Inc. ("AMC")     50%
    General partner:
         CT Cellular, Inc. ("CT Cellular")       50%

AMC, a wholly-owned subsidiary of ALLTEL Mobile Communications, Inc. ( ALLTEL Mobile"), is responsible for managing and operating the Partnership. Pursuant to the terms of the Partnership Agreement (the "Agreement"), the general partners are liable for all obligations of the Partnership to the extent not paid by the Partnership.

The partners make capital contributions to, share in the operating results of, and receive distributions from the Partnership in accordance with their respective ownership percentages as defined in the Agreement.

2.  SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

Use of Estimates -
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues, and expenses reported in the accompanying financial statements. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results realized may differ from these estimates.

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Revenue Recognition -
-------------------

The Partnership earns service revenue by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime and toll revenues). Access revenue is recognized when billed. Revenue that results from usage of the cellular network is recognized when the services are rendered. Other cellular service revenues are recognized when services are provided and include, primarily, connection, detailed billing, and custom calling feature revenues. Equipment sales are recognized upon delivery of the equipment to the customer. Unbilled revenues associated with the Partnership's service revenues totaled $294,713 and $218,997 at December 31, 1996 and 1995, respectively.

Operating Expenses -
------------------

    Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of costs incurred by the managing partner or its affiliates on behalf of the Partnership. See Note 4 for additional discussion of allocated costs and related-party transactions.

Interest Income, Net -
-------------------

The accompanying statements of operations reflect total interest income, net of interest expense and interest capitalized. The components of Interest income, net are as follows for the years ended December 31, 1996, 1995 and 1994:

                              1996           1995          1994
                           ------------   ------------  -----------

 Interest income            $ 95,501      $ 23,638      $ 48,143
 Interest expense             (3,776)       (6,904)       (8,793)
 Interest capitalized            -           3,646         2,465
                           ------------  ------------   -----------
    Interest income, net    $ 91,725      $ 20,380      $ 41,815
                           ============  ============   ===========

Income Taxes -
------------

All income, losses, and tax credits are not separately taxable to the Partnership under the Internal Revenue Code and applicable state statutes, but rather are allocated directly to the partners. Accordingly, no provision for federal or state income taxes has been made in the accompanying financial statements.


Affiliate Receivable, Net -
-------------------------

Since the Partnership does not maintain a cash account for operations, the cash receipts from revenues are recorded in an ALLTEL Mobile cash account and reflected as advances to affiliate. Likewise, all cash disbursements of the Partnership are made by ALLTEL Mobile on behalf of the Partnership and are reflected as advances from affiliate. In addition, AMC's capital distributions/contributions are recorded through the advance accounts. AMC's capital distributions of $1,847,420 and $713,763 in 1996 and 1995, respectively, were recorded as advances from affiliate. These advances are presented on a net basis in the accompanying financial statements as Affiliate receivable, net.

The Partnership is charged interest on advances provided by ALLTEL Mobile and earns interest on advances provided to ALLTEL Mobile. The average interest rate on advances provided to the Partnership was 7.05%, 7.82% and 4.61% in 1996, 1995 and 1994,
respectively. The average interest rate on advances provided by the Partnership was 5.21%, 5.71% and 4.01% in 1996, 1995 and 1994,
respectively.

Inventories -
-----------

Inventories are purchased for the Partnership by an adjacent Metropolitan Statistical Area ("MSA"), operated by the managing partner. Upon sale, the related cost of the inventory is transferred to the Partnership at the MSA's cost basis and is reflected in the accompanying statements of operations as Cost of Goods Sold.

Property and Equipment, Net -
---------------------------

Property and equipment, net represent the costs incurred to construct a cellular mobile telephone system and cellular equipment, and include capitalized interest and overhead charges related to direct labor costs capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are as follows:

                                                 Years
                                                 -----
         Buildings and improvements              7 - 25
         Equipment                               7 - 10
         Furniture and fixtures                    10
         Land improvements                          7

When property is retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the accompanying statements of operations. See Note 4 concerning the transfer of equipment with affiliates.

Assets under construction primarily represent the costs incurred for the construction of cell sites and include capitalized interest and allocated overheads related to the direct labor costs capitalized. When these assets are placed in service, they are recorded in the appropriate property and equipment accounts and are depreciated from that time forward. Depreciation expense for 1996, 1995 and 1994 was $1,205,438, $782,445 and $509,389, respectively.

Other Assets, Net -
-----------------

Other assets, net consist primarily of costs associated with the acquisition of options to lease land relating to future or existing cell sites. These costs are amortized using the straight-line method over a 10 year term.

3.  COMMITMENTS:
    -----------

Future minimum payments required under operating leases for real estate, office space, and tower space that have non-cancelable lease terms in excess of one year as of December 31, 1996, are as follows:

              1997                  $ 153,405
              1998                     84,787
              1999                     43,787
              2000                     34,887
              2001                     11,881
              Thereafter               27,552
                                     ---------
                                    $ 356,299
                                     =========

These leases permit renewals at various intervals with provisions for increased rentals at each renewal. Rental expense for operating leases was $229,629, $180,629 and $85,957 in 1996, 1995 and 1994, respectively, and is included in Cost of Services in the accompanying statements of operations.

4.  RELATED - PARTY TRANSACTIONS:
    ----------------------------

ALLTEL Mobile, a wholly-owned subsidiary of ALLTEL Corporation, provides certain services necessary for the operation, management, and administration of the Partnership's business. Services provided to the Partnership include accounting, cash management, strategic planning, human resources, legal, marketing, customer service, systems, and engineering. These costs are allocated to the Partnership based on various factors, which are modified periodically to more closely align costs with services received. In accordance with the terms of the Agreement, ALLTEL Mobile is reimbursed for its cost incurred on behalf of the Partnership in providing these services. These costs amounted to $847,540, $695,715 and $434,430 in 1996, 1995 and
1994, respectively.

A contiguous MSA, having common ownership with the Partnership, provides the Partnership certain operational, management, and administrative services; the costs of which are allocated to the Partnership based on various factors. Costs incurred for such services amounted to $1,493,032, $1,436,119 and $863,473 in 1996, 1995
and 1994, respectively. During 1996, the Partnership recorded a cost allocation credit from ALLTEL Mobile and a contiguous MSA related to the years 1992 through 1994. These credits totaled $125,716 and were recorded as a reduction of operating expenses in the accompanying statements of operations. In addition, certain other cost allocations for these prior years are currently in dispute between ALLTEL Mobile and CT Cellular. Since no resolution has been reached, the accompanying statements of operations do not reflect any additional adjustments that may be agreed upon by the partners.

The MSA also provides the Partnership with access to the MSA's switch. The cost for this service is allocated to the Partnership based on airtime usage and the number of ports in the switch utilized. These costs were $571,430, $515,439 and $759,631 in 1996,
1995 and 1994, respectively. The MSA's switch is equipped with IS-41 capabilities, the cost of which is shared with the Partnership based on a fixed monthly charge. The cost to the Partnership for this additional service was $35,532 and $48,816 in 1996 and 1995, respectively.

The Partnership purchased cellular telephone equipment and materials and supplies amounting to $291,757, $227,405 and $134,108 in 1996, 1995 and 1994, respectively, from ALLTEL Supply, Inc., a wholly-owned subsidiary of ALLTEL Corporation. Additionally, ALLTEL Information Services, Inc. ("AIS"), a wholly-owned subsidiary of ALLTEL Corporation, provides billing and mailing services to the Partnership. The charge to the Partnership for these services was $1,003,664, $738,172 and $414,794 in 1996, 1995 and 1994, respectively.
The cost of service is generally based upon the number of customer bills processed and mailed. The prices charged by ALLTEL Supply, Inc. and AIS are comparable to prices the Partnership would be required to pay other suppliers for similar goods and services.

SYNGIS, Inc., a subsidiary of ALLTEL Corporation, provided services for collecting past due accounts of the Partnership's customers. The
Partnership was charged $0 and $22,562 for these services in 1995 and 1994, respectively. The cost for these services is generally based upon the number of customer accounts turned over for collection.

During 1996 and 1995, the Partnership transferred certain property and equipment to affiliates of the managing partner with a cost of $55,753 and $951, respectively, and accumulated depreciation of $7,965 and $439, respectively. In 1995, the Partnership also received transfers of certain property from affiliates of the managing partner with a cost of $9,711 and accumulated depreciation of $3,240. These assets were transferred at net book value on the date of the transaction.

The Partnership periodically incurs charges from ALLTEL
Corporation affiliates primarily relating to interconnect, network, toll, and lockbox clearing charges. The Partnership incurred charges of $127,726, $98,954 and $21,638 in 1996, 1995 and 1994, respectively. The prices for these services are charged to the Partnership at tariffed rates or at cost.

The Partnership periodically incurs charges from non-ALLTEL
Corporation affiliates primarily relating to site utility, interconnect, office rental, and site rental charges. Amounts charged by these affiliates were $671,943, $497,504 and $290,919 in 1996, 1995 and 1994, respectively.