Form 10-Q
period 1997-06-30
CT COMMUNICATIONS INC /NC
filed 1997-08-14
CIK 23259

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

  (X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,489,144 shares of Common Stock outstanding as of June 30, 1997.

                  Voting             -   225,685
                  Class B Non-Voting - 1,263,459






                          CT COMMUNICATIONS, INC.

                                   INDEX



                                                            Page No.

PART I.  Financial Information

   Balance Sheets --
     June 30, 1997 and December 31, 1996                        2-3

   Statements of Income --
     Three and Six Months Ended June 30, 1997 and 1996           4

   Statements of Cash Flows --
     Six Months Ended June 30, 1997 and 1996                     5

   Notes to Financial Statements                                6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations              8-14

PART II.  Other Information                                      15
























                                    -1-





                      PART I.  FINANCIAL INFORMATION


                            CT COMMUNICATIONS, INC.

                          Consolidated Balance Sheets

                                   Unaudited

                                     ASSETS

                                               June 30,        December 31,
                                                 1997              1996
                                             ____________       ____________
Current assets:
   Cash and cash equivalents                 $  1,431,235      $  2,162,698
   Short-term investments                         221,735           316,158
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000
     in 1996 and 1995                           9,795,532         7,614,737
   Refundable income taxes                        195,491            14,736
   Materials and supplies                       3,783,887         2,860,114
   Deferred income taxes                          103,399           103,399
   Prepaid expenses and other assets              585,170           476,774
                                               ----------        ----------
       Total current assets                    16,116,449        13,548,616
                                               ----------        ----------

Investments securities                            630,054         3,637,445
Investments in affiliates                      28,610,272        25,888,315

Property, plant & equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    26,183,108        22,146,226
     Central office equipment                  61,107,817        55,912,450
     Poles, wire, cables and conduit           74,803,055        72,466,757
   Construction in progress                        73,913         2,778,779
                                              -----------       -----------
                                              162,167,893       153,304,212

     Less accumulated depreciation             84,917,481        81,314,625
                                               ----------        ----------
       Net property, plant, and equipment      77,250,412        71,989,587
                                               ----------        ----------

               TOTAL ASSETS                  $122,607,187      $115,063,963
                                             ============      ============

                                                                (Continued)






See accompanying notes to consolidated financial statements.







                                      -2-






                    Consolidated Balance Sheets, (Continued)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                    June 30,     December 31,
                                                      1997           1996
                                                ------------    -------------
Current liabilities:
  Current portion of long-term debt and
    redeemable preferred stock                    $    632,500   $  2,072,500
  Accounts payable                                  10,259,960      9,962,149
  Customer deposits and advance billings             1,330,905      1,271,562
  Accrued payroll                                    1,533,961      1,250,396
  Other accrued liabilities                            613,729        469,492
                                                 -------------   ------------
      Total current liabilities                     14,371,055     15,026,099
                                                 -------------   ------------
Long-term debt                                       5,204,000      2,014,000
                                                 -------------   ------------
Deferred credits and other liabilities:
  Deferred income taxes                              1,195,950      1,106,910
  Investment tax credits                               976,523      1,033,965
  Regulatory liability                               2,507,029      2,507,029
  Accrued pension cost                               2,023,440      1,043,974
  Postretirement benefits other than pension        10,049,092      9,422,573
  Other                                              1,103,098      1,103,098
                                                   -----------    -----------
                                                    17,855,132     16,217,549
Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,625 shares in 1997
  and 1996, respectively                               150,000        150,000
                                                   -----------     ----------
      Total liabilities                             37,580,187     33,407,648
                                                   -----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                    1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                      200,000        200,000
    Discount on 5% preferred stock                     (16,059)       (16,059)
  Common stock:
    Voting; 225,685 and 227,019 shares
      outstanding in 1997 and 1996, respectively     3,773,036      4,021,094
    Nonvoting; 1,263,459 and 1,258,357 shares
      outstanding in 1997 and 1996, respectively    23,886,819     23,377,120
  Other capital                                        298,083        298,083
  Unearned compensation                               (168,079)      (188,055)
  Unrealized gain (loss) on securities available-
    for-sale                                          (247,830)       195,419
  Retained earnings                                 55,792,330     52,260,013
                                                   -----------    -----------
      Total stockholders' equity                    85,027,000     81,656,315
                                                   -----------    -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $122,607,187   $115,063,963
                                                  ============   ============

See accompanying notes to consolidated financial statements.





                          CT COMMUNICATIONS, INC.
                     Consolidated Statements of Income
              For 3 and 6 months ended June 30, 1997 and 1996
                                 Unaudited


                                                  Three Months Ended
                                                       June 30,
OPERATING REVENUES:                              1997            1996
  Local service                              $ 7,514,911     $ 6,079,767
  Access and toll service                      8,437,429       7,364,861
  Other and unregulated                        3,611,221       2,038,613
  Less provision for uncollectible accounts      (98,027)       (101,138)
                                              -----------     ----------
        Total operating revenues              19,465,534      15,382,103
OPERATING EXPENSES:
  Plant specific                               5,955,013       5,423,166
  Depreciation and amortization                2,738,423       2,339,552
  Customer operations                          3,421,879       1,763,627
  Corporate operations                         2,675,190       3,188,371
                                               ---------       ---------
        Total operating expenses              14,790,505      12,714,716
                                               ---------       ---------
        Net operating revenues                 4,675,029       2,667,387

OTHER INCOME (EXPENSES):
  Equity in income of affiliates                 545,717       1,195,275
  Interest, dividend income and
     gain on sale                                 13,644          67,327
  Other expenses, principally interest          (151,453)       (434,942)
  Expense related to early retirement plan        ---             ---
                                                ---------     -----------
        Total other income                       407,908         827,660
                                                ---------     -----------
        Income before income taxes             5,082,937       3,495,047
Income taxes                                   2,006,913       1,407,635
                                               ----------     ----------
        Net income                             3,076,024       2,087,412

DIVIDENDS ON PREFERRED STOCK                      22,996          23,146
                                               ---------       ---------

EARNINGS FOR COMMON STOCK                    $ 3,053,028     $ 2,064,266
                                              ==========      ==========
EARNINGS PER COMMON SHARE *                  $      2.05     $      1.39
                                              ==========      ==========
DIVIDENDS PER COMMON SHARE *                 $       .70     $       .70
                                              ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING *          1,489,103       1,484,979


* In April 1996, the Registrant effected a three for one stock split in the form of a two for one dividend to shareholders of record at May 3, 1996. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.





See accompanying notes to financial statements.







                                                 Six Months Ended
                                                     JUNE 30


OPERATING REVENUES:                              1997            1996
  Local service                             $13,758,153     $11,738,300
 Access and toll service                     16,555,761      14,490,322
  Other and unregulated                       7,179,793       4,620,716
  Less provision for uncollectible accounts    (175,944)       (173,375)
                                             -----------     ----------
        Total operating revenues             37,317,763      30,675,963

OPERATING EXPENSES:
  Plant specific                              11,468,003      10,118,975
  Depreciation and amortization                4,643,690       4,565,171
  Customer operations                          6,037,536       3,386,848
  Corporate operations                         5,221,234       5,301,471
                                              ----------     -----------
        Total operating expenses              27,370,463      23,372,465
                                              ----------     -----------
        Net operating revenues                 9,947,300       7,303,498

OTHER INCOME (EXPENSES):
  Equity in income of affiliates                 724,836       1,986,634
  Interest, dividend income and
     gain on sale                                 53,924         231,786
  Other expenses, principally interest          (256,581)       (557,450)
  Expense related to early retirement plan    (1,020,000)         ---
                                             -----------      -----------
        Total other income                      (497,821)      1,660,970
                                             -----------      -----------
        Income before income taxes             9,449,479       8,964,468

Income taxes                                   3,724,063       3,544,456
                                             -----------       ----------
        Net income                             5,725,416       5,420,012

DIVIDENDS ON PREFERRED STOCK                      46,055          46,355
                                              ----------       ---------
EARNINGS FOR COMMON STOCK                    $ 5,679,361     $ 5,373,657
                                              ==========       =========
EARNINGS PER COMMON SHARE *                  $      3.82     $      3.62
                                              ==========      ==========
DIVIDENDS PER COMMON SHARE *                 $      1.40     $      1.38
                                              ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING *          1,487,882       1,484,523




* In April 1996, the Registrant effected a three for one stock split in the form of a two for one dividend to shareholders of record at May 3, 1996. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.





See accompanying notes to financial statements.








                                    -4-


                            CT COMMUNICATIONS, INC.
                            Statements of Cash Flows
                   For 6 months ended June 30, 1997 and 1996
                                   Unaudited

                                                    1997          1996
Cash flows from operating activities:
   Net income                                   $ 5,725,416   $ 5,420,012

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization              4,643,690     4,565,171
       Deferred income taxes and tax credits         31,598      (134,714)
       Postretirement benefits                      626,519       718,799
       Loss (gain) on sale of investments            26,755        73,708
       Undistributed income of affiliates          (724,836)   (1,986,634)
       (Increase) decrease in accounts receivable(2,180,795)      442,341
       (Increase) in materials and supplies        (923,773)     (346,908)
       (Increase) in refundable income taxes       (180,755)        ---
       (Increase) decrease in other assets         (108,396)      236,587
       Increase (decrease) in accounts payable      257,277      (162,660)
       Increase in customer deposits and advance
         billings                                    59,343       124,784
       Increase in accrued liabilities              427,802       531,603
       Increase (decrease) in income
         taxes payable                               ---       (1,232,667)
       Increase in liability for early
         retirement                               1,020,000          ---

       Unrealized loss on securities available
         for sale                                   310,439          ---
                                                  ----------    -----------

       Net cash provided by operating activities  9,010,284       8,249,422

Cash flows from investing activities:
   Capital expenditures in telephone plant       (9,904,515)     (8,859,330)
   Purchase of investments in affiliates         (3,740,055)     (2,282,867)
   Purchases of investment securities              (110,824)       (811,149)
   Sales & maturities of investment securities    2,432,195       5,837,571
   Partnership capital distribution               1,741,793         230,674
   Other                                            (60,787)          ---
                                                  -----------   -------------

          Net cash used in investing activities  (9,642,193)     (5,885,101)
                                                  -----------   -------------
Cash flows from financing activities:
   Repayment of long-term debt                   (1,750,000)       (330,000)
   Proceeds from new debt                         3,500,000        ---
   Dividends paid                                (2,131,495)      (2,100,587)
   Proceeds from common stock issuance              509,699           34,480
   Other                                             20,300          150,836
   Purchase of shares outstanding                  (248,058)         ---
                                                  ----------      -----------
          Net cash used in financing activities     (99,554)      (2,245,271)
                                                  ----------      -----------
   Net increase (decrease) in cash and
     cash equivalents                              (731,463)         119,050

   Cash and cash equivalents-beginning of period  2,162,698        4,751,204
                                                  ---------       ----------
   Cash and cash equivalents-end of period      $ 1,431,235      $ 4,870,254
                                                  =========       ==========

See accompanying notes to financial statements.







                                      -5-
                           CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six months then ended and cash flows for the six months then ended.

2. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the six months ended June 30, 1997.


                                                 .....Voting.....
                                                Shares      Value

   Outstanding at December 31, 1996.......... 227,019    $4,021,094
   Purchase of shares........................  (1,334)     (248,058)
                                             --------     ---------
   Outstanding at June 30, 1997.............. 225,685    $3,773,036
                                             ========     =========
   Weighted average shares outstanding
      for the six months ending
      June 30, 1997.......................... 226,213



                                              ....Class B Non-Voting....
                                                  Shares       Value
   Outstanding at December 31, 1996..........  1,258,357   $23,377,120
   Issuance of common stock.... .............      5,102       509,699
                                               ---------    ----------
    Outstanding at June 30, 1997.............. 1,263,459   $23,886,819
                                               =========    ==========
   Weighted average shares outstanding
      for six months ending
      June 30, 1997.......................... 1,261,669








                                     -6-
4.  SECURITIES AVAILABLE-FOR-SALE

                                           June 30, 1997

                                              Gross Unrealized
    Securities                    Amortized                          Fair
    Available-for-Sale              Cost       Gains      Losses     Value
    State, county and municipal
      debt securities            $  409,153      0           0       409,153
    Equity Securities               877,205      0        434,569    442,636
                                 ----------    -----      -------    -------
                                 $1,286,358      0        434,569    851,789
                                 ==========    =====      =======    =======

                                     Amortized Cost          Fair Value

    Current                            $  221,735            $  221,735
    Due after one through five years      187,418               187,418
    Equity securities                     877,205               442,636
                                       ----------             ---------
         Total                         $1,286,358            $  851,789
                                        =========             =========


5.  INVESTMENTS IN AFFILIATED COMPANIES
                                             June 30, 1997 December 31, 1996

    ITC Associates Partnership (cost method) $  5,519,832     $  5,519,832
    RSA 15 Partnership (equity method)          7,094,736        6,516,008
    BellSouth Carolinas PCS, LP (equity method) 4,851,064        5,581,051
    U.S. Telecom Holdings (equity method)       3,445,386        3,556,294
    Wireless 1 - Carolinas (equity method)      4,318,731        1,371,000
    ITC Holdings (cost method)                    658,354          658,354
    U.S. Intelco (cost method)                  1,068,624        1,068,624
    Ellerbe Partnership (equity method)         1,152,301        1,188,967
    Access On (equity method)                     200,472          199,095
    Other (cost method)                           300,772          229,090
                                               ----------      -----------
          TOTAL                              $ 28,610,272     $ 25,888,315
                                               ==========      ===========


6.  LONG-TERM DEBT:

    Long-term debt excluding current maturities comprised the following:

    First Mortgage Bonds:             June 30, 1997      December 31, 1996
    Note payable to a bank @ 7.25%
     due in installments until 2001    $ 1,704,000          $ 2,014,000
    Rural Telephone Finance Corp.
     maturing on March 8, 1999           3,500,000               ---
                                        ----------           -----------
          TOTAL                        $ 5,204,000          $ 2,014,000
                                        ==========           ===========

    Annual maturities of the long-term debt outstanding amounts to $310,000 in 1997; $620,000 in 1998; $4,120,000 in 1999; $620,000 in 2000; and
    $154,000 thereafter.







                                      -7-
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The liquidity of the Registrant increased during the six month period ending June 30, 1997. Current assets exceeded current liabilities by $1,745,394 at June 30, 1997. In comparison, current assets exceeded current liabilities by $1,477,483 at December 31, 1996.

         Current assets increased by $2,567,833 when compared to December 31, 1996. This increase is primarily due to increases in accounts receivable of $2,180,795 due to increased receivables from the National Exchange Carrier Association of $1,006,501 from prior period adjustments and increased receivables from other interexchange carriers, increases in refundable income taxes of $180,755 due to prepayment of income taxes, increases in materials and supplies of $923,773 to facilitate construction of outside plant and increases of prepaid expenses and other assets of $108,396. These increases were offset primarily by a decrease in cash and cash equivalents of $731,463 due to increased cash needs for operational and capital requirements.

         Current liabilities decreased by $655,044 during the six months ending June 30, 1997. This decrease is primarily from the reduction of current maturities of long-term debt in the amount of $1,440,000 of Series F First Mortgage Bonds. This decrease is offset in part by increases in accounts payable of $297,811, increase in accrued payroll of $583,565 due to timing of pay periods and increases in other accrued liabilities of $144,237.

         The Company's primary source of liquidity is funds provided by operations. During the six months ended June 30, 1997, cash provided by operations totaled $9,010,284, an increase of $760,862 over the six months ended June 30, 1996. The Registrant also drew on a line of credit with the Rural Telephone Finance Corporation ("RTFC") as of January 17, 1997, in the amount of $2,000,000 in order to pay Nortel for the switch equipment being installed at Registrant's Central Office. The Registrant drew an additional $1,500,000 on the RTFC line on June 26, 1997 to fund the June capital call of BellSouth Mobility in the amount of $311,200 and the capital call in the amount of $1,233,945 to CT Wireless Cable. There is $6,500,000 of available credit remaining under the Registrant's line of credit with RTFC. The Registrant also has a $3,500,000 line of credit with First Charter National Bank that is unused.

         The Registrant received $1,741,793 from Alltel Corporation as a distribution of income from the Cellular partnerships RSA 5 and RSA 15.

         The primary use of cash during this period was for normal additions to telephone plant - $9,904,515, purchase of investments in affiliates - $3,740,055, payment of dividends - $2,131,495, purchase of investment securities - $110,824 and repayment of long-term debt comprised of $1,440,000 Series F 6.25% First Mortgage Bonds and $310,000 to Wachovia Bank for an installment on an unsecured note. The Registrant purchased 1,334 shares of Common Voting from an individual for $248,058. Of the cash expended for investments in affiliates, $2,968,172 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina, L.L.C. ("WONC") and






                                    -8-
    Liquidity and Capital Resources (Con't.)

    WONC's expenditures to acquire the rights to lease certain television channel frequencies from the University of North Carolina. An additional $700,200 was expended in capital calls for the C-Tec Partnership with BellSouth Mobility providing a digital cellular service in North and South Carolina. Funds needed in excess of those generated by operations were generated by the sale or maturity of investments available for sale and borrowing on the RTFC line of credit as described above. Sales and maturities of these investments totaled $2,432,195 during the six months ending June 30, 1997.

         At June 30, 1997, the Company's investment portfolio totaled $855,000, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At June 30, 1997, the Company had available lines of credit totaling $13,500,000, of which $3,500,000 was outstanding.

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



    Results of Operations

      3 months ended June 30, 1997 and June 30, 1996

         Operating revenues increased $4,083,431 or 26.6% for the three months ended June 30, 1997 compared to same period of 1996.

         Local service revenues increased $1,790,768 or 14.6% when compared to the quarter ending on June 30, 1996. This increase was comprised of a $205,000 increase in basic local service revenues; a $240,000 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing Business as "CT Wireless, Inc.") subsidiary; a $133,000 increase in custom calling features and a $334,000 increase in growth of metro calling plan revenues. The remaining increases are from other miscellaneous local service revenues. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues increased $1,072,568 or 14.6% over the comparable period ending on June 30, 1996. This increase was comprised of $835,000 in interstate and intrastate interlata toll revenues; $152,000 of area calling settlement charge revenues;
    and $139,000     of other access revenue.  The remainder of this
    increase is primarily gains in intrastate intralata toll revenue. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.








                                    -9-
    Results of Operations (Con't.)

      3 months ended June 30, 1997 and June 30, 1996 (Con't.)

         Other and unregulated income increased $1,216,984 or 51% over the comparable period ending on June 30, 1996. This increase was comprised of $114,000 in DCS telephone sales; a $718,456 increase in business systems sales; approximately $65,000 in increase sales for voice mail service; and a $251,000 in increased inside wire maintenance. The remaining amount relates to increases of billing and collecting public telephone and directory and advertising. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

         As a result of improved collection results, Registrant's provision for uncollectible accounts decreased slightly in spite of increased volume of business activity.

         Operating expenses, exclusive of depreciation, increased
    $1,676,918 or 16% when compared to the previous quarter ending on June 30, 1996.

         Plant specific expenses increased $531,847 or 19.8% when compared to the previous period ending June 30, 1996. This increase was a result of increased intrastate intralata access expenses of approximately $178,000; an increase of $168,000 in DCS cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in interstate and intrastate interlata access expense of $300,000 due to additional sales of toll services; and an increase in DCS access expense of $231,000 for the ongoing start up costs associated with the offering of DCS services. These increases are partially offset by decreases in regulated plant maintenance expense.

         Customer operations expenses increased $1,658,252 or 94% when compared to the previous period ending on June 30, 1996. This increase was comprised of costs associated with additional long distance sales and marketing efforts of approximately $465,000 and cost increases of $380,000 due to DCS sales and marketing efforts. This area of operation also received an allocation of postretirement benefit cost due to the allocation process discussed below. In view of increasing competitive pressures, the Registrant has expended considerable resources in this area of operation in order to raise the level of service to its customers.

         Corporate operations decreased $513,181 or approximately 16% when compared to the expenses period ending on June 30, 1996. This is primarily a result of allocation of postretirement benefits to departments and functions which generate these costs. This allocation results in some of these costs being capitalized and not expensed currently. Also, the three months ending June 30, 1996 contain a one time adjustment to reconcile customer accounts receivable.

         Depreciation expenses increased $398,871 or 17% when compared to the previous quarter ending on June 30, 1996. This result is from the increase in depreciable plant balances.








                                   -10-

    Results of Operations (Con't.)

      3 months ended June 30, 1997 and June 30, 1996 (Con't.)

         Other income decreased by $419,752 or 51% when compared to the previous period. This reduction is a result of reduced equity in income of affiliates of $649,558, which is primarily a result of Registrant's pro rata share of start up losses incurred by BellSouth Carolinas PCS Limited Partnership and its DCS network which became operational in the third quarter of 1996, which is partially offset by a reduction in other expense, principally loss on disposal of investment of $325,651 in the quarter ending June 30, 1996. It is expected the PCS losses will continue, but at a decreasing rate for approximately three more years.


    Results of Operations

      6 months ended June 30, 1997 and June 30, 1996

         Operating revenues increased $6,641,800 or 22% for the six months ended June 30, 1997 when compared to the same period of 1996.

         Local service revenues increased $2,019,853 or 21% when compared to the quarter ending June 30, 1996. This increase was comprised of a $407,000 increase in Digital Communications Services ("DCS"); revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary; a $283,000 increase in custom calling features; and a $585,000 increase in growth of metro calling plan revenues. The remaining increases are from other miscellaneous revenues. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues increased $2,065,439 or 14% over the comparable period ending on June 30, 1996. This increase was comprised of $1,575,000 in interstate and intrastate interlata toll revenues; $98,000 of area calling settlement charge revenues; and $424,000 of other access revenue. The remainder of this increase is primarily gains in intrastate intralata toll revenue. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

         Other and unregulated income increased $2,559,077 or 55% over the comparable period ending June 30, 1996. This increase was comprised of $234,000 in DCS telephone sales; a $833,456 increase in business systems sales; approximately $125,000 in increase sales for voice mail service; and $738,000 in increased inside wire maintenance and installation. The remaining amount relates to increases of billing and collecting public telephone and directory advertising and publishing. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

         As a result of improved collection results, the Registrant's provision for uncollectible accounts increased only modestly in spite of increased volume of business activity.






                                   -11-
    Results of Operations  (Con't.)

      6 months ended June 30, 1996 and June 30, 1995

         Operating expenses, exclusive of depreciation, increased
    $3,919,479 or approximately 21% when compared to the previous quarter ending on June 30, 1996.

         Plant specific expenses increased $1,349,028 or 13% when compared to the previous period ending June 30, 1996. This increase was a result of increased intrastate intralata access expenses of approximately $658,000; an increase of $485,000 in DCS cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in interstate and intrastate interlata access expense of $520,000 due to additional sales of toll services; and an increase in DCS access expense of $422,000 for the ongoing start up costs associated with the offering of DCS services. The remaining increase is primarily expenses associated with non-regulated plant specific expenditures and local plant operations.

         Customer operations expenses increased $2,650,688 or 78% when compared to the previous period ending on June 30, 1996. This increase was comprised of costs associated with additional long distance sales and marketing efforts of approximately $825,000 and cost increases of $750,000 due to DCS sales and marketing efforts. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service, sales and marketing. This area of operation receives an allocation of post retirement benefit costs which were previously classified as corporate expenditures.

         The Registrant is placing continued resources toward customer service in order to raise the level of service to its customers.

         Corporate operations remained approximately the same.

         Depreciation expenses increased by $78,519 when compared to the previous quarter ending on June 30, 1996. This small increase results from a reclassification of circuit equipment amounts into the Central Office switching category and recalculating previously recorded depreciation expense at the lower rates used for switching equipment. The reduction of depreciation expense due to reclassification is $736,971. Without this one-time change to reclassify previously deducted depreciated amounts, this expense would have increased by $815,310, which would be expected due to the increased depreciable plant balances.

         Other income decreased $2,158,791 when compared to the previous period. This reduction is a result of reduced equity in income of affiliates of $1,262,940, which is primarily a result of Registrant's pro rata share of start up losses incurred by BellSouth Carolinas PCS Limited Partnership and its DCS network which became operational in the third quarter of 1996, as well as a one-time expense of $1,020,000 during the first quarter of 1997 related to an early retirement plan offered to certain Concord Telephone Company employees.









                                   -12-
    Other Events

      New Rate Plan

         The Registrant appeared in March 1997 before the NCUC in a public hearing on the new rate plan request filed by the Registrant on November 1, 1996, as disclosed in earlier filings. The NCUC granted the requests as filed and issued an order effective May 30, 1997. The Registrant will implement the changes with billings beginning September 1, 1997.

         As a result of the new rate plan, the rates charged by the Registrant for Local Access and Metro Rate Plan services will be set by the NCUC. Although the new rate structure reflects an increase in the cost to the customer of basic service, other rate changes offset these increases for many customers. Overall, the new rate structure is expected to reduce the Registrant's revenues by approximately $232,000 in 1997 and approximately $696,000 in 1998.

         The new rate structure will substantially expand the area in which customers of the Registrant can call without paying long distance charges. A customer may select one of five metro calling packages which provide a flat monthly fee from no charge to $48.00 for specified monthly minutes of use from 30 minutes to unlimited minutes of use. In excess of the flat rates minutes purchased, the customer may pay from nothing to $.10 per minute for usage in excess of the monthly purchased amounts. However, the Registrant has also agreed, as a part of the new rate structure, to open its markets to competition for local dial tone service, on the condition that the Registrant is allowed to "rebalance" or adjust its rates at the same time. Although the competitive pressures of opening its markets to competition from other local telephone service providers may lead to reductions in the Registrant's future local service revenues, management believes that by rebalancing its local service rates, it can compete in emerging markets and continue to sustain local rates that are affordable for customers.


      Accounting Considerations

         As a result of the new rate structure under which the Registrant will operate (as described above), the Registrant has concluded that it is no longer appropriate to prepare its financial statements using the accounting method required for regulated enterprises, as described in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Discontinuance was warranted because of the Registrant's revenues now will be generated under market-based pricing and because it is doubtful that regulated rates sufficient to recover the net book value of telephone plant could be charged to and collected from customers. However, the Registrant has not completed its calculation of the impact of this accounting change.














                                   -13-
    Factors That May Affect Future Results

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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecommunications Act of 1996, and related state and federal legislation and regulations,
    (2) whether the Registrant successfully implements and markets the price regulation plan as approved by the NCUC, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its DCS business, (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Registrant's ability to effectively manage rapid changes in technology and (6) whether the Registrant can effectively respond to the actions of its competitors.






































                                   -14-
                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
----------------------------
    None


Item 2.  Changes in Securities
-------------------------------
    None


Item 3.  Defaults Upon Senior Securities
-----------------------------------------
    None


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
    Annual Meeting was held April 24, 1997.

    All directors were reelected.

    Proxies were solicited for the following matters:

  (1) To elect eight directors for terms designated.
                  John R. Boger, Jr.
                  O. C Chewning
                  L. D. Coltrane, III
                  Michael R. Coltrane
                  Samuel E. Leftwich
                  Ben F. Mynatt
                  Jerry H. McClellan
                  Phil W. Widenhouse
      For  210,872      Authority Withheld  0       Broker Non-Vote 0
           (Each nominee received the same number of votes)

  (2) Approval of the Omnibus Stock Compensation Plan
       For  194,590   Against  6872   Abstain  6601   Broker Non-Vote 0

  (3) Approval of the Employee Stock Purchase Plan
       For  201,685   Against  230    Abstain  6148   Broker Non-Vote 0


Item 5.  Other Information
---------------------------
    None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
    There were no current reports on Form 8-K filed during the second quarter.










                                   -15-

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




                                     CT COMMUNICATIONS, INC.
                                           (Registrant)

                                      /s/ BARRY R. RUBENS
                                      Senior Vice President,
                                      Secretary and Treasurer




     August 12, 1997
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)






                            EXHIBIT INDEX


Exhibit No.         Description
-----------      ----------------------------------------------
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