Form 10-Q/A
period 1997-06-30
CT COMMUNICATIONS INC /NC
filed 1997-10-27
CIK 23259

FORM 10-Q/A   No.1

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








The Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is amended and restated in its entirety by this Form 10-Q/A No.1 to reflect the financial effect of the discontinued application of Statement of Financial Accounting Standards No.
71, "Accounting for the Effects of Certain Types of Regulation." Such discontinuance necessitated the amendment of the unaudited Balance Sheets, Statements of Income, Statements of Cash Flows, Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I. Financial Information of the Registrant's
Current Report on Form 10-Q filed on August 14, 1997.

                      PART I.  FINANCIAL INFORMATION

                          CT COMMUNICATIONS, INC.

                        Consolidated Balance Sheets

                                 Unaudited

                                  ASSETS

                                               June 30,        December 31,
                                                 1997              1996
Current assets:
   Cash and cash equivalents                 $  1,431,235      $  2,162,698
   Short-term investments                         221,735           316,158
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000
     in 1996 and 1995                           9,795,532         7,614,737
   Refundable income taxes                        195,491            14,736
   Materials and supplies                       3,783,887         2,860,114
   Deferred income taxes                          103,399           103,399
   Prepaid expenses and other assets              585,170           476,774

       Total current assets                    16,116,449        13,548,616

Investments securities                            630,054         3,637,445
Investments in affiliates                      28,610,272        25,888,315

Property, plant & equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    26,183,108        22,146,226
     Central office equipment                  61,107,817        55,912,450
     Poles, wire, cables and conduit           74,803,055        72,466,757
   Construction in progress                        73,913         2,778,779
                                              162,167,893       153,304,212

     Less accumulated depreciation             81,859,783        81,314,625

       Net property, plant, and equipment      80,308,110        71,989,587

               TOTAL ASSETS                  $125,664,885      $115,063,963


                                                                (Continued)

See accompanying notes to consolidated financial statements.

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                    June 30,     December 31,
                                                      1997           1996
Current liabilities:
  Current portion of long-term debt and
    redeemable preferred stock                    $    632,500   $  2,072,500
  Accounts payable                                  10,259,960      9,962,149
  Customer deposits and advance billings             1,330,905      1,271,562
  Accrued payroll                                    1,533,961      1,250,396
  Other accrued liabilities                            613,729        469,492

      Total current liabilities                     14,371,055     15,026,099

Long-term debt                                       5,204,000      2,014,000

Deferred credits and other liabilities:
  Deferred income taxes                              2,689,162      1,106,910
  Investment tax credits                               976,523      1,033,965
  Regulatory liability                                 532,596      2,507,029
  Accrued pension cost                               2,023,440      1,043,974
  Postretirement benefits other than pension        10,049,092      9,422,573
  Other                                              2,402,972      1,103,098

                                                    18,673,785     16,217,549
Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,625 shares in 1997
  and 1996, respectively                               150,000        150,000

      Total liabilities                             38,398,840     33,407,648

STOCKHOLDERS' EQUITY:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                    1,508,700      1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                      200,000        200,000
    Discount on 5% preferred stock                     (16,059)       (16,059)
  Common stock:
    Voting; 225,685 and 227,019 shares
      outstanding in 1997 and 1996, respectively     3,773,036      4,021,094
    Nonvoting; 1,263,459 and 1,258,357 shares
      outstanding in 1997 and 1996, respectively    23,886,819     23,377,120
  Other capital                                        298,083        298,083
  Unearned compensation                               (168,079)      (188,055)
  Unrealized gain (loss) on securities available-
    for-sale                                          (247,830)       195,419
  Retained earnings                                 58,031,375     52,260,013

      Total stockholders' equity                    87,266,045     81,656,315

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $125,664,885   $115,063,963


See accompanying notes to consolidated financial statements.

                            CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
                For 3 and 6 months ended June 30, 1997 and 1996
                                   Unaudited




                                                  Three Months Ended
                                                       June 30,
OPERATING REVENUES:                              1997            1996
  Local service                              $ 7,514,911     $ 6,079,767
  Access and toll service                      8,437,429       7,364,861
  Other and unregulated                        3,611,221       2,038,613
  Less provision for uncollectible accounts      (98,027)       (101,138)

        Total operating revenues              19,465,534      15,382,103

OPERATING EXPENSES:
  Plant specific                               5,955,013       5,423,166
  Depreciation and amortization                2,738,423       2,339,552
  Customer operations                          3,421,879       1,763,627
  Corporate operations                         2,675,190       3,188,371

        Total operating expenses              14,790,505      12,714,716

        Net operating revenues                 4,675,029       2,667,387

OTHER INCOME (EXPENSES):
  Equity in income of affiliates                 545,717       1,195,275
  Interest, dividend income and
     gain on sale                                 13,644          67,327
  Other expenses, principally interest          (151,453)       (434,942)
  Expense related to early retirement plan        ---             ---
        Total other income                       407,908         827,660

        Income before income taxes
              and extraordinary item           5,082,937       3,495,047

Income taxes                                   2,006,913       1,407,635

        Net income before extraordinary item   3,076,024       2,087,412
Extraordinary Item - Discontinuance of FAS
  71, net of income taxes of $1,493,212        2,239,045          ---
        Net income                             5,315,069       2,087,412

DIVIDENDS ON PREFERRED STOCK                      22,996          23,146

EARNINGS AFTER EXTRAORDINARY
        ITEMS FOR COMMON STOCK               $ 5,292,073     $ 2,064,266
EARNINGS BEFORE EXTRAORDINARY
        ITEMS PER COMMON SHARE *             $      2.05     $      1.39
EXTRAORDINARY ITEMS                          $      1.50     $       .00

EARNINGS PER COMMON SHARE                    $      3.55     $       .00
DIVIDENDS PER COMMON SHARE *                 $       .70     $       .70
WEIGHTED AVERAGE SHARES OUTSTANDING *          1,489,103       1,484,979




                                                  Six Months Ended
                                                      June 30,
OPERATING REVENUES:                              1997            1996
  Local service                              $13,758,153     $11,738,300
  Access and toll service                     16,555,761      14,490,322
  Other and unregulated                        7,179,793       4,620,716
  Less provision for uncollectible accounts     (175,944)       (173,375)

        Total operating revenues               37,317,763      30,675,963

OPERATING EXPENSES:
  Plant specific                               11,468,003      10,118,975
  Depreciation and amortization                 4,643,690       4,565,171
  Customer operations                           6,037,536       3,386,848
  Corporate operations                          5,221,234       5,301,471

        Total operating expenses               27,370,463      23,372,465

        Net operating revenues                  9,947,300       7,303,498

OTHER INCOME (EXPENSES):
  Equity in income of affiliates                  724,836       1,986,634
  Interest, dividend income and
     gain on sale                                  53,924         231,786
  Other expenses, principally interest           (256,581)       (557,450)
  Expense related to early retirement plan     (1,020,000)         ---

        Total other income                       (497,821)      1,660,970

        Income before income taxes
              and extraordinary item            9,449,479       8,964,468

Income taxes                                    3,724,063       3,544,456

        Net income before extraordinary item    5,725,416       5,420,012

Extraordinary item - Discontinuance of FAS
  71, net of income taxes of $1,493,212         2,239,045          ---

        Net income                              7,964,461       5,420,012

DIVIDENDS ON PREFERRED STOCK                      46,055          46,355

EARNINGS AFTER EXTRAORDINARY
        ITEMS FOR COMMON STOCK               $ 7,918,406     $ 5,373,657

EARNINGS BEFORE EXTRAORDINARY
        ITEMS PER COMMON SHARE *             $      3.82     $      3.62

EXTRAORDINARY ITEMS                                  1.50     $       .00

EARNINGS PER COMMON SHARE                     $      5.32     $       .00
DIVIDENDS PER COMMON SHARE *                  $      1.40     $      1.38

WEIGHTED AVERAGE SHARES OUTSTANDING *           1,487,882       1,484,523


* In April 1996, the Registrant effected a three for one stock split in the form of a two for one dividend to shareholders of record at May 3, 1996. Earnings per share, dividends per share and weighted average shares out-standing have been restated for prior periods.


See accompanying notes to financial statements.

                            CT COMMUNICATIONS, INC.
                           Statements of Cash Flows
                   For 6 months ended June 30, 1997 and 1996
                                   Unaudited

                                                    1997          1996
Cash flows from operating activities:
   Net income                                   $ 7,964,461   $ 5,420,012

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization              4,643,690     4,565,171
       Extraordinary item - Discontinuance of FAS
         71, net of income taxes of $1,493,212   (2,239,045)       ---
       Deferred income taxes and tax credits         31,598      (134,714)
       Postretirement benefits                      626,519       718,799
       Loss (gain) on sale of investments            26,755        73,708
       Undistributed income of affiliates          (724,836)   (1,986,634)
       (Increase) decrease in accounts
          receivable                             (2,180,795)       42,341
       (Increase) in materials and supplies        (923,773)     (346,908)
       (Increase) in refundable income taxes       (180,755)        ---
       (Increase) decrease in other assets         (108,396)       36,587
       Increase (decrease) in accounts payable      257,277      (162,660)
       Increase in customer deposits and advance
         billings                                    59,343       124,784
       Increase in accrued liabilities              427,802       531,603
       Increase (decrease) in income
         taxes payable                               ---       (1,232,667)
       Increase in liability for early
         retirement                               1,020,000          ---

       Unrealized loss on securities available
         for sale                                   310,439          ---


          Net cash provided by operating
           activities                             9,010,284      8,249,422

Cash flows from investing activities:
   Capital expenditures in telephone plant       (9,904,515)    (8,859,330)
   Purchase of investments in affiliates         (3,740,055)    (2,282,867)
   Purchases of investment securities              (110,824)      (811,149)
   Sales & maturities of investment securities    2,432,195      5,837,571
   Partnership capital distribution               1,741,793        230,674
   Other                                            (60,787)         ---


          Net cash used in investing activities  (9,642,193)    (5,885,101)

Cash flows from financing activities:
   Repayment of long-term debt                   (1,750,000)      (330,000)
   Proceeds from new debt                         3,500,000          ---
   Dividends paid                                (2,131,495)     (2,100,587)
   Proceeds from common stock issuance              509,699          34,480
   Other                                             20,300         150,836
   Purchase of shares outstanding                  (248,058)         ---
          Net cash used in financing activities     (99,554)     (2,245,271)

   Net increase (decrease) in cash and
     cash equivalents                              (731,463)        119,050

   Cash and cash equivalents-beginning of period  2,162,698       4,751,204

   Cash and cash equivalents-end of peri        $ 1,431,235     $ 4,870,254


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

3. The following is a summary of common stock transactions during the six months ended June 30, 1997.


                                                 .....Voting.....
                                               Shares      Value

   Outstanding at December 31, 1996.......... 227,019    $4,021,094
   Purchase of shares........................  (1,334)     (248,058)
                                              -------     ---------
   Outstanding at June 30, 1997.............. 225,685    $3,773,036
                                              =======     =========
   Weighted average shares outstanding
      for the six months ending
      June 30, 1997.......................... 226,213



                                              ....Class B Non-Voting....
                                                  Shares       Value

   Outstanding at December 31, 1996..........  1,258,357   $23,377,120
   Issuance of common stock.... .............      5,102       509,699
                                               ---------    ----------
    Outstanding at June 30, 1997.............. 1,263,459   $23,886,819
                                               =========    ==========
   Weighted average shares outstanding
      for six months ending
      June 30, 1997.......................... 1,261,669

4.  SECURITIES AVAILABLE-FOR-SALE

                                           June 30, 1997
                                 -------------------------------
                                              Gross Unrealized
                                             ------------------
    Securities                    Amortized                          Fair
    Available-for-Sale              Cost       Gains      Losses     Value
    ------------------           ----------  ---------  --------  ---------
    State, county and municipal
      debt securities            $  409,153      0           0       409,153
    Equity Securities               877,205      0        434,569    442,636
                                 ----------  ---------  --------- ----------
                                 $1,286,358      0        434,569    851,789
                                 ==========  =========  ========= ==========

                                     Amortized Cost          Fair Value
                                     --------------          ----------
    Current                            $  221,735            $  221,735
    Due after one through five years      187,418               187,418
    Equity securities                     877,205               442,636
                                       ----------            ----------

         Total                         $1,286,358            $  851,789
                                       ==========            ==========


5.  INVESTMENTS IN AFFILIATED COMPANIES
                                     June 30, 1997      December 31, 1996

ITC Associates Partnership
  (cost method)                       $  5,519,832          $  5,519,832
RSA 15 Partnership (equity method)       7,094,736             6,516,008
BellSouth Carolinas PCS, LP
  (equity method)                        4,851,064             5,581,051
U.S. Telecom Holdings (equity method)    3,445,386             3,556,294
Wireless 1 - Carolinas (equity method)   4,318,731             1,371,000
ITC Holdings (cost method)                 658,354               658,354
U.S. Intelco (cost method)               1,068,624             1,068,624
Ellerbe Partnership (equity method)      1,152,301             1,188,967
Access On (equity method)                  200,472               199,095
Other (cost method)                        300,772               229,090

          TOTAL                       $ 28,610,272          $ 25,888,315



6.  LONG-TERM DEBT:

    Long-term debt excluding current maturities comprised the following:

    First Mortgage Bonds:             June 30, 1997      December 31, 1996
    Note payable to a bank @ 7.25%
     due in installments until 2001    $ 1,704,000          $ 2,014,000
    Rural Telephone Finance Corp.
     maturing on March 8, 1999           3,500,000               ---

          TOTAL                        $ 5,204,000          $ 2,014,000


    Annual maturities of the long-term debt outstanding amounts to $310,000 in 1997; $620,000 in 1998; $4,120,000 in 1999; $620,000 in 2000; and
    $154,000 thereafter.







                                      -7-
7.  EXTRAORDINARY ITEM - FAS 71:

    As the result of changes in the manner in which the Company is regulated and the heightened competitive environment, the Company determined that it no longer met the criteria for following Statement of Financial Accounting Standards No 71 (FAS 71) "Accounting for the Effects of Certain Types of Regulation". As of April 1, 1997, the Company discontinued applying FAS 71. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. Although estimated economic useful lives are shorter than previously used for regulatory approved asset lives, the change has resulted in an increase in net telephone plant due to the Company recording additional depreciation charges totaling $15,414,156 over the past five years. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under FAS 71 for the current year. The components of the gain, pretax, are as follows:


Change in recorded value of long lived telephone plant    $1,757,824
Elimination of regulatory liabilities                      1,974,433

          Total                                          $3,732,257


    The increase in net telephone plant, $1,757,824 pretax, was recorded as a decrease to the related accumulated depreciation accounts. Such change was the result of changing from regulator-approved asset lives to estimated economic asset lives.

    The average depreciable lives of affected categories of long lived telephone plant have been changed to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current economic asset lives are as follows:

                                        Composite of        Estimate
                                      Regulator-Approved  Economic Asset
          Category                      Asset Lives          Lives

          Digital switching                  14                10
          Circuit equipment                  10                 7
          Aerial cable                       19                17
          Buried cable                       16                17


    The remaining components of the extraordinary charge, $1,974,433 pretax, was the result of the removal of regulatory liabilities that were recorded as a result of previous actions by regulators.
Virtually all of these regulatory liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and were transitory in nature.




                                  -8-

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

         The primary use of cash during this period was for normal additions to telephone plant - $9,904,515, purchase of investments in affiliates - $3,740,055, payment of dividends - $2,131,495, purchase of investment securities - $110,824 and repayment of long-term debt comprised of $1,440,000 Series F 6.25% First Mortgage Bonds and $310,000 to Wachovia Bank for an installment on an unsecured note. The Registrant purchased 1,334 shares of Common Voting from an individual for $248,058. Of the cash expended for investments in affiliates, $2,968,172 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina, L.L.C. ("WONC") and






                                -9-
    Liquidity and Capital Resources (Con't.)

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








                                -11-
    Results of Operations (Con't.)

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

         Net income increased by $3,227,657, or 155%, over the previous period due primarily to an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212, and the factors described above. See "--Accounting
    Considerations" and Note 7 to the unaudited consolidated financial statements of the Company.


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




                                -12-
    Results of Operations  (Con't.)

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





                                -13-
    Results of Operations  (Con't.)

      6 months ended June 30, 1996 and June 30, 1995

         Net income increased $2,544,449, or 47%, over the previous six-month period due primarily to an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212, and the factors described above. See "--Accounting Considerations" and Note 7 to the unaudited consolidated financial statements of the Company.


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


      Accounting Considerations

       Extraordinary item - FAS 71

         As described in Note 7 to the unaudited consolidated financial statements, the Company discontinued applying Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," as of April 1, 1997. The Company determined that it no longer met the criteria for following FAS 71 due to changes in the manner in which the Company is regulated and the heightened competitive environment. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under FAS 71 for the current year.

                                -14-
    Factors That May Affect Future Results

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







                               -15-


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






                                -16-

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CT COMMUNICATIONS, INC.
                                           (Registrant)

                                    /S/ BARRY R. RUBENS
                                          Barry R. Rubens
                                          Senior Vice President,
                                          Secretary and Treasurer


     October 24, 1997
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)




                               -17-
                          EXHIBIT INDEX


 Exhibit No.              Description

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

     27       Financial Data Schedule