Form 10-Q
period 1997-09-30
CT COMMUNICATIONS INC /NC
filed 1997-11-13
CIK 23259

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

  (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

            (704) 722-2404

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,238,642 shares of Common Stock outstanding as of September 30, 1997.

                  Voting             -   338,429
                  Class B Non-Voting - 1,900,213





                     CT COMMUNICATIONS, INC.

                              INDEX


                                                        Page No.

PART I.  Financial Information

   Balance Sheets --
     Sept. 30, 1997 and December 31, 1996                  2-3

   Statements of Income --
     Three and Nine Months Ended Sept. 30, 1997 and 1996    4

   Statements of Cash Flows --
     Nine Months Ended Sept. 30, 1997 and 1996              5

   Notes to Financial Statements                           6-9

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations        10-17

PART II.  Other Information                                 18

                      PART I.  FINANCIAL INFORMATION


                          CT COMMUNICATIONS, INC.
                        Consolidated Balance Sheets

                                 Unaudited
                                  ASSETS

                                             September 30,     December 31,
                                                 1997              1996
Current assets:
   Cash and cash equivalents                 $     77,676      $  2,162,698
   Short-term investments                         383,155           316,158
   Accounts receivable, net of allowance
     for doubtful accounts of $100,000
     in 1997 and 1996                           8,330,046         7,614,737
   Notes receivable                             6,571,804            ---
   Refundable income taxes                         ---               14,736
   Materials and supplies                       3,977,830         2,860,114
   Deferred income taxes                           67,583           103,399
   Prepaid expenses and other assets              673,164           476,774

       Total current assets                    20,081,258        13,548,616

Investments securities                            716,577         3,637,445
Investments in affiliates                      29,980,309        25,888,315

Property, plant & equipment:
   Telephone plant in service:
     Land, buildings, and general equipment    27,213,163        22,146,226
     Central office equipment                  62,258,067        55,912,450
     Poles, wire, cables and conduit           76,338,445        72,466,757
   Construction in progress                        73,913         2,778,779
                                              165,883,588       153,304,212

     Less accumulated depreciation             84,336,337        81,314,625

       Net property, plant, and equipment      81,547,251        71,989,587

               TOTAL ASSETS                  $132,325,395      $115,063,963


                                                                (Continued)

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                   Unaudited

                                                 September 30,   December 31,
                                                     1997            1996
Current liabilities:
  Current portion of long-term debt &
    redeemable preferred stock                   $    632,500    $  2,072,500
  Accounts payable                                  8,906,068       9,962,149
  Customer deposits and advance billings            1,397,791       1,271,562
  Accrued payroll                                   1,408,584       1,250,396
  Other accrued liabilities                           539,727         469,492

      Total current liabilities                    12,884,670      15,026,099

Long-term debt                                     11,049,000       2,014,000

Deferred credits and other liabilities:
  Deferred income taxes                             2,230,269       1,106,910
  Investment tax credits                              947,801       1,033,965
  Regulatory liability                                470,570       2,507,029
  Accrued pension cost                              2,009,611       1,043,974
  Postretirement benefits other than pension       10,206,151       9,422,573
  Other                                             2,402,972       1,103,098
                                                   18,267,374      16,217,549

Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,625 shares in 1997
  and 1996, respectively                              150,000         150,000

     Total liabilities                             42,351,044      33,407,648

Stockholders' equity:
  Preferred Stock not subject to mandatory redemption:
    5% series, $100 par value; 15,087 shares
      outstanding                                   1,508,700       1,508,700
    4.5% series, $100 par value; 2,000 shares
      outstanding                                     200,000         200,000
    Discount on 5% preferred stock                    (16,059)       (16,059)
  Common stock:
    Voting; 338,429 and 339,773 shares
      outstanding in 1997 and 1996, respectively    3,772,298       4,021,094
    Nonvoting; 1,900,213 and 1,891,552 shares
      outstanding in 1997 and 1996, respectively   24,521,499      23,377,120
  Other capital                                       360,324         298,083
  Unearned compensation                              (163,099)      (188,055)
  Unrealized gain (loss) on securities
    available- for-sale                              (170,222)        195,419
  Retained earnings                                59,960,910      52,260,013

      Total stockholders' equity                   89,974,351      81,656,315

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $132,325,395    $115,063,963


See Accompanying Notes To Financial Statements.

                            CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
             For 3 and 9 months ended September 30, 1997 and 1996
                                   Unaudited


                                                  Three Months Ended
                                                     September 30,
OPERATING REVENUES:                              1997            1996
  Local service                              $ 7,363,698     $ 6,173,732
  Access and toll service                      9,808,166       9,849,842
  Other and unregulated                        3,133,880       2,645,408
  Provision for uncollectible accounts          (105,008)         38,034

     Total operating revenues                 20,200,736      18,707,016

OPERATING EXPENSES:
  Plant specific                               7,636,614       7,565,899
  Depreciation and amortization                2,855,460       3,009,958
  Customer operations                          2,694,357       1,780,148
  Corporate operations                         2,466,497       2,459,636

     Total operating expenses                 15,652,928      14,815,641

     Net operating revenues                    4,547,808       3,891,375

OTHER INCOME (EXPENSES):
  Equity in income of affiliates                 626,587         358,699
  Interest, dividend income and
     gain on sale                                 21,396         892,116
  Other expenses, principally interest          (260,474)       (441,269)
  Expense related to early retirement plan        ---             ---

     Total other income                          387,509         809,546

     Income before income taxes and
       extraordinary item                      4,935,317       4,700,921

Income taxes                                   1,926,733       2,139,354

     Net income before extraordinary item      3,008,584       2,561,567

Extraordinary item - discontinuance of
  FAS 71, net of income taxes of $1,493,212       ---             ---
     Net income after extraordinary item       3,008,584       2,561,567

DIVIDENDS ON PREFERRED STOCK                      22,978          23,128

EARNINGS FOR COMMON STOCK                    $ 2,985,606     $ 2,538,439

EARNINGS PER COMMON SHARE*                   $      1.33     $      1.14
DIVIDENDS PER COMMON SHARE*                  $       .48     $       .47

WEIGHTED AVERAGE SHARES OUTSTANDING*           2,237,918       2,230,973


*See accompanying notes to financial statements.

                            CT COMMUNICATIONS, INC.
                       Consolidated Statements of Income
             For 3 and 9 months ended September 30, 1997 and 1996
                                   Unaudited


                                                   Nine Months Ended
                                                      September 30,
OPERATING REVENUES:                             1997            1996
  Local service                              $21,121,851     $17,556,408
  Access and toll service                     26,363,927      22,213,474
  Other and unregulated                       10,313,673       7,621,748
  Provision for uncollectible accounts          (280,952)       (135,341)

     Total operating revenues                 57,518,499      47,256,289

OPERATING EXPENSES:
  Plant specific                              19,104,617      15,558,184
  Depreciation and amortization                7,499,150       7,575,129
  Customer operations                          8,731,893       5,166,996
  Corporate operations                         7,687,731       7,761,107

     Total operating expenses                 43,023,391      36,061,416

     Net operating revenues                   14,495,108      11,194,873

OTHER INCOME (EXPENSES):
  Equity in income of affiliates               1,351,423       2,345,333
  Interest, dividend income and
     gain on sale                                 75,320       1,123,902
  Other expenses, principally interest          (517,055)       (998,719)
  Expense related to early retirement plan    (1,020,000)         ---

     Total other income                         (110,312)      2,470,516

     Income before income taxes and
       extraordinary item                     14,384,796      13,665,389

Income taxes                                   5,650,796       5,683,810

     Net income before extraordinary item      8,734,000       7,981,579

Extraordinary item - discontinuance of
  FAS 71, net of income taxes of $1,493,212    2,239,045          ---

     Net income after extraordinary item      10,973,045       7,981,579

DIVIDENDS ON PREFERRED STOCK                      68,932          69,382

EARNINGS FOR COMMON STOCK                    $10,904,113     $ 7,912,197

EARNINGS PER COMMON SHARE*                   $      4.88     $      3.55

DIVIDENDS PER COMMON SHARE*                  $      1.41     $      1.39

WEIGHTED AVERAGE SHARES OUTSTANDING*           2,235,220       2,230,640


*See accompanying notes to financial statements.



                            CT COMMUNICATIONS, INC.
                           Statements of Cash Flows
                For 9 months ended September 30, 1997 and 1996
                                   Unaudited
                                                        1997         1996
Cash flows from operating activities:
   Net income                                      $ 10,973,045  $ 7,981,579

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                  7,499,150    7,575,129
       Extraordinary item                            (2,239,045)      ---
       Deferred income taxes and tax credits           (456,017)    (453,289)
       Postretirement benefits                          729,215    1,024,993
       Loss on retirement of non-regulated property      ---           1,323
       Decrease in regulatory liability                 (62,026)      ---
       Loss (gain) on sale of investments                29,216       78,581
       Undistributed income of affiliates            (1,221,781)  (2,345,332)
       (Increase) decrease in accounts receivable      (715,309)   2,253,441
       (Increase) decrease in notes receivable       (6,571,804)      ---
       (Increase) in materials and supplies          (1,117,716)    (855,825)
       Decrease in refundable income taxes               14,736       ---
       Unrealized loss recorded in investment
         securities                                     365,641      497,996
       (Increase ) decrease in other assets            (160,574)     383,035
       (Decrease) increase in accounts payable       (1,056,081)  (1,336,470)
       Increase in customer deposits and advance
         billings                                       126,229       36,941
       Increase in accrued liabilities                  228,423    1,045,358
       Increase in income taxes payable                  ---        (633,498)
       (Decrease) increase in unearned compensation     (24,956)     137,745
       Increase in liability for early retirement     1,020,000       ---
           Net cash provided by operating activities  7,360,346   15,391,707

Cash flows from investing activities:
   Capital expenditures in telephone plant          (13,826,408) (13,631,677)
   Removal cost - telephone plant retired              (172,710)    (156,794)
   Purchase of investments in affiliates             (4,613,005)  (3,637,492)
   Purchases of investment securities                  (493,979)  (1,033,359)
   Sales & maturities of investment securities        2,719,224    6,552,086
   Partnership capital distribution                   1,741,793    1,144,600
          Net cash used in investing activities     (14,645,085) (10,762,636)

Cash flows from financing activities:
   Repayment of long-term debt                       (1,905,000)    (485,000)
   Proceeds from new debt                             9,500,000       ---
   Dividends paid                                    (3,206,043)  (3,144,595)
   Proceeds from common stock issuance                1,144,379      186,955
   Purchases of common stock                           (248,796)      ---
   Tax benefit from ESOP distribution                    ---          15,549
   Other                                                (11,743)      83,568
   Purchase of fractional shares                        (73,080)      ---
          Net cash used in financing activities       5,199,717   (3,343,523)

   Net increase (decrease) in cash and
     cash equivalents                                (2,085,022)   1,285,548
   Cash and cash equivalents-beginning of period      2,162,698    4,751,204

   Cash and cash equivalents-end of period          $    77,676  $ 6,036,752

See Accompanying Notes To Financial Statements.




                                      -5-
                         CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three months and nine months then ended and cash flows for the nine months then ended.

2. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The following is a summary of common stock transactions during the nine months ended September 30, 1997.


                                                 .....Voting.....
                                                Shares      Value
    Outstanding at December 31, 1996.......... 227,019    $4,021,094
    Purchase of shares........................  (1,344)     (248,796)
    Issued for stock split distributed
      August 29, 1997 to holders of record
      August 1, 1997.......................... 112,754        ---
    Outstanding at September 30, 1997......... 338,429    $3,772,298

    Weighted average shares outstanding
      for the nine months ended
      September 30, 1997...................... 338,787



                                             .....Class B Non-Voting.....
                                                  Shares        Value
    Outstanding at December 31, 1996..........  1,258,357    $23,377,120
    Issuance of common stock..................      5,113        509,699
    Sale of common stock to employees.........      3,526        634,680
    Issued for stock split distributed
      August 29, 1997 to holders of record
      August 1, 1997..........................    633,195         ---
    Outstanding at September 30, 1997.........  1,900,213    $24,521,499

    Weighted average shares outstanding
      for nine months ended
      September 30, 1997......................  1,896,433




 On July 24, 1997, the Board of Directors declared a three for two stock split (one new share for each two shares held) payable August 29, 1997 to shareholders of record August 1, 1997. This created an additional 112,754 shares of common voting and 633,195 shares of Class B non-voting shares. These amounts are reflected in all share data presented herein.



                                   -6-

4.  SECURITIES AVAILABLE-FOR-SALE

                                        September 30, 1997

                                         Gross Unrealized

    Securities                   Amortized                          Fair
    Available-for-Sale             Cost       Gains      Losses     Value

    State, county and municipal
      debt securities           $  502,818  $  --       $  --     $  502,818
    Equity Securities            1,196,324    38,496     637,906     596,914
          Total                 $1,699,142  $ 38,496    $637,906  $1,099,732



                                       Amortized Cost           Fair Value
    Current                              $  383,155             $  383,155
    Due after one through five years        119,663                119,663
    Equity securities                     1,196,324                596,914

          Total                          $1,699,142             $1,099,732


5.  INVESTMENTS IN AFFILIATED COMPANIES
                                                     9/30/97        12/31/96

    ITC Associates Partnership (cost method)      $  5,519,832   $  5,519,832
    RSA 15 Partnership (equity method)               8,169,231      6,516,008
    BellSouth Carolinas PCS, LP (equity method)      4,408,148      5,581,051
    U.S. Telecom Holdings (equity method)            3,908,949      3,556,294
    Wireless 1 - Carolinas (equity method)           4,443,731      1,371,000
    ITC Holdings (cost method)                         658,354        658,354
    U.S. Intelco (cost method)                       1,068,624      1,068,624
    Ellerbe Partnership (equity method)              1,310,559      1,188,967
    Access On (equity method)                          200,472        199,095
    Other (cost method)                                292,409        229,090

          TOTAL                                   $ 29,980,309   $ 25,888,315


6.  LONG-TERM DEBT:

    Long-term debt excluding annual maturities comprised the following:

                                   September 30, 1997     December 31, 1996
    Note payable to a bank @ 7.25%
      due in installments until 2001   $ 1,549,000            $2,014,000
    Rural Telephone Finance Corp.
      maturing on March 8, 1999          9,500,000                ---

          TOTAL                        $11,049,000            $2,014,000







                                      -7-
6.  LONG-TERM DEBT:  (Con't.)

    Current maturities of long-term debt comprised the following:

                                   September 30, 1997     December 31, 1996
    Series F 6.25% First
      Mortgage Bonds                   $  ---                $1,440,000
    Notes payable to bank @ 7.25%        620,000                620,000
                                       ---------             ----------
          TOTAL                        $ 620,000             $2,060,000
                                       =========             ==========


    Annual maturities of the long-term debt outstanding for the five year period subsequent to September 30, 1997 are as follows: $155,000 in 1997; $620,000 in 1998; $10,120,000 in 1999 and $620,000 in 2000; and
    $154,000 thereafter.


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


    Change in recorded value of long lived telephone plant    $1,757,824
    Elimination of regulatory liabilities                      1,974,433
                                                              ----------
               Total                                          $3,732,257
                                                              ==========

    The increase in net telephone plant, $1,757,824 pretax, was recorded as a decrease to the related accumulated depreciation accounts.
    Such change was the result of changing from regulator-approved asset lives to estimated economic asset lives.






                                   -8-
7.  EXTRAORDINARY ITEM - FAS 71:

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


8.  NOTES RECEIVABLE:

    The Company has made two loans to U.S. Telecom Holdings ("USTH") in the aggregate amount of $6,571,804. One loan is in the principal amount of $1,275,000, bears interest at a rate equal to the rate announced by NationsBank, N.A. from time to time as its "prime rate" plus 2% per annum, matures on December 27, 1997 and is secured by 72,487 shares of Hungarian Telephone and Cable Corporation (the
    "USTH Secured Note"). USTH has requested that the Registrant liquidate this collateral in lieu of payment of the USTH Secured
    Note. The second loan is in the principal amount of $5,296,804, (the "USTH Convertible Note"), bears interest at a rate equal to the rate announced by NationsBank, N.A. from time to time as its "prime rate" plus 2% per annum, matures on December 24, 1997, and is convertible into approximately 80% of the outstanding common stock of a subsidiary of USTH, which owns an equity interest in Amaritel. Amaritel is a joint venture formed for the purpose of providing domestic and international long-distance services as well as local telephone services in Mexico, including 111 communities representing approximately 25% of Mexico's population, border to border along the Gulf Coast and Mexico City.





                                   -9-
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


    Liquidity and Capital Resources

         The liquidity of the Company increased during the nine month period ending September 30, 1997. Current assets exceeded current liabilities by $7,196,588 at September 30, 1997. In comparison, current liabilities exceeded current assets by $1,477,483 at December 31, 1996.

         Current assets increased by $6,532,642 when compared to December 31, 1996. This increase is primarily due to increases in accounts receivable of $715,309 due to increased receivables from substantial growth in revenue, the $1,275,000 USTH Secured Note, the $5,296,804 USTH Convertible Note, increases in materials and supplies of $1,117,716 to facilitate construction of outside plant and increases of prepaid expenses and other assets of $196,390. These increases were offset partially by a decrease in cash and cash equivalents of $2,085,022 due to increased cash needs for operational and capital requirements.

         Current liabilities decreased by $2,141,429 during the nine months ending September 30, 1997. This decrease is primarily from the retirement of current maturities of long-term debt of $1,440,000 of Series F First Mortgage Bonds and decreases in accounts payable of $1,056,081 due to the timing of payments on central office equipment. These decreases were offset by increases in accrued payroll of $158,188 due to timing of pay periods and increases in other accrued liabilities of $70,235.

         The Company's primary source of liquidity is funds provided by operations. During the nine months ended September 30, 1997, cash provided by operations totaled $7,360,346, a decrease of $8,031,361 when compared to the nine months ended September 30, 1996. This decrease was caused primarily by increases in accounts receivable of $715,309 from increased volumes of business, the loan made to USTH as discussed above, increased materials and supplies of $1,117,716 to facilitate the construction of outside plant and a decrease in accounts payable as discussed above. These amounts were offset by increases in a liability of $1,020,000 recognized for early retirement offered to certain employees. The Registrant also drew on a line of credit with the Rural Telephone Finance Corporation ("RTFC") as of January 17, 1997, in the amount of $2,000,000 in order to pay Nortel for the switch equipment being installed at Registrant's Central Office. The Registrant drew an additional $7.5 million between July and September which represented the $1,275,000 USTH Secured Loan, and the $5,296,804 USTH Convertible Note. The remaining amount reflected the refinancing of the Series F Bonds as described above. There is $500,000 of available credit remaining under the Registrant's line of credit with RTFC. The Registrant also has a $3,500,000 line of credit with First Charter National Bank that is unused.






                                  -10-
    Liquidity and Capital Resources  (Con't.)

         The Registrant received $1,741,793 from Alltel Corporation as a distribution of income from the Cellular partnerships RSA 5 and RSA 15.

         The primary use of cash during this period was for normal additions to telephone plant - $13,826,408, purchase of investments in affiliates - $4,613,005, payment of dividends - $3,206,043, purchase of investment securities - $493,979, the USTH Secured Note and the USTH Convertible Note - $6,571,804 and repayment of long-term debt comprised of $1,440,000 Series F 6.25% First Mortgage
    Bonds and $465,000 to Wachovia Bank for installments on an unsecured note. The Registrant purchased and retired 1,344 shares of its Common Voting from an individual for $248,796. Of the cash expended for investments in affiliates, $3,093,172 was invested in CT
    Wireless Cable, Inc. in connection with its investment in Wireless
    One of North Carolina, L.L.C. ("WONC") and WONC's expenditures to acquire the rights to lease certain television channel frequencies from the University of North Carolina. An additional $991,950 was expended in capital calls for the Partnership with BellSouth
    Mobility providing a digital wireless service in North and South
    Carolina. Funds needed in excess of those generated by operations were generated by the sale or maturity of investments available for sale and borrowing on the RTFC line of credit as described above.
    Sales and maturities of these investments totaled $2,719,224 during the nine months ending September 30, 1997.

         At September 30, 1997, the Company's investment portfolio totaled $1,099,732, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At September 30, 1997, the Company had available lines of credit totaling $13,500,000, of which $9,500,000 was outstanding.

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






                                  -11-
    Results of Operations

      3 months ended September 30, 1997 and September 30, 1996

         Operating revenues increased $1,493,720 or 8.0% for the three months ended September 30, 1997 compared to same period of 1996.

         Local service revenues increased $1,189,966 or 19.3% when compared to the quarter ending on September 30, 1996. This increase was comprised of a $540,526 increase in basic local service revenues; a $147,612 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary; and a $226,786 increase in growth of metro calling plan revenues. The remaining increases are from other miscellaneous local service revenues. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues decreased $41,676 or less than 1% when compared to the period ending on September 30, 1996. During the three months ending September 30, 1996, access charges were reclassified as an expense. Without this one-time reclassification totaling $2,382,954 for access and toll services, the period ending September 30, 1997 would have increased by $2,341,278 or 31.3%.
    With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

         Other and unregulated income increased $488,472 or 18% over the comparable period ending on September 30, 1996. This increase was comprised of $205,002 in DCS telephone sales; a $36,472 increase in business systems sales; approximately $59,239 in increase sales for voice mail service; and a $135,071 in increased inside wire maintenance. The remaining amount relates to increases of billing and collecting, public telephone and directory advertising. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

         As a result of improved collection results, Registrant's provision for uncollectible accounts increased only modestly in spite of increased volume of business activity.

         Operating expenses, exclusive of depreciation, increased
    $991,785 or 8.4% when compared to the previous quarter ending on September 30, 1996.

         Plant specific expenses increased $70,715 or less than 1% when compared to the previous period ending September 30, 1996. Within the period ending September 30, 1996, access charges were re-classified as an expense. This re-classified amount is $2,382,954 and increased this period expense accordingly. Without this one-time re-classification, these expenses would have increased
    $2,453,669. This increase was a result of decreased intrastate intralata access expenses of





                                  -12-

    Results of Operations  (Con't.)

      3 months ended September 30, 1997 and September 30, 1996  (Con't.)

    approximately $94,129; an increase of $420,796 in DCS cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in interstate and intrastate interlata access expense of $584,766 due to additional sales of toll services; and an increase in DCS expense of $420,796 for the ongoing start up costs associated with the offering of DCS services. The remaining increase is primarily for maintenance of outside plant including substantial expense incurred for premature replacement of poles.

         Customer operations increased $914,209 or 51% when compared to the previous period ending on September 30, 1996. This increase was comprised of costs associated with additional long distance sales and marketing efforts of approximately $385,000 and cost increases of $246,500 due to DCS sales and marketing efforts. The remaining increase primarily relates to the implementation of the Registrant's price reg plan as discussed below. In view of increasing competitive pressures, the Registrant has expended considerable resources in this area of operation in order to raise the level of service to its customers.

         Depreciation expenses decreased $154,498 or 5% when compared to the previous quarter ending on June 30, 1996. This result is from the fact that the 1996 expense amount contains an additional accrual of $600,000 which was recorded in anticipation of earnings in excess of the maximum rate of return allowed by the North Carolina Utilities Commission. Without this accrual, this expense category would have increased by $445,502 or 18%, which would be expected due to the increased depreciable plant balances.

         Other income decreased by $422,037 or 52% when compared to the previous period. This reduction is a result of increased losses of $422,281 relating to the Registrant's prorata share of losses incurred by BellSouth Carolinas PCS Limited Partnership and its DCS network which became operational in the third quarter of 1996. It is expected the PCS losses will continue, but at a decreasing rate for approximately three more years.





                                  -13-
    Results of Operations

      9 months ended September 30, 1997 and September 30, 1996

         Operating revenues increased $10,262,210 or 22% for the nine months ended September 30, 1997 when compared to the same period of 1996.

         Local service revenues increased $3,565,443 or 20% when compared to the quarter ending September 30, 1996. This increase was comprised of a $1,470,489 increase in basic local service revenues; a $767,489 increase in Digital Communications Services ("DCS"); revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary; a $330,271 increase in custom calling features; and a $811,334 increase in growth of metro calling plan revenues. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues increased $4,150,453 or 19% over the comparable period ending on September 30, 1996. This increase was comprised of $2,396,097 in interstate and intrastate interlata toll revenues; $1,503,295 of area calling settlement charge revenues; and $498,000 of other access revenue. The remainder of this increase is primarily gains in intrastate intralata toll revenue. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

         Other and unregulated income increased $2,691,925 or 35% over the comparable period ending September 30, 1996. This increase was comprised of $345,846 in DCS telephone sales; a $864,000 increase in business systems sales; a $193,600 increase in internet revenue, approximately $185,000 in increased voice mail revenues; a $368,827 increase in inside wire maintenance and $440,663 increase in directory advertising. The remaining amount primarily relates to increases of billing and collecting. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

         The Registrant's provision for uncollectible accounts increased only modestly in spite of increased volume of business activity.

         Operating expenses, exclusive of depreciation, increased
    $7,037,954 or approximately 25% when compared to the previous quarter ending on September 30, 1996.

         Plant specific expenses increased $3,546,433 or 23% when compared to the previous period ending September 30, 1996. This increase was a result of an increase of $1,223,371 in DCS access expense and cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in interstate and intrastate interlata access expense of $797,745 due to additional sales of toll services; and an increase of $513,564 relating to business systems cost of goods sold. The remaining increase is primarily expenses associated with an increase in outside contractor cost relating to the replacement of SPN poles and an increase in general plant expenditures due to growth.




                                  -14-
    Results of Operations  (Con't.)

      9 months ended September 30, 1997 and September 30, 1996  (Con't.)

         Customer operations expenses increased $3,564,897 or 69% when compared to the previous period ending on September 30, 1996. This increase was comprised of costs associated with additional long distance sales and marketing efforts of approximately $1,580,222 and cost increases of $1,162,777 due to DCS sales and marketing efforts. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service, sales and marketing. This area of operation receives an allocation of post retirement benefit costs which were previously classified as corporate expenditures. The Registrant is placing continued resources toward customer service in order to raise the level of service to its customers.

         Depreciation expenses decreased by $75,979 when compared to the previous quarter ending on September 30, 1996. This small decrease results from a reclassification of circuit equipment amounts into the Central Office switching category and recalculating previously recorded depreciation expense at the lower rates used for switching equipment. The reduction of depreciation expense due to reclassification is $736,971. The Registrant also recorded an additional accrual in the amount of $600,000 during the same period of the prior year in anticipation of earnings in excess of the maximum allowed rate of return. Without these factors, this expense would have increased by $1,260,992, which would be expected due to the increased depreciable plant balances.

         Other income decreased $2,580,828 when compared to the previous period. This reduction is a result of reduced equity in income of affiliates of $993,910, $1,536,755 relating to the Registrant's pro rata share of start up losses incurred by BellSouth Carolinas PCS Limited Partnership and its DCS network which became operational in the third quarter of 1996 offset by an increase of $361,502 in the earnings of the Registrant's investment in RSA 4/5 and RSA 15. The Registrant also incurred a one-time expense of $1,020,000 during the first quarter of 1997 related to an early retirement plan offered to certain Concord Telephone Company employees.

         Net income increased $2,991,466 or 37%, over the previous nine months period due primarily to an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212, and the factors described above. See "--Accounting Considerations" and Note 7 to the unaudited consolidated financial statements of the Company.







                                  -15-
    Other Events

      New Rate Plan

         The Registrant appeared in March 1997 before the NCUC in a public hearing on the new rate plan request filed by the Registrant on November 1, 1996, as disclosed in earlier filings. The NCUC granted the requests as filed and issued an order effective May 30, 1997. The Registrant implemented the changes with billings beginning September 1, 1997.

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

         The new rate structure will substantially expand the area in which customers of the Registrant can call without paying long distance charges. A customer may select one of five metro calling packages which provide a flat monthly fee from no charge to $48.00 for specified monthly minutes of use from 30 minutes to unlimited minutes of use. In excess of the flat rates minutes purchased, the customer may pay from $.00 to $.10 per minute for usage in excess of the monthly purchased amounts. However, the Registrant has also agreed, as a part of the new rate structure, to open its markets to competition for local dial tone service, on the condition that the Registrant is allowed to "rebalance" or adjust its rates at the same time. Although the competitive pressures of opening its markets to competition from other local telephone service providers may lead to reductions in the Registrant's future local service revenues, management believes that by rebalancing its local service rates, it can compete in emerging markets and continue to sustain local rates that are affordable for customers.

         These new rates, made effective on all billings rendered after September 1, 1997, did not have a material effect on revenues for this period.


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


                                  -16-
    Factors That May Affect Future Results

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




                                  -17-
                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    None


Item 2.  Changes in Securities

    None


Item 3.  Defaults Upon Senior Securities

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    None


Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8-K

     There were no current reports on Form 8-K filed during the third quarter.





                                  -18-
                            SIGNATURES


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


     November 13, 1997
           Date


(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)





                               -19-

                          EXHIBIT INDEX


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

   11              Computation of Earnings Per Share

   27              Financial Data Schedules.