Form 10-K
period 1997-12-31
CT COMMUNICATIONS INC /NC
filed 1998-04-09
CIK 23259

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

     (Mark one)
   [  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended:   December 31, 1997

  [      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to
             __________

               Commission File Number:   0-19179


                     CT COMMUNICATIONS, INC.
      (Exact name of registrant as specified in its charter)

         North Carolina                    56-1837282
  (State or other jurisdiction          (I.R.S. Employer
    Of incorporation or              Identification Number)
      organization)

 68 Cabarrus Avenue, East,
  Concord, North Carolina                    28025
(Address of principal executive          (Zip Code)
   Offices)


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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant: The Registrant's Voting Common Stock is infrequently traded, and there is no established market for such shares. However, using the sale price of $131 per share on March 24, 1998 for the Class B Nonvoting Common Stock (the last sale known to the Registrant) and not granting a premium for voting rights, the aggregate market value of the Registrant's Voting Common Stock held by Non-Affiliates is $22,352,661 (170,631 x $131).

As of February 28, 1998, the Registrant had outstanding 337,843 shares of Voting Common Stock and 1,904,336 shares of Class B
Nonvoting Stock.



                     CT COMMUNICATIONS, INC.
                  AND CONSOLIDATED SUBSIDIARIES

      Form 10-K for the Fiscal Year ended December 31, 1997

                        TABLE OF CONTENTS

                                                             PAGE
                             PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 13
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . 15
Item 4.   Submission of Matters to a Vote of Security Holders. 16

                            PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters . . .. . . . . . . . . . . . . . 16
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . 17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 18
Item 8.   Financial Statements and Supplementary Data. . . . . 26
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . 26

                            PART III
Item 10.  Directors and Executive Officers of the Registrant . 26
Item 10A. Section 16(a) Beneficial Ownership Reporting
          Compliance . . . . . . . . . . . . . . . . . . . . . 29
Item 11.  Executive Compensation . . . . . . . . . . . . . . . 29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management. . .  . . . . . . . . . . . . . . . . . . 33
Item 13.  Certain Relationships and Related Transactions . . . 37

                            PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K  . .  . . . . . . . . . . . . . . . . . . . 38





                              PART I

Item 1. Business

    THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "BELIEVES," "ESTIMATES," VARIATIONS OF SUCH WORDS AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING CERTAIN FACTORS THAT COULD IMPACT EXPECTED RESULTS IS INCLUDED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FORWARD-LOOKING STATEMENTS."

    General. CT Communications, Inc. (the "Registrant") is a holding company providing telecommunications services and communications systems and products through seven wholly owned subsidiaries: The Concord Telephone Company ("CTC"); CTC Long Distance Services, Inc. ("CTC LDS"); Carolina Personal Communications, Inc. (doing business as "CT Wireless, Inc.") ("CPC"); CT Wireless Cable, Inc. ("CT Wireless Cable"); CT Cellular, Inc. ("CT Cellular"); CTC Exchange Services, Inc. ("CTC Exchange"); and CT Global Telecommunications, Inc. ("CTGT").

    CTC provides local and toll telephone service and network access services in a territory covering approximately 705 square miles in Cabarrus, Stanly, Rowan Counties, North Carolina (the "CTC Service Area"). CTC LDS provides long distance telephone service to residential and business subscribers throughout the CTC Service Area, as well as in various other markets surrounding the CTC Service Area. CPC manages the Registrant's ongoing efforts to develop, construct and operate a personal communication service ("PCS") system. CPC also markets and sells PCS services in a specified Major Trading Area ("MTA") on behalf of BellSouth Carolinas PCS Limited Partnership (the "BellSouth Partnership"). CT Wireless Cable holds the Registrant's interest in Wireless One of North Carolina, LLC ("WONC"), a limited liability company formed to provide wireless cable television service in North Carolina. CT Cellular currently holds the Registrant's general partnership interests in certain partnerships that provide cellular mobile telephone services in two North Carolina Rural Service Areas ("RSAs"), although it has entered into an agreement to exchange such interests. CTC Exchange provides local telephone service in small- to medium-sized markets beyond the CTC Service Area. Finally, CTGT holds an approximate 35% equity interest in Amaritel, S.A. DE C.V. ("Amaritel"), a Mexican entity that proposes to provide telephone services in Mexico.

    The Registrant is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of CTC into a holding company structure. At December 31, 1997, the Registrant and its subsidiaries had total consolidated assets of $147,339,429 and had approximately 407 employees. The Registrant has its principal executive offices at 68 Cabarrus Avenue East, Concord, North Carolina 28205 (telephone number: 704-782-7000).

    Legislative and Regulatory Developments. The Registrant's business continued to undergo significant changes during 1997. These changes are primarily the result of the Registrant's efforts to take advantage of fundamental statutory, regulatory and technological developments currently taking place in the telecommunications industry.

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

    The Telecom Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. Simultaneous proceedings are in process to address issues and proposals already before the FCC in pending rule making proceedings. Two significant proceedings currently in process relate to access charge reform and universal service. The results of such proceedings and the timing of implementation is uncertain at this time, and the Registrant cannot currently estimate the impact of such proceedings on its business or results of operations.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition--including local telephone service. The Telecom Act makes all state and local barriers to competition unlawful, whether they are direct or indirect. It directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations.

    Each state retains the power to impose "competitively neutral" requirements that are both consistent with the Telecom Act's universal service provision and necessary for universal service, public safety and welfare, continued service quality and consumer rights. Although a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or adopt new requirements under this section is not clearly spelled out. In addition, before it preempts a state or local requirement as violating the entry barrier prohibition, the FCC must hold a notice and comment proceeding.

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

    LECs that are designated "incumbents" have additional obligations: to negotiate in good faith; to interconnect on terms that are reasonable and non-discriminatory; to provide non-discriminatory access to "facilities, equipment, features, functions and capabilities" on an unbundled basis so that they can be combined in a manner that a requesting telecommunications carrier sees fit; to offer for resale at wholesale rates any service that LECs provide on a retail basis and not subject to unreasonable or discriminatory conditions; and to provide actual collocation of equipment necessary for interconnection or access.

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

    In 1996, the FCC adopted a number of interconnection obligations that require LECs to provide physical or virtual collocation of equipment necessary for interconnection, as well as a technically feasible method of interconnection requested by a competitive telephone service provider. LECs are also obligated to enter into reciprocal cost-based compensation arrangements with competitive service providers for the transport and termination of "local" traffic. If the LEC refuses to enter into such an agreement with a competitor, the competitor may require the state government to serve as an arbitrator. The FCC also adopted specific methodologies to determine resale discounts and pricing for unbundled network elements in transactions between incumbent LECs and competing service providers. The FCC's new interconnection rules are currently being challenged in court by several LECs and state regulatory authorities, and the outcome of those challenges cannot be predicted.

    Although certain interpretive issues under the Telecom Act have not yet been resolved, it is apparent that the requirements of the Telecom Act have led to increased competition among providers of local telecommunications services and have simplified the process of switching from incumbent local exchange carrier services to those offered by competitive access providers and competitive local exchange carriers. In light of the foregoing, the Registrant continued its efforts in 1997 to improve its competitive position in the local telephone service business and to take advantage of opportunities that are developing with other emerging telecommunications technologies.

                  THE CONCORD TELEPHONE COMPANY

    General. CTC, the Registrant's principal subsidiary, was originally organized in 1897 and provides local telephone and intra-LATA (Local Access and Transport Area) toll service, access service to other carriers, and telephone and equipment sales and leasing to customers residing primarily in Cabarrus, Stanly and Rowan Counties in North Carolina. As of December 31, 1997, CTC served 102,221 access lines within the CTC Service Area. This figure represents a 5.9% increase from December, 31, 1996.

    To support the ongoing growth in the CTC Service Area, CTC invested more than $8.2 million in circuit and switching technology and expanded the total fiber network in 1997 to more than 9,700 fiber miles. In addition, CTC began implementing state-of-the-art Nortel DMS digital switching equipment as its next generation switching platform. Implementation is expected to continue for approximately five to seven years.

    CTC is empowered by provisions of the North Carolina Public Utilities Law and its Restated Articles of Incorporation to construct and maintain its lines and is authorized by the North Carolina Utilities Commission to operate the territory that CTC now serves. In addition, CTC has municipal franchises for constructing and maintaining its lines in the Cities of Albemarle, Badin, China Grove, Concord, Harrisburg, Kannapolis, Landis, Mt. Pleasant, New London, Oakboro and Richfield,
North Carolina.

    New Rate Plan. On November 1, 1996, CTC filed a price regulation rate plan (the "Rate Plan") with the North Carolina Utilities Commission ("NCUC") seeking permission to become regulated based on prices rather than traditional rate base rate of return regulation. On May 30, 1997, the NCUC approved the Rate Plan, which CTC implemented effective September 1, 1997. As a result of the Rate Plan, the rates charged by CTC for local, state access and toll plans will be controlled by the parameters specified by the NCUC in the Rate Plan.

    A driving force behind the Rate Plan is customer demand for expanded calling options to areas beyond their home communities. The Rate Plan expanded the area in which customers can call without paying long distance charges by including all of CTC's exchanges in its toll-free area. The Rate Plan also expanded CTC's metro area, which already included Charlotte, to include Matthews, Huntersville, Davidson and other surrounding communities. A residential customer now may select one of four metro calling packages, which provide a flat monthly fee (ranging from no charge to $24.00) for specified monthly minutes of use (ranging from 30 minutes to unlimited minutes). The customer may pay $.10 per minute for usage in excess of the monthly purchased amounts. In addition, the Rate Plan eliminated the separate charge for touch-tone calling and reduced charges for long-distance calls into a broader calling zone that extends into Western North Carolina.

    Under the new rate structure implemented under the Rate Plan, CTC's residential customers, except those in the Harrisburg exchange, now pay $10.50 per month for basic local service, including touch-calling. Harrisburg customers now pay a slightly higher charge of $12.00 per month because these customers are able to call more customers under that community's basic plan. Under the prior rate structure, CTC's residential customers paid approximately $7.00 per month for basic local service, plus a separate charge of $.50 per month for touch-calling.

    Although the new rate structure reflects an increase for basic service, other changes in the Rate Plan offset these increases for many customers. The new rate structure did not materially impact the Registrant's revenues in 1997 and is not expected to materially impact revenues in 1998 or future years.

    Recent state legislative developments made it possible for the Registrant to file for price regulation. During 1995, the North Carolina General Assembly passed H.B. 161, "An Act to Provide the Public with Access to Low-Cost Telecommunication Service in a Changing Competitive Environment" (the "NC Act"). Under this new legislation, which took effect in July 1996, telephone companies are given the option to file for price regulation. In exchange for greater flexibility in setting prices, however, local telephone companies must agree to open their markets to competition for local dial tone service -- the last area of telecommunications services to be deregulated. Although the Rate Plan requires that CTC open its markets to competition for local dial-tone services, management believes CTC can compete in emerging markets by rebalancing rates and still sustain local rates that are affordable.

    As a result of the effectiveness of the Rate Plan, CTC is no longer regulated according to a traditional rate base rate of return scheme of regulation as a Rural Telephone Company as defined in the Telecom Act and the NC Act.

    Competition. As CTC faces increased competition in the local telephone service market, CTC's principal methods of competition include its ability to provide a secure and reliable network, high quality customer service, robust product and service lines, simple pricing plans and wide calling areas, as well as its long-term knowledge of and reputation within the CTC Service Area. For example, CTC is currently negotiating interconnection agreements with three competitors pursuant to which CTC would provide such competitors access to its local telephone service market, as mandated by the Telecom Act and the Rate Plan. The terms of these agreements have not yet been finalized, and there can be no assurance as to the terms of such agreements, the timing of their execution or whether they will be executed. In the event that CTC enters into one or more interconnection agreements, CTC expects to experience the most significant competitive pressure with regard to its largest business customers, which CTC believes will be immediately targeted by its competitors. CTC is unable to quantify the impact of such competition.

    CTC accounted for approximately 80% of the Registrant's operating revenues and approximately 106% of the Registrant's operating profit in 1997. Despite the anticipated growth of other products offered by the Registrant, as described below, the Registrant anticipates that CTC will continue to account for a significant portion of the Registrant's earnings in 1998.

                 CTC LONG DISTANCE SERVICES, INC.

    Organized in 1992, CTC LDS is engaged in the business of purchasing long distance capacity in bulk from interexchange carriers and reselling it to subscribers on a discounted retail basis.

    On April 3, 1993, CTC offered its customers equal access to the interexchange (long distance) carriers who elected to market their services in the CTC Service Area. This enables customers to preselect their carrier and to use this carrier by dialing 1. CTC LDS received the largest number of selections in the balloting process and has retained more than half of CTC's customers. However, these customers are the smaller toll users, and CTC LDS bills less than half of the total originating minutes of long distance used by customers in the CTC Service Area. CTC LDS is actively seeking new methods to increase its market share and make new products available to its customers, including expanding service outside its traditional service area. CTC LDS was successful in these efforts in 1997, as it added more than 8,000 new customers for a total of 69,339. Management expects the easy-to-understand, competitively-priced, long-distance plans offered by CTC LDS will continue to attract new customers to CTC LDS in 1998. During 1996, CTC LDS successfully introduced the new CTC Calling Card, which the Registrant believes has enhanced CTC LDS's ongoing efforts to market and sell long distance services.

    During 1996, CTC LDS purchased and installed a Nortel DMS 500 switch at a cost of $2.2 million. This switch is located in the downtown area of Charlotte, and its purchase is indicative of the Registrant's commitment to increase market presence by offering services outside of its traditional market area. The addition of the Nortel DMS 500 switch makes CTC LDS a facilities based interexchange carrier in North Carolina.

    In 1997, CTC LDS received regulatory approval to market long distance telephone service in the surrounding states of Georgia, South Carolina, Tennessee and Virginia. However, CTC LDS concentrated its efforts in 1997 on expanding its operations in the North Carolina counties contiguous to its current five-county service area and proposes to expand concentrically from that area in 1998. CTC LDS does not expect to have significant operations outside of North Carolina in 1998.

    The Telecom Act is not expected to have an immediate impact on CTC LDS since it addresses competition in the local service area of operations. In the future, however, a Regional Bell Operating Company may be able to offer long distance service to CTC LDS customers. This effectively exposes the long distance service to additional competitive pressures. CTC LDS' principal methods of responding to competitive pressures in the long distance telephone service market include its ability to maintain aggressive marketing initiatives and its ability to provide simple pricing plans, high quality customer service, robust product and service lines, easy to understand pricing and accurate bills.

                   CTC EXCHANGE SERVICES, INC.

    CTC Exchange Services was organized on January 23, 1997 and began operations in the fourth quarter of 1997. This business unit was created to enable CTC to offer local telephone service to markets beyond the CTC Service Area. The new company targets small- to medium-sized markets in the Carolinas for expansion of local telephone service.

    In September 1997, CTC Exchange Services entered into an interconnection agreement with BellSouth Telecommunications, Inc. ("BellSouth") allowing CTC Exchange Services to access BellSouth's facilities and equipment, for a fee, in order to provide local telephone service in all of BellSouth's serving areas in North Carolina. CTC Exchange Services began limited operations in December 1997, primarily for the purpose of testing its processes, facilities and equipment. Current operations consist primarily of resale of BellSouth's existing products and services.

    The Registrant has developed a "90 Minute" market plan for exchange services (i.e., the market accessible by a 90 minute automobile trip, or approximately 75 miles, from Concord, North Carolina). CTC Services expects to begin marketing its services in the second quarter of 1998 in Salisbury, northern Charlotte, and Statesville, North Carolina. Based on the results of those efforts, CTC Exchange Services intends to decide in the fourth quarter of 1998 the extent to which it will attempt to expand beyond those areas. CTC Exchange Services expects its capital needs in 1998 to be from $1 million to $1.5 million and expects losses in 1998 to be approximately $500,000.

                        CT CELLULAR, INC.

    CT Cellular's principal operations consist of owning two general partnership interests in partnerships providing cellular mobile telephone services. CT Cellular owns 24.5% of RSA 4/5, with Ellerbe Telephone and Alltel Mobile owning the remainder. RSA 4/5 is comprised of Anson, Lincoln, Montgomery and Richmond Counties in North Carolina. CT Cellular also owns 50% of RSA 15, with Alltel Mobile owning the remainder. RSA 15 is comprised of Cabarrus, Stanly and parts of Iredell and Rowan Counties in North Carolina. Growth in cellular mobile services has been good in 1997, but it is expected that competition from the PCS technology (see below) may slow this growth. During 1997, RSA 15 experienced growth in customers and revenues. RSA 4/5, however, experienced slower growth in its operations, which was expected given the more rural nature of the area it serves. Both partnerships were profitable in 1997.

    CT Cellular and Ellerbe Telephone have entered into agreements to exchange their respective interests in RSA 4/5 and RSA 15 to Palmetto MobileNet, L.P., a South Carolina limited partnership ("Palmetto"), in a tax free transaction. In exchange for its interests in RSA 4/5 and RSA 15. CT Cellular will receive a 19% limited partnership interest in Palmetto, and a 19.5% interest in the common stock of Palmetto's general partner.
The completion of the transaction is subject to receipt of applicable regulatory approvals. The Registrant is not aware of any issues that will prevent or delay regulatory approvals, although there can be no assurance that such approvals will be obtained. In the event that the transaction is consummated, it will be deemed effective as of January 1, 1998. Thereupon, CT Cellular will have no operations other than the ownership of its Palmetto limited partnership interests.

    Palmetto's other limited partners consist of 19
South Carolina independent telephone companies. Upon consummation of the transaction, Palmetto will own 50% general partnership interests in ten North Carolina and South Carolina RSAs, with Alltel Mobile and 360 Communications owning the other 50% general partnership interests. Palmetto had actual net income of $15.1 million in 1997 and had pro forma net income (to reflect the transaction) of $20.5 million.

             CAROLINA PERSONAL COMMUNICATIONS, INC.

    In 1994, the Registrant purchased a limited partnership interest in BellSouth Carolinas PCS Limited Partnership. The BellSouth Partnership's business is to design, develop, construct and operate a personal communication system in a specified Major Trading Area ("MTA") and to market and provide personal communication service ("PCS") services in the MTA. As a limited partner, the Registrant's investment includes the Registrant's pro rata share of the license fee and expenditures to construct the system. The Registrant owns 1.95% of the BellSouth Partnership.

    PCS is a digital wireless telecommunications service. New PCS devices incorporate various communications methods in a single device, including voice, data interface and paging. With PCS, a user is able to customize their telecommunications service to best suit their particular requirements. The cost of this new service to the customer is expected to be competitive with cellular technology. However, like cellular telephone service, capital requirements will be substantial and aggressive marketing will be needed.

    On March 31, 1995, the BellSouth Partnership received a 30 MHZ PCS license from the FCC covering North Carolina and South Carolina (MTA 006). AT&T Wireless purchased a second 30 MHZ PCS license for the same MTA in the March 1995 FCC auction and began offering PCS services in major markets, including MTA 006, during 1997. In addition, the FCC has continued to auction licenses for PCS services through 1997. This continued sale of spectrum to additional PCS providers, combined with competition from cellular providers, could result in competition from up to six wireless competitors in a particular market. In the face of such competitive pressures, CPC's principal methods of competition will include its ability to provide high quality technology and service, competitive pricing, as well as CPC's ability to capitalize on the strength of customers' loyalty to other well-known partners in the BellSouth Partnership, such as BellSouth, Duke Power and Carolina Power and Light.

    Funding of the BellSouth Partnership's operations began in the second quarter of 1995, and during 1995 the Registrant invested approximately $4.9 million in the BellSouth Partnership. The Registrant invested an additional $2.8 million and $1.1 million in 1996 and 1997, respectively. Its 1998 commitments are approximately $950,000, and its 1999 commitments are approximately $550,000 million. Construction of towers and transmitters began during 1996, and PCS service was first offered to the public by the Bell Partnership in July 1996.

    The Registrant experienced pre-tax losses in 1996 and 1997 of $1.8 million and $2.9 million, respectively, due to expected start-up costs. Losses associated with such start-up costs are currently projected to continue through 1999. Such projections are based on estimates of how long it will take to attract enough customers to cover start-up and operating expenses associated with the PCS network. Notwithstanding such losses, the Registrant believes the long-term outlook for PCS is positive.

    Each telephone company limited partner in the BellSouth Partnership has the option to partition its pre-defined service area. The Registrant's service area consists of Cabarrus, Stanly, Rowan and parts of Iredell Counties in North Carolina (the "PCS Service
Area"). Partitioning will involve CTC (the current holder of the partition option) purchasing the license for the PCS Service Area and any assets in place within that area at a purchase price expected to be between $12 million and $15 million, payable in full on the date of partition. Following partition, CPC would operate as a provider of PCS products and services within the PCS Service Area. At the time of partitioning, CPC's PCS network will be substantially built out throughout the PCS Service Area.

    During 1996, CPC opened retail outlets to sell PCS telephones in Concord and Statesville, and a third store began operations in Salisbury, North Carolina during the first quarter of 1997.
These new telephones are also being marketed and sold through CTC's offices.

                     CT WIRELESS CABLE, INC.

    On October 9, 1995, the Registrant organized CT Wireless as a wholly owned subsidiary to participate in the wireless cable television market in North Carolina. CT Wireless owns 48% of Wireless One of North Carolina L.L.C. ("WONC"). WONC was formed to develop and launch wireless cable systems in North Carolina. In October 1995, WONC entered into contracts with approximately 45 community colleges in North Carolina to provide wireless cable services in connection with leases between the schools and the FCC pertaining to certain educational channel rights within North Carolina. WONC later participated as a bidder in the Multi Channel Multipoint Distribution Service ("MMDS") auction in 1996, and was awarded MMDS channels in several markets throughout North Carolina.

    During January 1997, WONC and the University of North Carolina ("UNC") Center for Public Television entered into a contract granting WONC the exclusive rights to lease UNC's 40 granted channel frequencies, as well as frequencies to be granted pursuant to UNC's pending applications with the FCC (the "UNC Lease Agreement"). In consideration for the UNC channel leasing rights, WONC paid UNC $2.5 million upon execution of the UNC Lease Agreement, as well as a $500,000 advance on future royalty payments to be paid to UNC. Royalty payments are based on fees developed for the various markets served and applied to subscriber accounts. The UNC Lease Agreement is a key component of WONC's efforts to implement a statewide system of wireless cable television programming, and this contract improves WONC's competitive position in the North Carolina wireless cable television market. Wireless One, Inc. has estimated that the channel frequencies represented by all of the channel rights controlled by WONC, including the UNC channel rights, enable WONC to reach a total of 2 million line of site households in 11 markets throughout North Carolina.

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

    In 1977, BellSouth launched digital wireless cable systems in New Orleans, Orlando and Atlanta. The digital system offers more than 100 channels of high quality digital video and audio. In addition, during 1997 several wireless cable operators announced high-speed Internet services using wireless cable frequencies. Wireless One launched its high-speed Internet service in Jackson, Mississippi in the first quarter of 1998. In addition, in late 1997, the FCC initiated a proceeding to potentially expand the use of wireless cable frequencies for telephony and two-way data services. An Order is expected from the FCC in late 1998.

    Contingent on FCC approval, WONC could begin construction of wireless cable systems in 1999, with the first systems expected to be in operation during the latter half of 1999. Complete build out of the system is expected to take five years or longer. The Registrant's capital requirements in connection with its WONC investment were $1.4 million in 1996 and $3.2 million in 1997. Additional capital requirements associated with the WONC network are expected to be approximately $1 million in 1998.

                CT GLOBAL TELECOMMUNICATIONS, INC.

    In 1997, the Registrant acquired an 80% interest (increased to 100% in March 1998) in CTGT, which holds the Registrant's equity interest in Amaritel. Amaritel was formed early in 1997 for the purpose of constructing and operating domestic and international long-distance services, as well as local telephone services, in 111 communities representing approximately 25% of Mexico's population, border to border along the coast of the Gulf of Mexico and Mexico City. Amaritel expects to use a wide spectrum of technology, ranging from microwave to wired fiber distribution networks. Build-out of the system is expected to be approximately 300,000 lines over a five-year period and is expected to begin in the fourth quarter of 1998.

     Amaritel has entered into a $100 million bank credit facility with Nissho Iwai, which Amaritel intends to use to fund a portion of its facilities build-out and operations. The credit facility is secured in part by the Amaritel common stock held by CTGT, but is not otherwise secured or guaranteed by CTGT or the Registrant. Amaritel's ability to draw on the credit facility is contingent upon its raising approximately $50 million of additional equity capital, and there can be no assurance that Amaritel will be successful in doing so. Access to the credit facility and additional equity investment funds is necessary to implement Amaritel's business plan.

    CTGT entered into an Operating Agreement with Amaritel pursuant to which it will provide personnel and other services for the purpose of conducting Amaritel's day-to-day operations (e.g., network operation and maintenance, customer billing, sales and marketing, customer service, general administration and management). The fees to be paid to CTGT under the Operating Agreement are expected to offset CTGT's expenses related to providing those services. In addition, CTGT expects to provide approximately $1.5 million of additional capital to Amaritel in 1998.

    CTGT currently owns approximately 35% of the equity securities of Amaritel. However, if Amaritel is successful in raising additional equity in the future, CTGT expects its equity interest to be reduced to approximately 15%.

    CTGT was originally 80% owned by the Registrant and 20% owned by US Telecom Holdings, Inc. ("US Telecom"). On March 31, 1998,
CTGT acquired and cancelled the CTGT shares held by US Telecom, which resulted in CTGT becoming a wholly owned subsidiary of the Registrant. The $1.4 million purchase price was paid through the cancellation of a note in principal amount of $800,000 previously owed by US Telecom to the Registrant and the delivery of cash.
The Registrant has an additional note receivable from US Telecom in the principal amount of $1,551,851, which is secured by a first priority interest in 4,950.50 shares of Telco Investors II, Inc. owned by US Telecom and was due April 1, 1998. The Registrant expects to amend the maturity of this note.

                       RECENT INVESTMENTS

     Between 1993 and 1997, the Registrant invested approximately $6.18 million in the common stock of ITC Holding company, Inc. ("ITC Holding"). In October 1997, ITC Holding completed a corporate reorganization in which it transferred all of its assets and liabilities other than the stock of its then wholly owned subsidiary, ITC^DeltaCom, Inc. ("ITC^DeltaCom") to another subsidiary. The former ITC Holding then merged with and into ITC^DeltaCom, and the other subsidiary was renamed ITC
Holding company, Inc., which is the parent of a group of companies involved in a wide range of telecommunications activities. ITC^DeltaCom is a provider of local, long distance and other telecommunications services to mid-sized and major regional businesses in the southern United States, and also provides wholesale long-haul services to other telecommunications comapnies using its owned, operated and managed fiber optic network. As part of ITC Holding's reorganization, stockholders of the former ITC Holding received, in exchange for their shares of ITC Holding stock, shares of stock of the new ITC Holding and of ITC^DeltaCom completed its initial public offering of common stock. The Registrant owns approximately 4% and 3% of the outstanding equity securities of ITC Holding Company, Inc., and ITC^DeltaCom, Inc., respectively. At December 31, 1997, the Registrant's ownership interest in ITC^DeltaCom was recorded on the Registrant's financial statements at a market value of $14.04 million, with a tax basis of $3.45 million. The Registrant has recorded its equity interest in ITC Holding as of the same date at a cost basis of $3.45 million.

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

    In the middle of 1997 the Registrant began construction on the second building on this tract of property. It is identical to the building completed there during 1996. It will be occupied by the sales and Enterprise Groups of employees and is slated for completion near the end of the second quarter of 1998.

    During 1996, the Registrant renovated approximately 3,000 square feet of owned office space in Kannapolis, North Carolina. The CTC LDS telemarketing group moved into this space during the fourth quarter of 1996. Both the addition of the Customer Care Center and the relocation of the CTC LDS telemarketing group to the Kannapolis office freed additional office space at the Cabarrus Avenue headquarters facility.

    In November 1997, the Registrant purchased a one-third interest in 22.424 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King's Grant Development. This property may be used for future development if needed. The cost of this acquisition was $597,096.

    In the three years ended December 31, 1997, the Registrant has acquired property and built remote switching units in its
exchange areas.   During 1996, the Registrant installed a new
Nortel DMS 500 digital switch in downtown Charlotte, North Carolina at a cost of $2.2 million. The new switch was placed in service in October 1996, and is intended to expand the array of service offerings available from CTC LDS and reduce CTC LDS's monthly operating expenses. All of the Registrant's central office switching equipment is digital. In mid-1997, the Registrant began replacing CTC's digital switching platform by changing from AG switches to state-of-the-art Nortel DMS switches. This replacement process is expected to last approximately five years. In 1997, the Registrant also replaced the DOTS operator workstations used by CTC with TOPS workstations from Nortel.

    In connection with CPC's operations as a partner in the BellSouth Partnership and the launch of the Partnership's PCS network in the third quarter of 1996, the Registrant entered into two real property leases in 1996 for space to house CPC's retail outlets in Concord and Statesville, North Carolina. In 1997, the Registrant leased space for a third retail outlet in Salisbury, North Carolina. The Concord and Statesville leases are for terms of five years and three years, respectively, with annual rent obligations of $28,344 in Concord and $14,112 in Statesville.
The Salisbury lease is for a period of five years, at an annual rent obligation of $31,958, with an option to renew for five more years.

    As of December 31, 1997, 14% of the Registrant's telephone plant in service was represented by land, buildings and general equipment; 37% by central office equipment; and 49% by wires, cables, conduits, poles and related equipment. The connecting lines, poles, wires, cables and conduits and related equipment referred to above are located on streets and public highways owned by persons other than the Registrant, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

    In addition to the foregoing, the Registrant uses 112 motor vehicles in its operations.

    During 1997, a portion of the Registrant's physical property was subject to a certain Indenture of Mortgage and Deed of Trust dated August 1, 1958, as supplemented and amended, securing the Registrant's First Mortgage Bonds. This debt was retired on March 1, 1997, and the related liens were released.

Item 3. Legal Proceedings

    In December 1992, the Registrant was notified that it was a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at the Bypass 601 Groundwater Contamination Superfund Site (the "Site") in Concord, North Carolina. Previous investigations indicated that the Martin Scrap Recycling ("MSR") facility, which operated as a battery salvage and recycling facility from approximately 1966 to 1986, is one of the major sources of contamination. The MSR facility dealt in the recovery of scrap metal (mostly lead) from scrap vehicle batteries. The Registrant was named by the EPA as a PRP because it disposed old batteries and cable at the MSR facility.

    The Registrant, along with approximately 70 other companies (the "PRP Group"), has entered into a Consent Decree with the United States to clean up the Site. The companies also have agreed to reimburse the EPA for approximately $4 million in costs that have been incurred thus far at the Site.

    The EPA's original preferred remedy included stabilization of lead-contaminated soils and extraction and treatment of contaminated groundwater. The remedy was originally estimated to cost approximately $40 million and should take at least 10 years to complete. Based on data obtained by the PRP Group, however, the EPA modified the preferred remedy to eliminate groundwater extraction and to alter the soil remedy. The EPA has reduced the total estimated cost of this remedy to $12 million.

    The PRP Group has obtained funding from several other sources to reduce its costs at the Site. The federal government has contributed $4.75 million, reflecting the amount of batteries it sent to the Site. The EPA has agreed to pay approximately 30% of the cleanup costs out of the federal "Superfund", to reflect the number of PRPs that are no longer in business and therefore cannot pay their share. Also, the PRP Group has filed civil actions for contribution against more than 100 other parties.
All those actions have been settled, with net payments to the PRP Group of more than $2 million.

    The PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to the EPA's records, the Registrant sent a total of 446,412 pounds of batteries, wire and other waste material to the Site. The Registrant's total assessment thus far has been $45,713, which has been paid. Based on the progress of the cleanup thus far and the funds available from other sources to pay for the cleanup, the PRP Group does not expect that its members will be required to pay any additional amounts.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

    On July 24, 1997, the Board of Directors of the Registrant declared a stock split in the form of a one-for-two stock dividend payable August 29, 1997 to holders of record on August 1, 1997. All stock related figures set forth herein have been retroactively restated to reflect this change.

    Although there is no established trading market for the shares, a Charlotte-based brokerage firm is currently making a market as shares of the Class B Stock are offered for sale. During 1997, a known range of selling prices was $113 to $131 per share. The Registrant is aware of a sale by an individual on March 24, 1998 of 100 shares of Class B Stock at $131 per share.

    Dividends per share were declared quarterly and paid on both
Voting Common Stock and Class B Stock for the two previous years as follows:


                              1997              1996
          Quarter           Dividend          Dividend
          -------           --------          ---------

          First             $0.47             $0.46
          Second             0.47              0.46
          Third              0.48              0.47
          Fourth             0.48              0.47
                            -----             ------
                            $1.90             $1.86
                            =====             =====

          The approximate numbers of holders of each class of common equity of the Registrant as of February 28, 1998, were as follows:

     Title of Class of Stock       Number of Record Holders
     -----------------------       ------------------------
     Voting Common Stock                     296
     Class B Nonvoting Common Stock        1,451



Item 6.   Selected Financial Data


                             Years Ended December 31,
                     -----------------------------------------
                          1997         1996         1995
                     ------------  ------------   ------------
Condensed Statements
  of Income(1):
 Operating
  revenues           $78,483,514  $ 67,054,006   $ 60,417,351
 Operating
  expenses            58,390,372    51,349,967     43,201,065
                     ------------   -----------    -----------

   Net Operating
     Revenue          20,093,142    15,704,039     17,216,286
 Other income(2)       1,645,866     1,341,053      2,561,081
 Income taxes         (7,898,159)   (6,583,671)    (6,760,624)
                     ------------    ----------     ----------
 Net income           13,840,849    10,461,421     13,016,743
  Dividends on
   preferred
   stock                   73,073        92,535         93,135
                     ------------    ----------     ----------
 Earnings for
  common stock       $13,767,776    10,368,886     12,923,608
                     ============    ==========     ==========
Common Stock
  Data:  (3)
 Shares of
  common stock
  Year end             2,238,790      2,228,064      2,224,530
  Basic weighted
    average            2,236,188      2,227,184      2,248,383
 Per share of
  common stock
  Basic earnings         $ 6.16         $ 4.65         $ 5.83
  Dividends              $ 1.90         $ 1.85         $ 1.80
 Book value
  - year end              $43.21         $35.89         $33.53

Total Assets          $147,339,429 $115,063,963   $107,765,477

Long-Term Debt
  (excluding current
   maturities)        $ 11,239,000 $  2,014,000   $  4,074,000

 Redeemable Preferred Stock
  with Sinking Fund
  Requirements        $    150,000 $    162,500   $    175,000


Item 6.  Selected Financial Data, Continued




                        Years Ended December 31,
                     -----------------------------
                           1994        1993
                     ------------  ---------------
Condensed Statements
  of Income(1):
 Operating
  revenues           $ 55,129,895   $ 43,875,543
 Operating
  expenses             43,760,298     31,811,372
                      ------------    -----------
   Net Operating
     Revenue           11,369,597     12,064,171
 Other income(2)        1,663,687        176,919
 Income taxes          (4,688,936)    (4,282,180)
                      ------------    -----------
 Net income             8,344,348      7,958,910
  Dividends on
   preferred stock         93,948         93,562
                      ------------    -----------
 Earnings for
  common stock      $   8,250,400   $  7,865,348
                      ============    ===========
Common Stock
  Data:  (3)
 Shares of
  common stock
  Year end              2,213,681       2,214,395
  Basic weighted
    average             2,213,285       2,214,180
 Per share of
  common stock
  Basic earnings         $ 3.73         $ 3.56
  Dividends              $ 1.76         $ 1.73
 Book value
  - year end             $29.12         $26.92

Total Assets         $ 99,886,639     $ 91,938,360

Long-Term Debt
  (excluding current
   maturities)      $  4,714,000     $  6,331,000
 Redeemable Preferred
  Stock with Sinking
  Fund Requirements $     187,500     $    200,000

______________________

(1) During 1996, the Registrant reclassified access and settlement charges from an offsetting revenue account to an expense category on its 1996 consolidated statement of income. Amounts previously reported in the 1995, 1994 and 1993 consolidated statements of income have been reclassified to conform with the 1996 consolidated statement of income in this regard. Such reclassification has no effect on net income as previously reported.

(2) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312, relating to the discontinuance of SFAS No. 71.

(3) Per share data is based on the weighted average number of shares outstanding (including both Voting Common Stock and Class B Stock) during the respective periods after giving retroactive effect to the 25% stock distribution granted on September 1, 1994, the 2 for 1 split effective May 3, 1996 and the 1 for 2 split effective August 1, 1997. Dividends declared per common share have been restated to give retroactive effect to the above mentioned stock distributions.




Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

THE FOLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN
CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE
REGISTRANT AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS
REPORT.


LIQUIDITY AND CAPITAL RESOURCES

 The Registrant had net cash provided by its operating activities of $21.2 million, $22.4 million and $20.3 million in 1997, 1996 and 1995, respectively. In 1997, the Registrant used cash flows from operations and existing cash, cash equivalents, short-term investments and borrowing on a line of credit to fund
(i) capital expenditures of $21.6 million pertaining to ongoing plant construction projects, (ii) purchases of investments in affiliates of $11.1 million, (iii) purchases of investment securities of $400,000, (iv) dividends of $4.3 million and (v) principal payments of $2,215,000 to retire long-term debt.

 The Registrant has significant cash requirements due to growth in its service area and the need to modernize its existing plant and equipment. Capital expenditures in 1997 included a new Nortel DMS 100/200 switch at the Concord Exchange, a new operator position system, a new building and substantial investment in outside plant, including poles, aerial cable and buried cable. The Registrant's planned capital expenditures in 1998 are approximately $20 million. Of this amount, approximately $8.0 million is for improvements in CTC's and CTC Exchange Services' switching facilities, including the replacement of certain elements of CTC's switching platform with a new Nortel DMS switching platform. This replacement process began in mid-1997 and will continue over a period of approximately five years. Approximately $7.7 million of the Registrant's planned capital expenditures is for outside plant and circuit additions and improvements to include the placement of six Nortel remote switching nodes, and another $4.3 million is for other telecommunications assets. Actual capital expenditures were $21.6 million in 1997, $24.1 million in 1996 and $16.1 million in 1995.

 Other anticipated uses of cash in 1998 include additional
investments in affiliates.   In addition, the Registrant expects
to spend approximately $1 million in 1998 for wireless cable investments and plant and equipment associated with CT Wireless Cable and the WONC wireless cable television network. Most of the Registrant's planned investment in CT Wireless Cable in 1998 will be to enable WONC to acquire the rights to lease certain channel frequencies from UNC pursuant to WONC's agreement with UNC.

 In the event CTC elects during 1998 to exercise its right to partition out certain territories for which the Registrant has invested in the Bell South Carolinas PCS Limited Partnership, the resulting cost in the last quarter of 1998 is expected to be between $12 million and $15 million.

 During 1997, the Registrant generated $21.2 million in cash from operations. During the same period, approximately $27.9 million was utilized for plant additions and other investment activities and $4.5 million was generated from financing activities, resulting in negative working capital of $2.2 million at fiscal year-end. As of December 31, 1997, the Registrant had short-term investments of $168,979, and two unsecured available lines of credit totaling $18.5 million. One of the Registrant's lines of credit is in the amount of $15 million from Rural Telephone Finance Corporation ("RTFC") and the remaining $3.5 million line of credit is from First Charter National Bank. At December 31, 1997, the Registrant had used $10 million of the line of credit from RTFC. The current interest rate is 7.25%. Depending primarily upon the Registrant's level of purchases of investments in affiliates, its growth in local business and expansion of its long distance and competitive local exchange carrier businesses in 1998, management may seek additional bank financing in 1998 to fund such activities.

 At December 31, 1997, the Registrant had outstanding long-term debt of $11,239,000. RTFC holds $10,000,000 of this amount. The balance of long-term debt is held by a North Carolina bank at 7.25% interest with equal quarterly installments of principal and interest until 2001. Annual maturities of the long-term debt outstanding for the five-year periods subsequent to December 31, 1997, are as follows: $620,000 in 1998; $10,620,000 in 1999;
$620,000 in 2000; and $154,000 in 2001.

 As a limited partner of the BellSouth Partnership, the Registrant has committed to make certain payments to the Partnership for its pro rata share of PCS license fee and network expenditures for the purpose of constructing and operating PCS Services. The Registrant estimates that its total obligations in this regard will be approximately $9.1 million over the four-year period ending in 1998. During 1997, the Registrant expended approximately $1.3 million in connection with its limited partner status in the BellSouth Partnership. The Registrant's 1998 commitments are approximately $427,900.

 On March 14, 1994, the Registrant entered into a consent decree known as the MSR Site Remediation Agreement with the United States EPA and other PRP's, all as described in Item 3, above. A Trust has been established and amounts will be paid periodically to this fund for disbursement as the need for moneys arises. The Registrant expects this amount will not be material.

 The Registrant anticipates that all of the capital requirements in 1998 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and currently available lines of credit. If additional funds are required during 1998, management expects that such funds will be raised by through additional bank borrowings.

RESULTS OF OPERATIONS

1997 Compared to 1996

 Operating revenues increased $11,429,508 or 17.05% for the year ending December 31, 1997 compared to 1996. This increase was primarily attributable to local service, long distance service, PCS service and business system sales. However, all categories showed increases.

 Local service revenues, from the provision of telephone exchange services, increased $4,482,363 or 18.1% during 1997 compared to 1996. This growth arises primarily from increased demand for local services due to growth in the CTC Service Area. Nearly 5,700 new access lines were connected to the network in 1997, bringing the total number of local access lines in CTC's three-county service area to 102,221. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

 Long distance service revenues are derived principally from providing long distance communication between designated areas. Network access service revenues are derived from other carriers for their use of the Registrant's local network to complete long distance calls. Access and toll revenues increased $3,224,489 or 10.2% during 1997 compared to 1996. This increase is the result of increased sales and marketing efforts by CTC LDS and increased calling volume by the interexchange carriers.

 Toll revenues in the intra-LATA markets decreased due to the new Rate Plan implemented in September. This was expected due to the rate structure which moved toll revenues to the local revenues area. This reduction, however, is unquantifiable and is relatively small when compared to total revenues.

 Other and unregulated revenues increased $3,781,338 or 34.4% during 1997 compared to 1996. This increase is made up of increased directory advertising of approximately $603,545, increased Internet revenues of approximately $411,437, a $1,424,580 increase in business system sales, a $282,808 increase in PCS telephone system sales and a $473,518 increase in inside wire maintenance revenue. The Registrant is placing more emphasis on non-regulated areas of operations and expects non-regulated income to increase in 1998.

 Operating expenses, exclusive of depreciation, increased $7,533,122 or 18.3% during 1997 compared to 1996. Plant specific expenditures increased $5,061,789 or 25.3%. This increase results from an increase of $1,478,813 in DCS service expense and cost of goods sold associated with the CT Wireless, Inc. subsidiary; an increase in access expense of $1,648,041 due to additional sales of toll services; and an increase of $697,164 relating to business systems cost of goods sold. The remaining increase is primarily expenses associated with an increase in outside contractor cost relating to the replacement of SPN poles and increased expenditures in telephone plant due to growth.

 Corporate and customer operations expense increased $1,451,333 or 6.8% during 1997 compared to 1996. Approximately $793,824 or 54.7% relates to costs associated with additional sales and marketing efforts in long distance services and $587,313 or 40.5% related to PCS sales and marketing efforts. Another $201,626 of this amount related to additional expenditures in customer service operations.

 Other income decreased $1,934,232 or 144% in 1997, compared to 1996. This decrease was primarily attributable to the Registrant's pro rata share of the BellSouth Partnership's losses experienced in connection with start-up costs associated with the PCS network, which became operational during the third quarter of 1996. These losses were partially offset by higher income in 1997 over 1996 as a result of the equity in earnings of the Registrant's investment in the Alltel Mobile Partnership providing cellular communications services in North Carolina RSAs 4/5 and 15. Losses associated with start-up costs in connection with the BellSouth Partnership PCS network are currently projected to continue through 2001. Such losses in 1998 are expected to approximate losses experienced in 1997; however, if actual PCS sales exceed the Partnership's forecasted sales, losses could be greater. Management expects losses associated with the BellSouth Partnership to begin to decline in 1999.

 Other expenses, principally interest, increased $280,163 in 1997 compared to 1996. This increase was primarily from additional interest paid on loans outstanding.

 In January 1997, the Registrant offered an early retirement program to 29 CTC employees. Twenty-eight of those eligible accepted the early retirement package and the Registrant recorded an additional expense of $1,020,000 in connection with its obligations under this program.

 Depreciation expense decreased $492,717 during 1997 compared to 1996. This decrease resulted from a reclassification of circuit equipment amounts into the Central Office switching category and recalculating previously recorded depreciation expense at the lower rates used for switching equipment. The reduction of depreciation expense due to reclassification is $736,971. The Registrant also recorded additional depreciation of $600,000 during the same period of the prior year, as authorized by the NCUC. Without these factors, this expense would have increased by $844,254, which would be expected due to the increased depreciable plant balances.

 For the reasons set forth above, the Registrant's net income before extraordinary item in 1997 increased $1,140,383 or 10.9% compared to 1996. Considering the extraordinary item arising from the discontinuance of SFAS 71, 1997 net income increased $3,379,428 compared to 1996. With the rapid pace of change in the telecommunications industry caused by deregulation and advancing technology, management expects operating expenses to increase. It also expects operating losses in newly established business ventures to continue but at a reduced rate. Management believes that expenditures in telephone plant construction, switching, marketing and advertising will continue to cause increases in operating costs, but it believes these expenditures are necessary to its long term profitability and growth.

1996 Compared to 1995

 During 1996, the Registrant reclassified access and settlement charges from an offsetting revenue account to an expense category on its 1996 consolidated statement of income. Amounts previously reported in the 1995 consolidated statement of income have been reclassified to conform with the 1996 consolidated statement of income in this regard. Such reclassification has no effect on net income as previously reported.

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

 CTC LDS's marketing and sales efforts in 1996 led to the addition of more than 7,000 new customers. The installation of CTC LDS's new Nortel DMS 500 switch in the fourth quarter of 1996 enabled CTC LDS to begin marketing and selling long distance service to new markets beyond CTC's core three-county service area. These efforts commenced in Mecklenburg County in 1996 and continued throughout North Carolina in 1997. In addition, CTC LDS received approval in the first quarter of fiscal 1997 to market long distance services in South Carolina and Virginia.

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

 Access charge reforms were approved by the FCC in 1997. This approval resulted in a reduction in the access charge rates which local telephone companies can charge long distance carriers.
Such a reduction in permitted access charge rates would have a negative impact upon future CTC access revenues, but this impact would be at least partially offset by corresponding CTC LDS cost savings attributable to lower access charges.

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

 Depreciation expense decreased $1,863,288 or 15.6% during 1996, compared to 1995. This amount includes a special amortization of $574,363 recorded under authority of the NCUC as additional amortization relating to certain telephone plant accounts.
During 1995, a special amortization was recorded in the amount of $3,708,000. Without the special amortizations recorded to depreciation expense in 1996 and 1995, depreciation and amortization would have increased $1,270,349 in 1996, which is a result of an increased depreciable asset base.

 Other income decreased $1,220,028 or 47.6% in 1996, compared to 1995. This decrease is primarily attributable to the Registrant's pro rata share of the BellSouth Partnership's losses experienced in connection with start-up costs associated with the PCS network which became operational during the third quarter of 1996. These losses were partially offset by higher income in 1996 over 1995 as a result of the equity in the earnings of the Registrant's investment in the Alltel Mobile Partnership providing cellular communications services in North Carolina RSAs 4/5 and 15.

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

OTHER EVENTS

VNET Acquisition

 On March 13, 1998, the Registrant announced that it had signed a nonbinding letter of intent to acquire G-A Technologies, Inc., doing business as VNET Access ("VNET"). VNET is a regional provider of Internet services headquarters in Charlotte, North Carolina. The acquisition would be effected through the tax-free merger of VNET into a wholly owned subsidiary of the Registrant and would be accounted for as a purchase. The resulting subsidiary of the Registrant would continue to offer services under the VNET brand name. All consideration payable to the VNET shareholders would be in the form of Class B Stock.

 Completion of the acquisition is contingent upon execution of a definitive merger agreement, approval of the VNET shareholders, certain regulatory approvals and satisfaction of other conditions typical of such transactions. There can be no assurance that the acquisition will be consummated. If completed, the acquisition of VNET will not materially affect the Registrant's operations or financial condition.

New Rate Plan

 Effective September 1, 1997, CTC began operation under the new Rate Plan. Although the Registrant's new rate structure under the Rate Plan reflects an increase for the cost of basic service, other changes in the Rate Plan offset these increases for many customers. Overall, the new rate structure did not materially impact the Registrant's revenues in 1997 and is not expected to materially impact revenues in 1998 or future years. By submitting its price regulation filing, the Registrant has agreed to open its markets to competition for local dial tone service, on the condition that the Registrant is allowed to "rebalance" or adjust its rates at the same time. Although the competitive pressures of opening its markets to competition from other local telephone service providers may lead to reductions in the Registrant's future local service revenues, management believes that by rebalancing its local service rates, it can compete in emerging markets and continue to sustain local rates at levels that are affordable for customers. See "Item 1. Business" for additional information regarding the Rate Plan.

1996 Telecommunications Act

 On February 8, 1996, the Telecom Act was enacted into law.
Among its numerous other effects, the Telecom Act opens local telephone markets to competition. Although the precise impact of the Telecom Act will not be known until additional progress is made by the FCC in its ongoing rule making efforts, it is clear that the Registrant will encounter increasing competition in virtually all of its markets, including local dial tone and long distance service through the remainder of the 1990s. By implementing the new Rate Plan, the Registrant has taken a proactive step towards opening its markets to competition for local dial tone service. While there can be no assurances that the Registrant will be able to maintain its present levels of profitability in this emerging competitive environment, management believes that its ongoing investments in its network, including the installation of digital switches and other equipment, combined with greater flexibility in setting prices, will enable the Registrant to compete more effectively by providing enhanced services at affordable rates. See "Item 1. Business" for additional information regarding the Telecom Act.

ACCOUNTING CONSIDERATIONS

 As described in Note 13 to the Consolidated Financial
Statements of the Registrant, the Registrant discontinued applying Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," as of April 1, 1997. The Registrant determined that it no longer met the criteria for following FAS 71 due to changes in the manner in which the Registrant is regulated and the heightened competitive environment. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under FAS 71 for the current year.

YEAR 2000 CONSIDERATIONS

 The Registrant is in the process of identifying the business issues associated with the Year 2000 that impact information systems both internally and in relation to its external customers, suppliers and other business associates. Factors considered in the assessment of the business issues involved with the Year 2000 include the evaluation of internal compliance capabilities, significant customers' and vendors' compliance plans and the compliance plans and status for businesses in which the Registrant has investments.

 The Registrant has identified a management team, representing all significant areas of operation, with the responsibility of addressing business issues associated with the Year 2000. Based on its efforts to date, management believes that evaluation of the Registrant's Year 2000 compliance and any modifications or conversions will be completed well before the end of fiscal year 1999. Although the Registrant has not yet completed its evaluation, management does not believe that any material exposures or contingencies exist with respect to its internal information systems and is not aware of any material exposure or contingency related to its external business affiliates.

FORWARD-LOOKING STATEMENTS

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

 Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecom Act, and related state and federal legislation and regulations, (2) the Registrant's ability to successfully implement the Rate Plan, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Registrant's ability to effectively manage rapid changes in technology and (6) whether the Registrant can effectively respond to the actions of its competitors.

Item 8.    Financial Statements and Supplementary Data

 A document, which includes independent auditors' (KPMG Peat
Marwick LLP) report dated February 27, 1998 entitled:

                             ITEM 8
      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 SCHEDULE AND AUDITORS' OPINION
               ANNEXED TO ANNUAL REPORT FORM 10-K
                      FOR THE THREE YEARS
                    ENDED DECEMBER 31, 1997
                               OF
                    CT COMMUNICATIONS, INC.

is attached hereto and is filed as a part of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

 None.
                             PART III

Item 10.   Directors and Executive Officers of the Registrant

 Set forth below is (a) the name, age, principal occupation of each director and executive officer of the Registrant, (b) the name and principal business of the company by which such person is employed, (c) the period during which such person has served as a director of the Registrant, (d) all positions and offices that such person holds with the Registrant, and (e) such person's directorships in other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or companies registered as an investment company under the Investment Company Act of 1940. All positions, offices or occupations so indicated have been held for at least the past five years, unless otherwise indicated.

L. D. Coltrane, III - Age 79 - Chairman of the Board. Mr. Coltrane served as President of First Charter National Bank for more than five years. He has served as a director since 1965. In 1973, he was elected Assistant Secretary and Assistant Treasurer and in 1974, Assistant to the President. At the February 27, 1986 Board of Directors meeting, Mr. L. D. Coltrane III was elected to President of the Registrant to succeed his father, L. D. Coltrane, Jr., who died on December 16, 1985. He is the father of Michael R. Coltrane.

Michael R. Coltrane - Age 51 - President, Chief Executive
 Officer, Director. Mr. Coltrane is the son of Mr. L. D. Coltrane III. Prior to joining the Company on February 1, 1988, Mr. Coltrane had served as Executive Vice President of First Charter National Bank for more than six years and Vice President of a large regional bank for more than ten years. Mr. Coltrane is a director of U.S. Telecom Holdings, Hilton Head Island, South Carolina; Access/On Multimedia, Concord, North Carolina; and First Charter Corporation, Concord, North Carolina. He was elected a director of the Registrant April 28, 1988.

Jerry H. McClellan - Age 66 - Director.  Mr. McClellan retired as
 Executive Vice President and General Plant Manager on February 1, 1996, although he continues to serve as director. He served with the Registrant since 1949 and as a director since 1984.
 Mr. McClellan was elected Executive Vice President in 1985.

Phil W. Widenhouse - Age 72 - Director. Mr. Widenhouse retired as Executive Vice President of the Registrant on July 1, 1992, although he continues to serve the Registrant as a director. He has served with the Registrant since 1949 and as a Director since 1952. Mr. Widenhouse was elected Executive Vice President in 1971 and served as Treasurer from 1973 to 1990. He is Chairman of the Audit Review Committee and a member of the Board Committee on Compensation. Mr. Widenhouse is a director of Carolina First Bancshares, Inc., Lincolnton, North Carolina.

Mr. John R. Boger, Jr. - Age 68. Director. Mr. Boger was elected a director April 27, 1978 and serves as General Counsel for the Registrant. Mr. Boger is a practicing attorney with the firm of Williams, Boger, Grady, Davis and Tuttle. He is Chairman of the Board Committee on Compensation and a member of the Audit Review Committee. Mr. Boger is a director of Carolina First Bancshares, Inc., Concord, North Carolina.

Mrs. Betty Gay Bivens - Age 81. Director Emeritus. Mrs. Bivens was elected a director by action of the Board of Directors on January 23, 1986. Mrs. Bivens is the daughter of Mr. L.D. Coltrane, Jr., the sister of L.D. Coltrane III and the aunt of Michael R. Coltrane. Mrs. Bivens retired from the Board of Directors on August 22, 1996. Prior to retiring, she served as a member of the Board Committee on Compensation and the Audit Review Committee. Mrs. Bivens is a private investor.

Mr. Ben F. Mynatt - Age 65. Director. Mr. Mynatt was elected a director by action of the Board of Directors on August 23, 1994. Mr. Mynatt is a member of the Board Committee on Compensation. He is owner of Ben Mynatt Chevrolet Inc. in Concord, North Carolina. Mr. Mynatt serves as a trustee of Rowan-Cabarrus Community College, Salisbury, North Carolina and Wingate University, Wingate, North Carolina.

Mr. O. Charlie Chewning - Age 62. Director. Mr. Chewning was elected a director by action of the Board of Directors on August 22, 1996. Mr. Chewning was the Senior Partner of the Carolinas Offices from June 1993 to December 1994 for the accounting firm of Deloitte & Touche LLP, Charlotte, North Carolina. Prior to that, he was the Office Managing Partner for the Charlotte office of Deloitte & Touche LLP. He is a member of the Audit Review Committee.

Mr. Samuel E. Leftwich - Age 67. Director. Mr. Leftwich was elected a director by action of the Board of Directors on August 22, 1996. He is the retired Chairman of the Board of Centel Corporation, a telecommunications company located in Chicago, Illinois. Mr. Leftwich served as Chairman of Centel Corporation from January 1990 until December 1992. He is a member of the Board Committee on Compensation.

Mr. Thomas A. Norman - Age 57 - Senior Vice President, Assistant
 Secretary. Mr. Norman was employed by the Registrant in September 1995. He was formerly employed by Sprint/Centel of Illinois, Des Plains, Illinois. He was Vice President/General Manager at Sprint/Centel prior to joining the Registrant, having served in various capacities during his 30 year telephone career. He was elected to Senior Vice President of Operations and Engineering and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

Mr. Nicholas L. Kottyan - Age 43 - Senior Vice President,
 Assistant Secretary. Mr. Kottyan was employed by the Registrant in December 1994 to serve as President-Chief Operating Officer of Carolinas PCS Inc. He was formerly President of Teledial America of North Carolina, Inc. since 1991 and President of Phone America of Carolina Inc. from 1987 to 1991. Mr. Kottyan was named Vice President of Marketing and Customer Operations on May 15, 1995. He was elected to Senior Vice President of Marketing and Customer Operations and Assistant Corporate Secretary by action of the Board of Directors on December 14, 1995.

Mr. Barry R. Rubens - Age 38 - Senior Vice President and Chief
 Financial Officer, Secretary, Treasurer. Mr. Rubens was employed by the Registrant in October 1992 as Regulatory Affairs Manager.
 He formerly was a management consultant with the accounting firm of Ernst & Young, Washington, D.C. Mr. Rubens served for eleven years in that capacity. He was elected to Senior Vice President of Finance and Assistant Corporate Secretary by action of the Board of Directors December 14, 1995, and was subsequently made
 Corporate Secretary in February 1996.

Mr. Kenneth R. Argo - Age 64 - Vice President, Chief Information
 Officer. Mr. Argo was employed by the Registrant in April 1983 as Vice President - Controller. He was elected Vice President, Chief Information Officer by action of the Board of Directors on October 26, 1995.

Ms. Catherine A. Duda - Age 45 - Senior Vice President. Ms. Duda was employed by the Registrant in December 1995 as Vice President - Marketing. Prior to joining the Registrant, Ms. Duda was Vice President - Communications from April 1994 to September 1995, and Vice President - Staff Group from February 1993 to April 1994, for Frontier Corporation, a telecommunications company in Rochester, New York. Prior thereto, Ms. Duda was President from August 1988 to February 1993 for Vista Telephone, a telecommunications company in Burnsville, Minnesota. Ms. Duda was elected to Senior Vice President of the Registrant's Services Group by action of the Board of Directors on October 16, 1996.

 The current directors of the Registrant were elected at the annual stockholders' meeting held on April 24, 1997 and will serve until the next election scheduled for April 23, 1998.

 Outside directors receive $5,000 as an annual retainer and $500 per meeting. The Chairman receives $5,500 as an annual retainer and $550 per meeting. Committee chairmen receive $300 per meeting and committee members $250. For meeting by telephone conference call, Board members receive $100 and committee members $50.

 The 1996 Director Compensation Plan (the "1996 Plan") reserves 11,250 shares of Class B Stock for issuance to non-employee Directors who elect to receive part or all of their compensation (including regular meeting, committee meeting and annual retainer fees) in Class B Stock instead of cash. Pursuant to the 1996 Plan, dollar values for the retainer and any accumulated meeting fees are added together, and this amount is converted to a number of shares based on fair market value at the time of meetings. Payments in Class B Stock are made annually following the election of directors. Any fractional shares will be rounded up to whole shares when issued.

Item 10A.  Section 16(a) Beneficial Ownership Reporting
           Compliance

 Pursuant to Section 16 of the Exchange Act, directors and executive officers of the Registrant are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Voting Common Stock and Class B Stock. The Registrant is aware of one late filing of Form 4, promulgated under Section 16, by Mr. Thomas A. Norman with regard to beneficial ownership as a result of purchase of 100 shares of the Voting Common Stock during the first quarter of 1997. To the Registrant's knowledge, based solely on its review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, the directors and executive officers of the Registrant complied with all other filing requirements.



Item 11.            Executive Compensation

Summary Compensation Table

    The following Summary Compensation Table indicates for the past three years the compensation of the Chief Executive Officer and the four additional most highly compensated executive officers (other than the chief executive officer) of the Registrant in 1997 (the "named executive officers").


                                  Annual Compensation
                    -------------------------------------------
                                                     Other
Name and                                             Annual
Principal                       Salary    Bonus   Compensation
Position             Year       ($)(1)    ($)(2)     ($)(3)
---------           ------     --------  -------  -------------

Michael R. Coltrane   1997     $220,000 $ 86,680   $      0
 President and        1996      200,000   34,538     18,634
 Chief Executive      1995      164,777   25,000     15,790
 Officer

Barry R. Rubens       1997      152,006   47,262           0
 Senior Vice          1996      130,000   62,178           0
 President            1995      125,142    5,268           0

Nicholas L. Kottyan   1997      160,006   61,430           0
 Senior Vice          1996      135,000   33,405           0
 President            1995      127,402        0           0

Thomas A. Norman      1997      125,000   41,938           0
 Senior Vice          1996      119,000   16,885           0
 President(6)         1995       62,505        0           0

Catherine A. Duda     1997      120,000   31,432           0
 Senior Vice          1996      101,923    6,662           0
 President(7)         1995            0        0           0



Summary Compensation Table, continued



                                    Long Term
                                   Compensation
                           ------------------------
                           Restricted  Securities   All Other
Name and                     Stock     Underlying  Compensation
Principal Position   Year   Awards(4) Options/SAR's   ($)(5)
-------------------  ----  ---------- ------------- ------------

Michael R. Coltrane   1997  $ 172,163   $ 2,817      $ 11,333
 President and Chief  1996     21,828         0         5,627
 Executive Officer    1995          0     4,500         9,149

Barry R. Rubens       1997     59,385     1,281        10,323
 Senior Vice          1996     10,272         0         2,265
 President            1995          0     2,250         4,052

Nicholas L. Kottyan   1997     50,611     1,330         6,622
 Senior Vice          1996     10,593         0         4,603
 President            1995          0     2,250             0

Thomas A. Norman      1997     66,447     1,272         8,712
 Senior Vice          1996      3,531         0         1,116
 President(6)         1995     21,060     3,150            92

Catherine A. Duda     1997     25,038       493         5,356
 Senior Vice          1996          0       450           161
 President(7)         1995          0         0             0

--------------------
(1) Amounts shown include cash and non cash compensation received by the executive officer.
(2) An annual bonus has been a long standing tradition of the Registrant. However, approval to pay this bonus is required from the Board of Directors each year. Upon reaching certain economic goals, the Board may award additional amounts at its discretion.
(3) Gain from the exercise of stock options.
(4) Represents the value of shares of restricted stock granted under the Registrant's 1995 Restricted Stock Award Program (the "RSAP").
(5) Amounts represent Registrant's matching contributions to the Employee's Savings Plan as well as contributions by the Registrant with respect to term life insurance.
(6) Mr. Norman was employed by the Registrant on September 1,
    1995.
(7) Ms. Duda was employed by the Registrant on December 18, 1995.

Stock Benefit Plans

    The Registrant has in effect the Comprehensive Stock Option Plan (the "Comprehensive Plan") pursuant to which the Registrant may grant stock options to certain key employees of the Registrant and its subsidiaries. During 1997, options to purchase an aggregate of 8,489 shares of Class B Stock were granted under the Comprehensive Plan, of which options to purchase an aggregate of 7,193 shares of Class B Stock were granted to named executive officers. No options were exercised by named executive officers in 1997 under the Comprehensive Plan.

    The Registrant also has in effect the 1989 Executive Stock Option Plan (the "1989 Plan"). No options were granted to or exercised by named executive officers in 1997 under the 1989 Plan. Pursuant to the 1989 Plan, no additional options may be granted, and options outstanding at year-end are exercisable in 1998.

    The Registrant adopted the CT Communications, Inc. Omnibus
Stock Compensation Plan (the "Omnibus Plan") effective April 24,
1997. No options were granted to or exercised by named executive officers in 1997 under the Omnibus Plan.

    The following table sets forth information regarding options granted to the executive officers named in the Summary
Compensation Table during 1997. No free-standing stock appreciation rights ("SARs") were granted to executive officers during 1997.


        OPTION/SAR GRANTS IN LAST FISCAL YEAR

             Individual Grants(1)
----------------------------------------------

                    Percent of
                       Total
          Number of   Options/
         Securities     SARs             Market
        Underlying  Granted to Exercise Price on
         Options/    Employees  Or Base  Grant   Expira-
           SARs          In      Price    Date    tion
Name     Granted(#) Fiscal Year  ($/Sh)   ($)     Date
-------- ---------  ----------- ------- ------- ------
Michael R.
 Coltrane    2,817     33.18%    71.33  116.67  2/28/07

Barry R.
 Rubens      1,281     15.09%    71.33  116.67  2/28/07

Nicholas L.
 Kottyan     1,330     15.67%    71.33  116.67  2/28/07

Thomas L.
 Norman      1,272     14.98%    71.33  116.67  2/28/07

Catherine A.
 Duda          493      5.81%    71.33  116.67  2/28/07




Option/SAR Grants in Last Fiscal Year, continued

                         Potential Realizable Value at Assumed
                      Annual Rates of Stock Price Appreciation
                                    For Option Term
                     ------------------------------------------

Name                      0%($)       5%($)       10%($)
-------------        ------------  -----------   ------------

Michael R. Coltrane   127,722.78    334,406.07    651,515.76
Barry R. Rubens        58,080.54    152,067.51    296,269.68
Nicholas L. Kottyan    60,302.20    157,884.30    307,602.40
Thomas A. Norman       57,672.48    150,999.12    294,188.16
Catherine A. Duda      22,352.62     58,524.03    114,021.04

(1) All options were granted under the Comprehensive Plan. All options vest 25% per year beginning on February 28, 1999.


    The following table sets forth information regarding the exercise of stock options during 1997 by the executive officers named in the Summary Compensation Table and the value of such executive officer's unexercised stock options held at fiscal year end (including options outstanding under the Comprehensive Stock Option Plan, the 1989 Plan and the Omnibus Plan).


            Aggregated Option/SAR Exercises in Last
        Fiscal Year and Fiscal Year-End Option/SAR Values


                                   Number of Securities
             Shares               Underlying Unexercised
            Acquired                   Options/SARs
               On       Value     At Fiscal Year-End(#)
             Exercise  Realized   --------------------------
Name           (#)      ($)(1)    Exercisable  Unexercisable
--------   ----------  ---------  -----------  -------------
Michael R.
 Coltrane       0      $   0         5,624         2,817
Barry R.
 Rubens         0          0         3,262         1,281
Nicholas L.
 Kottyan        0          0         3,150         1,330
Thomas A.
 Norman         0          0         3,150         1,272
Catherine A.
 Duda           0          0           450           493




Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values, Continued

                          Value of Unexercised
                       In-the-money Options/SARs
                        At Fiscal Year-End ($)(2)
                        -------------------------
Name                    Exercisable Unexercisable
------------            ----------- --------------

Michael R.Coltrane         $359,312   $168,090
Barry R. Rubens             212,054     76,437
Nicholas L. Kottyan         203,360     79,361
Thomas A. Norman            198,158     75,900
Catherina A. Duda            26,852     29,417


(1)      Based on market value at time of exercise.

(2) Based on the last known selling price of $131.00 at December 31, 1997.

         The Registrant has in effect the 1995 Employee Stock Purchase Plan (the "1995 ESPP") and the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). During 1997, the Registrant did not sell any additional shares of Class B Stock to employees under the 1995 ESPP but sold 5,355 shares at $120 per share under the 1997 ESPP.

         The Registrant also has in effect the 1995 Restricted
Stock Award Program.   A total of 6,869 restricted shares of
Class B Stock with a weighted average fair value of $76.00 were granted in 1997 pursuant to the RSAP. In accordance with the terms of the RSAP, such restricted shares were granted to key employees and subsidiary employees of the Registrant who achieved
certain performance goals.    Pursuant to the RSAP, these shares
remain subject to certain transferability restrictions for specified periods of four or ten years (the "Restricted Period"). Recipients of restricted stock under the RSAP are entitled to receive any cash dividends made with respect to such shares of restricted stock prior to the end of the Restricted Period. The number and value of the aggregate restricted stock holdings of the named executive officers as of December 31, 1997 were as follows: Michael R. Coltrane -- 2,719 shares ($356,189);
Barry R. Rubens -- 1,156 shares ($151,436); Nicholas L. Kottyan -- 857 shares ($112,267); Thomas A. Norman -- 1,494 shares ($195,714); and Catherine A. Duda -- 494 shares ($64,714)

Employment Agreements

         The Registrant entered into Change in Control Agreements (the "Agreements") with Michael R. Coltrane, Barry R. Rubens, Nicholas L. Kottyan, Thomas A. Norman and Catherine A. Duda, which provide that upon the occurrence of a Change of Control in the Registrant the executives will receive additional compensation for a period of 35 months following such Change in Control. The executives entering into such Agreements also would be entitled to receive additional medical and other fringe benefits for a period following a Change in Control. In consideration for entering into the Agreements, the executives entered into covenants not to compete and not to disclose confidential information.

SERP

         The Registrant established a Supplemental Executive Retirement Plan (the "SERP") to provide additional benefits for key executive employees. These employees include Michael R. Coltrane, Barry R. Rubens, Nicholas L. Kottyan, Thomas A. Norman and Catherine A. Duda. The SERP is intended to provide an aggregate income placement ratio of 60% of such employee's pre-retirement average compensation when taking into account the Registrant's pension benefit plan and Social Security.

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

                       Pension Plan Table*


                  Estimated Annual Benefits Payable
5-year Average       Upon Retirement With Years of
 Annual Pay           Creditable Service Indicated
            ----------------------------------------------
              15      20      25      30      35     40
            ------  ------  ------  ------  ------  ------
$  50,000  $10,200 $13,600 $17,000 $20,400 $23,800 $26,550
   75,000   16,763  22,350  27,938  33,525  39,113  43,238
  100,000   23,325  31,100  38,875  46,650  54,425  59,925
  125,000   29,888  39,850  49,813  59,775  69,738  76,613
  150,000   36,450  48,600  60,750  72,900  85,050  93,300
  175,000   43,013  57,350  71,688  86,025 100,363 109,988
  200,000   49,575  66,100  82,625  99,150 115,675 126,675
  225,000   56,138  74,850  93,563 112,275 130,988 143,363
  250,000   62,700  83,600 104,500 125,400 146,300 160,050

*Assuming a normal retirement date of 12/31/97.

    As of December 31, 1997, the credited years of service and compensation covered by the Pension Plan, for each named executive officer, were approximately as follows: Mr. Coltrane -- 10 years ($149,350), Mr. Kottyan -- 3 years ($145,219),
Mr. Rubens -- 5 years ($123,607), Mr. Norman -- 3 years ($128,015) and Ms. Duda -- 2 years ($128,791). Under the terms of the Pension Plan, Messrs. Kottyan and Norman and Ms. Duda will not have any vested benefit until each of them attains 5 years of service with the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management

    The following table presents information as of January 31, 1997 regarding the beneficial ownership of the equity securities of the Registrant of (i) all current directors and nominees for director, (ii) each executive officer of the Corporation named in the Summary Compensation Table contained elsewhere herein and
(iii) all directors, nominees for director and executive officers as a group. The table also sets forth the beneficial ownership of any person owning more than 5% of the Voting Common Stock.

A.  Voting Common
                                            Shares
                                      Beneficially Owned(1)
                                      ----------------------
                                                 Percent of
  Name and Address                     Number      Class
--------------------                  --------   -----------
  L. D. Coltrane III                  51,101(2)    15.1%
  P.O. Box 227
  Concord, NC 28026-0227

  Betty Gay Bivens                    43,011       12.7%
  400 Avinger Lane
  Davidson, NC 28036

  Michael R. Coltrane                 43,746(3)    12.9%
  P.O. Box 227
  Concord, NC 28026-0227

  Ramark & Co.                        26,121        7.7%
 (Nominee Name of First Charter
  National Bank Trust Department)
  P.O. Box 228
  Concord, NC 28026-0228


  Mrs. Mariam C. Schramm              23,287        6.9%
  (Mrs. T. M. Schramm)
  400 Avinger Lane
  Davidson, NC 28036

  World Div. Bd. of Global Min.       22,643        6.7%
    U. M. Church
  475 Riverside Drive
  15th Floor
  New York, NY 10027

  Phil W. Widenhouse                   3,651 (4)    1.1%
  824 Livingstone Ct NE
  Concord, NC 28025

  Jerry H. McClellan                     694 (5)      *
  Neisler Road
  Concord, NC 28025

  O. C. Chewning, Jr.                    557          *
  3249 Shillington Place
  Charlotte, NC 28210

  Ben F. Mynatt                          514 (6)      *
  1980 Hwy. 73 E.
  Concord, NC 28025

  John R. Boger                          195          *
  147 Union St. S.
  Concord, NC 28025

  Thomas A. Norman                       150          *
  P.O. Box 227
  Concord, NC 28026-0227

  S. E. Leftwich                          82          *
  223 Maple Hill Drive
  Flat Rock, NC 28601

  Catherine A. Duda                       81          *
  P. O. Box 227
  Concord, NC 28026-0227

  Kenneth R. Argo                         68          *
  P.O. Box 227
  Concord, NC 28026-0227

  Nicholas L. Kottyan                     45          *
  P.O. Box 227
  Concord, NC 28026-0227

  Barry R. Rubens                         30          *
  P.O. Box 227
  Concord, NC 28026-0227

B.  Class B Nonvoting Common

  Mrs. Mariam C. Schramm             107,476         5.6%
  (Mrs. T. M. Schramm)
  400 Avinger Lane
  Davidson, NC 28036

  Michael R. Coltrane                  38,068(7)     2.0%
  P.O. Box 227
  Concord, NC 28026-0227

  Phil W. Widenhouse                   21,392(8)     1.1%
  824 Livingstone Ct NE
  Concord, NC 28025

  Betty Gay Bivens                     10,249         *
  400 Avinger Lane
  Davidson, NC 28036

  Jerry H. McClellan                    6,128 (9)     *
  Neisler Road
  Concord, NC 28025

  Kenneth R. Argo             4,498 (10)             *
  P.O. Box 227
  Concord, NC 28026-0227

  Barry R. Rubens             4,751 (11)             *
  P.O. Box 227
  Concord, NC 28026-0227

  Nicholas L. Kottyan         4,577 (12)             *
  P.O. Box 227
  Concord, NC 28026-0227

  Thomas A. Norman            4,876 (13)             *
  P.O. Box 227
  Concord, NC 28026-0227

  Ben F. Mynatt               2,474 (14)             *
  1980 Hwy. 73 E.
  Concord, NC 28025

  L. D. Coltrane III          2,376 (15)             *
  P.O. Box 227
  Concord, NC 28026-0227

  Catherine A. Duda           1,094 (16)             *
  P.O. Box 227
  Concord, NC 28026-6227

  S. E. Leftwich
  223 Maple Hill Drive
  Flat Rock, NC 28601                321             *

  O. C. Chewning, Jr.                224             *
  3249 Shillington Place
  Charlotte, NC 28210

  John R. Boger, Jr.                 747             *
  147 Union St. S.
  Concord, NC 28025

E.  All directors,      Voting Common     167,212    49.5%
     nominees and        Class B Stock    209,251    10.0%
     Executive officers  5% Preferred        0         0
     Of the Registrant   4-1/2% Preferred    0         0
     As a group (15)
     Persons (17)
------------------
   *Less than 1%.

(1) Unless otherwise noted, all shares of Voting Common Stock and Class B Nonvoting Common Stock set forth in the table are directly owned, with sole voting and investment power, by such shareholder.
(2) Includes 7,131 shares owned by spouse.
(3) Includes 21,793 shares held by trusts for which Mr. Coltrane is a co-trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, and 1,268 shares owned by spouse.
(4) Includes 189 shares owned by spouse.
(5) Includes 202 shares owned by spouse.
(6) Includes 514 shares owned by spouse.
(7) Includes 21,793 shares held by trusts for which Mr. Coltrane is a co-trustee with Phyllis C. Ausband, his sister, with whom he shares voting and investment power, 225 shares owned by spouse, and 5,624 shares represented by currently exercisable options.
(8) Includes 12,627 shares owned by spouse.
(9) Includes 1,345 shares owned by spouse and 1,124 shares represented by currently exercisable options.
(10)Includes 147 shares owned by spouse and 483 shares represented by currently exercisable options.
(11)Includes 3,262 shares represented by currently exercisable options.
(12)Includes 3,150 shares represented by currently exercisable options.
(13)Includes 3,150 shares represented by currently exercisable options.
(14)Includes 451 shares owned by spouse.
(15)Includes 13 shares owned by spouse and 1,012 shares represented by currently exercisable options.
(16)Includes 450 shares represented by currently exercisable options.
(17)Does not include 21,456 shares of Voting Common Stock,
    87,397 shares of Class B Stock held by First Charter
    National Bank. Mr. L. D. Coltrane III and Mr. Michael R Coltrane are shareholders and Mr. Michael R. Coltrane is a director of First Charter Corporation, the parent corporation of First Charter National Bank.

Item 13. Certain Relationships and Related Transactions

    The Registrant may from time to time have short-term loans outstanding with First Charter National Bank, Concord, North
Carolina ("FCNB"). With respect to FCNB, Mr. L.D. Coltrane III is a member of the Advisory Board and a shareholder and Mr.
Michael R. Coltrane is a shareholder and a director. As of December 31, 1997, the Registrant had no outstanding loans with FCNB.
The Registrant also has an available line of credit totaling $3.5 million at FCNB. None of this amount was outstanding at December 31, 1997 and none was used during 1997.

    FCNB is the Trustee of the Registrant's Employee Stock
Ownership Plan, the Employee Savings Plus Plan and the Employees
Pension Plan of the Concord Telephone Company. CTC paid FCNB a fee of $111,338 for such services in 1997.




                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report

    (1) Financial Statements: The following financial statements, together with reports thereon of independent auditors are included in response to Item 8:

         (A)   Consolidated Financial Statements

          *  Independent Auditors' Report           F-2

          *  Consolidated balance sheets as
             of December 31, 1997 and 1996          F-3

          *  Consolidated statements of income
             for the years ended December 31,
             1997, 1996, and 1995                   F-5

          *  Consolidated statements of stock-
             holders' equity for the years ended
             December 31, 1997, 1996, and 1995      F-6

          *  Consolidated statements of cash
             flows for the years ended
             December 31, 1997, 1996, and 1995      F-8

          *  Notes to consolidated financial
             statements for the years ended
            December 31, 1997, 1996, and 1995        F-9

    (B)  Consolidated Financial Statement Schedules

         The following financial statement schedule is included:

         * Schedule II - Valuation and Qualifying
                         Accounts                   F-35

         Other schedules are omitted because the required information is included in the financial statements or is not applicable.

    (C)  Financial Statements of North Carolina
         RSA 15 Cellular Partnership                 F-36

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

      4.1 The Registrant has certain long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 because such instruments do not authorize the issuance of debt exceeding
              10% of the total consolidated assets of the Registrant. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

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

    10.4     Limited Liability Company Agreement of
             Wireless One of North Carolina, L.L.C. dated
             October 10, 1995 by and among CT Wireless Cable, Inc., Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K dated March 31, 1997.)

    10.5 North Carolina Utilities Commission order approving the issuance and sale of Class B Nonvoting Common Stock for use in an Executive Stock Option Plan dated March 12, 1990 effective April 27, 1989. (Incorporated by reference to
             Exhibit 10(c) to Registrant's Annual Report Form 10-K dated March 31, 1993.)*

    10.6     1989 Executive Stock Option Plan dated April
             26, 1989.(Incorporated by reference to Exhibit
             10(d) to Registrant's Annual Report Form 10-K dated March 29, 1994.)*

    10.7     Comprehensive Stock Option Plan dated April
             27, 1995. (Incorporated by reference to Exhibit
             99.1 to Registrant's Registration Statement on Form S-8 (No.33-59645) dated May 26, 1995.)*

    10.8     Employee Stock Purchase Plan dated April 27,
             1995.(Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form
             S-8 (No. 33-59643) dated May 26, 1995.)*

    10.9     Restricted Stock Award Program dated April 27,
             1995. (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form
             S-8 (No. 33-59641) dated May 26, 1995.)*

    10.10    Omnibus Stock Compensation Plan dated
             April 24, 1997.*

    10.11    1997 Employee Stock Purchase Plan dated
             April 24, 1997.*

    10.12    Change in Control Agreement, dated October 1,
             1997, between the Registrant and Michael R.
             Coltrane.*

    10.13    Change in Control Agreement, dated October 1,
             1997, between the Registrant and Barry R. Rubens.*

    10.14    Change in Control Agreement, dated October 1,
             1997, between the Registrant and Nicholas
             L. Kottyan.*

    10.15    Change in Control Agreement, dated October 1,
             1997, between the Registrant and Thomas A.
             Norman.*

    10.16    Change in Control Agreement, dated October 1,
             1997, between the Registrant and Catherine A.
             Duda.*

    10.17    Form of Supplemental Executive Retirement Plan, dated
             June 27, 1997.*

     10.18   Contribution Agreement by and among Palmetto
             MobileNet, L.P., PMN, Inc., the Registrant and
             Ellerbe Telephone Co., dated as of January 1,
             1998

     21      Subsidiaries of the Registrant.

     23      Consent of KPMG Peat Marwick LLP

     27      Financial Data Schedule.

* Indicates management contract or compensatory plan required to be filed as an Exhibit.

(b) Reports on Form 8-K

    The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.

(c) The following exhibits are filed herewith and follow the signature pages:

    10.10       Omnibus Stock Compensation Plan dated April 24,
                1997.

    10.11       1997 Employee Stock Purchase Plan dated April 24,
                1997.

    10.12       Change in Control Agreement, dated October 1,
                1997, between the Registrant and Michael R.
                Coltrane.

    10.13       Change in Control Agreement, dated October 1,
                1997, between the Registrant and Barry R. Rubens.

    10.14       Change in Control Agreement, dated October 1,
                1997, between the Registrant and Nicholas L.
                Kottyan.

    10.15       Change in Control Agreement, dated October 1,
                1997, between the Registrant and Thomas A.
                Norman.

    10.16       Change in Control Agreement, dated October 1,
                1997, between the Registrant and Catherine A.
                Duda.

    10.17       Form of Supplemental Executive Retirement Plan, dated
                June 27, 1996.

    10.18       Contribution Agreement by and among Palmetto
                MobileNet, L.P., PMN, Inc., the Registrant and
                Ellerbe Telephone Co., dated as of January 1,
                1998

    21          Subsidiaries of the Registrant.

    23          Consent of KPMG Peat Marwick LLP

    27          Financial Data Schedule.

(d) The financial statements listed in Item 14(a)(1) above begins on page F-2.




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


                                CT COMMUNICATIONS, INC.


                                By: /s/ MICHAEL R. COLTRANE
                                    Michael R. Coltrane
                                    President and Chief
                                    Executive Officer

                                Date: April 9, 1998


                                    /s/ BARRY R. RUBENS
                                    Barry R. Rubens
                                    Senior Vice President,
                                    Treasurer and Chief Financial
                                    Officer
                                    (Principal Financial and
                                    Principal Accounting Officer)

                                Date: April 9, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature              Title                Date
--------------------- -------------------     -------------

/S/ MICHAEL R. COLTRANE  President, Chief     April 9, 1998
    Michael R. Coltrane   Executive Officer
                          and Director
                         (Principal Executive
                          Officer)


/s/ L.D. COLTRANE III   Chairman of the Board  April 9, 1998
    L.D. Coltrane III   and Director


/s/ JOHN R. BOGER, JR.   Director              April 9, 1998
    John R. Boger, Jr.

/s/ PHIL W. WIDENHOUSE   Director              April 9, 1998
    Phil W. Widenhouse


/s/ JERRY H. MCCLELLAN   Director              April 9, 1998
    Jerry H. McClellan


/s/ BEN F. MYNATT        Director              April 9, 1998
    Ben F. Mynatt


/s/ O. CHARLIE CHEWNING  Director              April 9, 1998
    O. Charlie Chewning


/s/ SAMUEL E. LEFTWICH   Director              April 9, 1998
    Samuel E. Leftwich




          CT COMMUNICATIONS, INC. AND SUBSIDIARIES

      Consolidated Financial Statements and Schedules

            December 31, 1997, 1996 and 1995




       (With Independent Auditors' Report Thereon)









         CT COMMUNICATIONS, INC. AND SUBSIDIARIES

          Consolidated Financial Statements Index

            December 31, 1997, 1996 and 1995


(1)  Consolidated Financial Statements

     The following financial statements, together with independent auditors' report thereon, are included:

     *    Independent Auditors' Report                 F - 2

     *    Consolidated balance sheets as of
          December 31, 1997 and 1996              F - 3 and F - 4

     *    Consolidated statements of income for
          the years ended December 31, 1997, 1996
          and 1995                                     F - 5

     *    Consolidated statements of stockholders'
          equity for the years ended December 31,
          1997, 1996 and 1995                     F - 6 and F - 7

     *    Consolidated statements of cash flows for
          the years ended December 31, 1997, 1996
          and 1995                                     F - 8

     *    Notes to consolidated financial statements
          for the years ended December 31, 1997, 1996
          and 1995                                F - 9 to F - 34

(2)  Consolidated Financial Statement Schedules

     The following financial statement schedule is included:

     *    Schedule II - Valuation and Qualifying
          Accounts                                    F - 35

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP


Charlotte, North Carolina
February 27, 1998




                           F-2

              CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets

                     December 31, 1997 and 1996


     Assets                             1997           1996
     ------                             ----           ----
Current assets:
  Cash and cash equivalents          $   -           2,162,698
  Short-term investments (note 3)       168,979        316,158
  Accounts receivable, net of
   allowance for doubtful accounts
   of $100,000 in 1997 and 1996       8,842,922      7,614,737
  Notes receivable                    1,810,500           -
  Refundable income taxes                 -             14,736
  Materials and supplies              2,696,432      2,860,114
  Deferred income taxes (note 12)     1,545,470        103,399
  Prepaid expenses and other assets     950,254        476,774
                                     ----------     ----------
     Total current assets            16,014,557     13,548,616
                                     ----------     ----------
Investment securities (note 3)       14,624,757      3,637,445
Investments in affiliates (note 4)   29,550,326     25,888,315

Property, plant, and equipment:
  Telephone plant in service (note 1c):
  Land, buildings, and general
   equipment                         28,730,045     22,146,226
  Central office equipment           64,227,829     58,691,229
  Poles, wires, cables and conduit   80,143,917     72,466,757
  Construction in progress              277,070         -
                                    -----------    ------------
                                    173,378,861    153,304,212
  Less accumulated depreciation      86,229,072     81,314,625
                                    -----------    ------------

      Net property, plant, and
       equipment                     87,149,789     71,989,587
                                    ------------    ------------
                                    147,339,429    115,063,963
                                    ===========    ============


See accompanying notes to consolidated financial statements.



                           F-3

    Liabilities and Stockholders'
             Equity                    1997          1996
    ------------------------------   ---------    ----------
Current liabilities:
  Current portion of long-term debt
   and redeemable preferred stock
   (notes 6 and 7)                   $632,500      2,072,500
  Accounts payable                  9,697,000      9,962,149
  Customer deposits and advance
   billings                         1,591,284      1,271,562
  Accrued payroll                   1,304,573      1,250,396
  Income taxes payable                992,750          -
  Accrued pension cost (note 11)    1,970,956      1,043,974
  Other accrued liabilities         1,428,372        469,492
                                   ----------     ----------
     Total current liabilities     17,617,435     16,070,073
                                   ----------     ----------
Long-term debt (note 6)            11,239,000      2,014,000
                                   ----------     ----------

Deferred credits and other liabilities:
  Deferred income taxes (note 12)   7,497,167      1,106,910
  Investment tax credits (note 12)    919,080      1,033,965
  Regulatory liability (note 1 g)       -          2,507,029
  Postretirement benefits other than
   pension (note 11)               10,026,128      9,422,573
  Other                             1,573,668      1,103,098
                                   ----------     ----------
                                   20,016,043     15,173,575
                                   ----------     ----------

Redeemable preferred stock:  4.8%
 series; authorized 5,000 shares;
 issued and outstanding 1,500 and
 1,625 shares in 1997 and 1996,
 respectively (note 7)                137,500        150,000
                                   ----------     ----------
     Total liabilities             49,009,978     33,407,648

Minority interest                   1,360,998          -

Stockholders' equity:
  Preferred stock not subject to
  mandatory redemption (note 8):
     5% series, $100 par value;
     3,631 and 15,087 shares
     outstanding in 1997 and 1996,
     respectively                     363,100       1,508,700
     4.5% series, $100 par value;
     1,218 and 2,000 shares out-
     standing in 1997 and 1996,
     respectively                     121,800         200,000
     Discount on 5% preferred stock     -             (16,059)
  Common stock (note 8):
     Voting; 338,429 and 340,528
     shares outstanding in 1997
     and 1996, respectively         3,772,298        4,021,094
     Nonvoting; 1,900,361 and
     1,887,535 shares outstanding in
     1997 and 1996, respectively   25,268,447       23,377,120
  Other capital                       298,083          298,083
  Unearned compensation (note 9)     (817,903)        (188,055)
  Unrealized gain on securities
    available-for-sale, net of tax  6,169,443          195,419
  Retained earnings                61,793,185       52,260,013
                                   -----------      -----------

     Total stockholders' equity    96,968,453       81,656,315
                                   -----------      -----------
Contingency (note 14)

                              $    147,339,429      115,063,963
                                  ============      ===========




                                 F-4





               CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Income

            Years ended December 31, 1997, 1996, and 1995

                           1997        1996         1995
                          ------     --------    ----------
Operating revenues:
  Local service        $ 29,197,401   24,715,038   21,230,607
Access and toll
   service               34,877,748   31,653,259   29,971,626
Other and unregulated    14,790,122   11,008,784    9,551,076
Less:  provision for
   uncollectible
   accounts                (381,757)    (323,075)    (335,958)
                       -------------   -----------  -----------
   Total operating
   revenues              78,483,514   67,054,006   60,417,351
                       -------------   -----------  -----------

Operating expenses (note 1c):
  Plant specific         25,087,883   20,026,094   15,627,931
Depreciation and
   amortization           9,612,085   10,104,802   11,968,090
  Customer operations    11,884,452   11,224,067    8,348,246
Corporate operations     10,785,952    9,995,004    7,256,798
Expense related to
   early retirement
   plan                   1,020,000        -           -
                        ------------  -----------  ------------
     Total operating
     expenses            58,390,372    51,349,967   43,201,065
                        ------------  -----------   -----------
Net operating
     revenues            20,093,142    15,704,039   17,216,286
                        ------------  -----------  ------------


Other income (expenses):
  Equity in income of
   affiliates, net
  (note 4)                  130,637     1,801,952     2,203,706
  Interest, dividend
   income and gain on
   sale of investments      261,459       244,213       939,139
Other expenses,
   principally interest    (985,275)     (705,112)     (581,764)
                         ------------   ----------  ------------
     Total other income    (593,179)    1,341,053     2,561,081
                         ------------   ----------  ------------
     Income before income
     taxes and extraordinary
     item                19,499,963     17,045,092   19,777,367

Income taxes (note 12)    7,898,159      6,583,671     6,760,624
                         ----------     ----------  -----------

     Net income before
     extraordinary item  11,601,804     10,461,421     13,016,743

Extraordinary item -
 discontinuance of SFAS
 71, net of income taxes
 of $1,493,312 (note 13)  2,239,045          -              -
                          ----------     ----------     ---------

     Net income after
     extraordinary item  13,840,849     10,461,421     13,016,743

Dividends on preferred
 stock                       73,073         92,535         93,135
                         ----------     ----------     ----------
Earnings for common
 stock                $  13,767,776     10,368,886     12,923,608
                        ===========     ==========     ==========
Basic earnings per
 common share:
  Earnings before
  extraordinary item     $     5.16          4.65          5.83
                         ==========     ==========     ==========
  Extraordinary item     $     1.00          -              -
                         ==========     ===========    ==========
  Earnings per common
  share                  $     6.16          4.65          5.83
                         ==========     ===========    ==========

Diluted earnings per
 common share:
  Earnings before
  Extraordinary item     $    5.13           4.64           5.82
                         ==========     ===========     =========
  Extraordinary item     $    1.00            -             -
                         =========     ===========     ==========

  Earnings per common
  share                  $    6.13           4.64           5.82
                         ==========    ==========     ==========
Basic weighted average
 shares outstanding      $2,236,188     2,227,184      2,218,383
                         ==========    ===========    ===========

Diluted weighted average
 shares outstanding      $2,244,996     2,233,847      2,221,071
                        ===========    ==========     ==========

See accompanying notes to consolidated financial statements.

                                F-5

             CT COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity
           Years ended December 31, 1997, 1996 and 1995


                       5% Series  4.5% Series  Discount  Voting
                       Preferred   Preferred     Of 5%   Common
                         Stock       Stock     Preferred  Stock
                       ---------  ----------- ----------  -------
Balances at
 December 31, 1994    $ 1,508,700    200,000   (16,059) 4,021,094

Net Income                 -            -           -        -
Issuance of 3,616 shares
 of nonvoting common
 stock                     -            -           -        -
Dividends declared:
 5% preferred              -            -           -        -
 4.8% preferred            -            -           -        -
 4.5% preferred            -            -           -        -
 Voting common             -            -           -        -
 Nonvoting common          -            -           -        -
Tax Benefit from
 exercise of stock
 options                   -            -           -        -
Realized gain on
 investment in
 affiliates                -            -           -        -
Unrealized gain on
 investment
 securities, net of
 tax effect of
 $583,297                  -            -           -        -
Unearned compensation
 related to the
 granting of 363 shares
 of restricted nonvoting
 common stock, net of
 $4,256 earned during
 the year                  -            -           -        -
                     -----------  -----------  -------- --------
Balances at
 December 31, 1995   1,508,7800     200,000   (16,059)  4,021,194
                     -----------  -----------  -------- ---------
Net Income                 -            -           -        -
Issuance of 3,534 shares
 of nonvoting common
 stock                     -            -           -        -
Dividends declared:
 5% preferred              -            -           -        -
 4.8% preferred            -            -           -        -
 4.5% preferred            -            -           -        -
 Voting common             -            -           -        -
 Nonvoting common          -            -           -        -
Tax Benefit from
 exercise of stock
 options                   -            -           -        -
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $640,204                  -           -            -        -
Unearned compensation
 related to the
 granting of 2,137 shares
 of restricted nonvoting
 common stock, net of
 $25,172 earned during
 the year                  -           -            -        -
                    ----------- ------------ ---------- ---------
Balances at
 December 31, 1996   1,508,700    200,000     (16,059) 4,021,094
                    ----------- ------------ ---------- ---------
 Net Income                -           -            -        -
Issuance of 13,269 shares
 of nonvoting common
 stock                     -           -            -        -
Issuance of stock options  -           -            -        -
Repurchases of shares:
 11,456 shares of
  5% preferred       (1,145,600)       -       16,059        -
 782 shares of 4.5%
  preferred                -       (78,200)         -        -
 2,016 shares of
  voting common            -           -            -   (248,796)
 55 shares of
  Nonvoting common         -           -            -        -
Dividends declared:
 5% preferred              -           -            -        -
 4.8% preferred            -           -            -        -
 4.5% preferred            -           -            -        -
 Voting common             -           -            -        -
 Nonvoting common          -           -            -        -
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $3,929,182                -           -            -        -
Unearned compensation
 related to the
 granting of 6,869 shares
 of restricted nonvoting
 common stock, net of
 $140,931 earned during
 the year                  -           -            -         -
                     ---------- ----------- ----------- ---------
Balances at
 December 31, 1997    $363,100   121,800            -   3,772,298
                    =========== =========== =========== =========

CT Communications, Inc. And Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995, continued


                                                      Unrealized
                           Non-                        Gain on
                           Voting                     Securities
                           Common  Other   Unearned    Available
                           Stock  Capital Compensation For sale
                         -------- ------- ------------ ---------

Balances at
 December 31, 1994     22,528,102  298,083     -         284,396

Net Income                   -        -        -            -
Issuance of 3,616 shares
 of nonvoting common
 stock                    586,675     -        -            -
Dividends declared:
 5% preferred                -        -        -            -
 4.8% preferred              -        -        -            -
 4.5% preferred              -        -        -            -
 Voting common               -        -        -            -
 Nonvoting common            -        -        -            -
Tax Benefit from
 exercise of stock
 options                     -        -        -            -
Realized gain on
 investment in
 affiliates                  -        -        -            -
Unrealized gain on
 investment
 securities, net of
 tax effect of
 $583,297                    -        -       -         912,370
Unearned compensation
 related to the
 granting of 363 shares
 of restricted nonvoting
 common stock, net of
 $4,256 earned during
 the year                    -        -       (60,752)     -
                       ---------- --------- -------- -----------
Balances at
 December 31, 1995     23,114,777   298,083 (60,752)  1,196,766
                       ---------- --------- --------- ----------
Net Income                   -        -         -           -
Issuance of 3,534 shares
 of nonvoting common
 stock                    262,343     -         -           -
Dividends declared:
 5% preferred                -        -         -           -
 4.8% preferred             -         -         -           -
 4.5% preferred             -         -         -           -
 Voting common              -         -         -           -
 Nonvoting common           -         -         -           -
Tax Benefit from
 exercise of stock
 options                    -         -         -           -
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $640,204                  -          -         -    (1,001,347)
Unearned compensation
 related to the
 granting of 2,137 shares
 of restricted nonvoting
 common stock, net of
 $25,172 earned during
 the year                  -          -      (127,303)      -
                       --------- ---------- --------- ----------
Balances at
 December 31, 1996     23,377,120 298,083    (188,055)   195,419

Net Income                 -          -         -           -
Issuance of 13,269 shares
 of nonvoting common
 stock                  1,412,339     -         -           -
Issuance of stock options 74,279      -         -           -
Repurchases of shares:
 11,456 shares of
  5% preferred            362,039     -         -            -
 782 shares of 4.5%
  preferred                46,920     -         -            -
 2,016 shares of
  voting common             -         -         -            -
 55 shares of
  Nonvoting common        (4,250)     -         -            -
Dividends declared:
 5% preferred               -         -         -            -
 4.8% preferred             -         -         -            -
 4.5% preferred             -         -         -            -
 Voting common              -         -         -            -
 Nonvoting common           -         -         -            -
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $3,929,182                 -         -         -      5,974,024
Unearned compensation
 related to the
 granting of 6,869 shares
 of restricted nonvoting
 common stock, net of
 $140,931 earned during
 the year                  -          -       (629,848)    -
                       --------  -----------  --------- --------
Balances at
 December 31, 1997   25,268,447     298,083   (817,903) 6,169,443
                     ========== ============ ========== =========



CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995, Continued



                             Equity in                 Total
                            Earnings of   Retained Stockholders'
                             Investment   Earnings    Equity
                           ------------  ---------- -----------

Balances at
 December 31, 1994           260,624     37,065,596  66,150,536


Net Income                     -        13,016,743  13,016,743
Issuance of 3,616 shares
 of nonvoting common
 stock                         -              -        586,675
Dividends declared:
 5% preferred                  -          (75,435)     (75,435)
 4.8% preferred                -           (8,700)      (8,700)
 4.5% preferred                -           (9,000)      (9,000)
 Voting common                 -         (612,951)    (612,951)
 Nonvoting common              -       (3,381,472)  (3,381,472)
Tax Benefit from
 exercise of stock
 options                       -           15,312       15,312
Realized gain on
 investment in
 affiliates               (260,624)           -       (260,624)
Unrealized gain on
 investment
 securities, net of
 tax effect of
 $583,297                      -              -        912,370
Unearned compensation
 related to the
 granting of 363 shares
 of restricted nonvoting
 common stock, net of
 $4,256 earned during
 the year                     -              -       (60,752)
                      ------------ -------------- --------------
Balances at
 December 31, 1995           -      46,010,093       76,272,702

Net Income                   -      10,461,421       10,461,421
Issuance of 3,534 shares
 of nonvoting common
 stock                       -           -              262,343
Dividends declared:
 5% preferred                -       (75,435)          (75,435)
 4.8% preferred              -        (8,100)           (8,100)
 4.5% preferred              -        (9,000)           (9,000)
 Voting common               -      (631,870)         (631,870)
 Nonvoting common            -    (3,501,222)       (3,501,222)
Tax Benefit from
 exercise of stock
 options                     -        14,126            14,126
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $640,204                    -           -          (1,001,347)
Unearned compensation
 related to the
 granting of 2,137 shares
 of restricted nonvoting
 common stock, net of
 $25,172 earned during
 the year                    -           -           (127,303)
                       --------- ------------- ----------------
Balances at
 December 31, 1996           -     52,260,013      81,656,315
                       --------- ------------- ----------------

Net Income                   -     13,840,849      13,840,849
Issuance of 13,269 shares
 of nonvoting common
 stock                       -          -           1,412,339
Issuance of stock options    -          -              74,279
Repurchases of shares:
 11,456 shares of
  5% preferred               -          -            (767,502)
 782 shares of 4.5%
  preferred                  -          -             (31,280)
 2,016 shares of
  voting common              -          -            (248,796)
 55 shares of
  Nonvoting common           -          -              (4,250)
Dividends declared:
 5% preferred                -        (56,298)        (56,298)
 4.8% preferred              -         (7,775)         (7,775)
 4.5% preferred              -         (9,000)         (9,000)
 Voting common               -       (641,785)       (641,785)
 Nonvoting common            -     (3,592,819)     (3,592,819)
Unrealized loss on
 investment
 securities, net of
 tax effect of
 $3,929,182                  -           -           5,974,024
Unearned compensation
 related to the
 granting of 6,869 shares
 of restricted nonvoting
 common stock, net of
 $140,931 earned during
 the year                   -            -           (629,848)
                       ---------- ----------- ----------------
Balances at
 December 31, 1997          -      61,793,185      96,968,453
                       ========== =========== ================






            CT COMMUNICATIONS, INC. AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

         Years ended December 31, 1997, 1996, and 1995

                              1997       1996         1995
                              ----       ----         ----
Cash flows from operating
  activities:
   Net income            $13,840,849   10,461,421  13,016,743
   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Extraordinary item   (2,239,045)        -              -
     Depreciation and
      amortization         9,612,085   10,104,802   11,968,090
     Postretirement
      benefits               603,555    1,317,608    1,811,771
     Loss (gain) on sale
      of investment
      securities              23,667       75,667        5,745
     Undistributed income
      of affiliates         (130,637)  (1,801,952)  (1,079,323)
Deferred income taxes
      and tax credits       (589,093)      31,700   (2,532,397)
     Changes in operating
      assets and liabilities:
        Accounts receivable(1,228,185)  1,263,961   (1,833,729)
        Materials and
         supplies             163,682  (1,056,695)    (381,013)
        Other current assets (473,480)     56,611     (294,806)
        Accounts payable   (1,565,023)  1,109,877      710,595
        Customer deposits
         and advance billings 319,722     190,789       90,963
        Accrued liabilities 1,878,013     525,529      203,657
        Refundable income
         taxes                 14,736     161,492   (1,350,587)
        Income taxes payable  992,750        -              -
                            ----------  ---------- -----------
          Net cash provided
          by operating
          activities       21,223,596   22,440,810  20,335,709
                           -----------  ----------  ----------

Cash flows from investing activities:
  Capital expenditures,
   net                    (21,573,658) (24,118,712)(16,103,344)
  Purchases of investments
   in affiliates          (11,148,674)  (4,263,200) (8,665,390)
  Purchases of investment
   securities                (356,268)  (1,067,060) (9,787,257)
  Proceeds from sale of
   investment securities    2,306,812    4,606,652  10,316,461
  Maturities of investment
   securities                 476,487    2,751,739   4,681,351
  Partnership capital
   distribution             4,229,675    1,965,792     713,761
  Issuance of notes
   receivable              (1,810,500)       -              -
                           -----------   ----------  ----------
     Net cash used in
     investing activities (27,876,126)  (20,124,789)(18,844,418)
                           -----------   ----------- -----------

Cash flows from financing activities:
  Repayment of long-term
   debt                    (2,215,000)     (640,000)(1,527,500)
  Proceeds from new debt   10,000,000           -         -
Redemption of preferred
   stock                      (12,500)       (12,500)  (12,500)
  Dividends paid           (4,307,677)    (4,225,627)(4,087,558)
  Repurchases of common
   and preferred stock     (1,067,468)       -              -
  Proceeds from common
   stock issuances            643,600         109,869   586,675
  Minority interest         1,360,998        -              -
  Other                        87,879        (136,269)  (45,439)
                           -----------      ----------  --------

     Net cash used in
     financing activities   4,489,832      (4,904,527)(5,086,322)
                           ----------      ----------- ----------
Net (decrease) increase in
 cash and cash equivalents (2,162,698)     (2,588,506)(3,595,031)

Cash and cash equivalents -
  beginning of year         2,162,698       4,751,204  8,346,235
                           -----------     ----------- ----------
Cash and cash equivalents
  - end of year           $      -          2,162,698  4,751,204
                          ============    =========== ===========
Supplemental cash flow
  information:
   Cash paid for income
    taxes                 $ 7,912,449       6,474,267  10,589,211
   Cash paid for
    interest                  390,735         310,099     398,376


See accompanying notes to consolidated financial statements

          CT COMMUNICATIONS, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements

            December 31, 1997, 1996, and 1995


(1)  Summary of Significant Accounting Policies

(a)  Principles of Consolidation and Organization

     These consolidated financial statements include the accounts of CT Communications, Inc. (the Company), a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (Concord Telephone), CTC Long Distance Services (CTC LDS), CT Cellular, Carolinas Personal Communications (dba CTC Wireless), CT Wireless Cable, CTC Exchange Service and its majority-owned subsidiary, CT Global Telecommunications. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CT Communications, Inc. and subsidiaries operate entirely in the communications industry. Concord Telephone, the Company's principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTC LDS. CT Cellular owns and accounts for investments in two general partnerships which provide cellular mobile telephone services to various counties in North Carolina. CTC Wireless, which began operations in 1996, accounts for the retail operations and services provided in relation to personal communications services, a new wireless telecommunications system which includes voice, data interface and paging. CT wireless Cable, which was established in 1996, accounts for an investment in Wireless One of North Carolina, LLC, which participates in the wireless cable television market in North Carolina. CTC Exchange Service, which was established in 1997, was formed to provide competitive local telephone service in North Carolina. CT Global, which became a subsidiary in 1997, was formed to build telecommunications networks outside of the United States. The Company is under the jurisdiction of the North Carolina Utilities Commission.

     Effective April 1, 1997, the Company discontinued application of Statement of Financial Accounting Standards (SFAS)
No. 71, "Accounting for the Effects of Certain Types of
Regulation." See note 13 for further discussion of the impacts of discontinuance of SFAS No. 71.


(1)  Summary of Significant Accounting Policies, Continued

(b)  Reclassifications

     In certain instances, amounts previously reported in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

(c)  Property, Plant and Equipment

     Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits, administrative, and general cost.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

     Prior to the Company's discontinued applications of SFAS No. 71 on April 1, 1997 (see note 13), depreciation on telephone plant in service was provided on a straight-line basis using composite rates acceptable to the regulatory authorities. During 1996 and 1995, under authority of the North Carolina Utilities Commission (the Commission), the Company recorded additional amortization relating to certain telephone plant accounts. Such "special amortization", as approved by the Commission, increased the Company's total depreciation and amortization expense and related accumulated depreciation by $574,363 in 1996 and $3,708,000 in 1995.

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

     See note 13 for a discussion of SFAS No. 71 and its effect on property, plant and equipment.

(1)  Summary of Significant Accounting Policies, Continued

(d)  Investment Securities

     Investment securities at December 31, 1997 and 1996 consist of state, county and municipal debt securities, and corporate equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

     At December 31, 1997 and 1996, all securities are classified as available-for-sale securities.

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

(1)  Summary of Significant Accounting Policies, Continued

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

     Due to the reduction in corporate federal income tax rates as a result of the Tax Reform Act of 1986, there existed excess deferred income taxes at December 31, 1996. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory liability and a corresponding reduction in net deferred income taxes payable were recorded relative to the excess deferred income taxes, and the regulatory impact thereof. See note 13 for a discussion of the impacts of discontinuance of SFAS No. 71.

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

(i)  Earnings Per Share

     During 1997, the Company implemented SFAS No. 128, "Earnings per Share." Basic earnings per common share are based on the weighted average number of common shares outstanding each year. Diluted earnings per common share are based on the weighted average number of common and potential common shares outstanding each year. Both measures of earnings per share have been adjusted for subsequent stock splits and restated for the effects of implementing SFAS No. 128.

(1)  Summary of Significant Accounting Policies, Continued

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

(l)  Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (m) Stock Option Plans

     Statement of Financial Accounting Standards (SFAS) No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(1)  Summary of Significant Accounting Policies, Continued

(n)  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning in the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

 (2) Notes Receivable

     At December 31, 1997, the Company had notes receivables of $1,810,500 due from US Telecom Holdings, Inc. ("USTH") with interest at 10.5%. $800,000 of the notes is secured by 72,487 shares of common stock of Hungarian Telephone and Cable Corp. and is due April 17, 1998. $1,010,500 of the notes is secured by a first priority security interest in 4,950.50 shares of common stock of Telco Investors II, Inc. owned by USTH and is due April 1, 1998. Interest due to the Company as of December 31, 1997 was $58,245.


(3)  Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at December 31, 1997 and 1996, were as follows:


                                  Gross      Gross
                               Unrealized  Unrealized
                     Amortized   Holding     Holding      Fair
                       Cost       Gains      Losses      Value
                     ---------- ---------- ----------- ----------
At December 31, 1997

Available-for-sale:
  Certificates of
   deposit         $  280,279       -           -        280,279
  Equity securities 4,290,011   13,054,451 (2,831,005)14,513,457
                    ---------   ----------  --------- ----------
                  $4,570,290   13,054,451 (2,831,005)14,793,736
                    =========   ========== ========== ==========
At December 31, 1996

Available-for-sale:
  State, county and
   municipal debt
   securities      $2,756,158      169,230   (168,109) 2,757,279
  Equity securities   877,205    2,238,449 (1,919,330) 1,196,324
                    ---------   ----------  ---------  ---------
                   $3,633,363    2,407,679 (2,087,439) 3,953,603
                    =========   ========== =========== =========

In 1997, proceeds from the sale of investment securities available for sale were $2,306,812 and included in income were gross realized gains of $1,389 and gross realized losses of $25,162.


     Maturities of debt securities were as follows at December
31, 1997:

                                    Amortized      Fair
                                      Cost        Value
                                   ----------    -------
Currently due                      $  168,979     168,979
Due after one year through
  five years                          111,300     111,300
Equity securities                   4,610,251  14,513,457
                                    ---------  ----------
                                   $4,890,530  14,793,736
                                   ========== ============



(4)  Investments in Affiliated Companies

     Investments in affiliated companies consist of the following:

                               1997
                            Ownership
                            Percentage       1997       1996
                           ------------     ------     ------
Equity Method:

RSA 15 Partnership            50.00%    $ 7,478,888   6,516,008
Amaritel, S.A. DE C.V.        35.86%      6,860,000       -
Wireless One of North
 Carolina, LLC                48.50%      4,100,204   1,371,000
BellSouth Carolinas PCS, LP    1.95%      3,752,556   5,581,051
U.S. Telecom Holdings         27.70%      1,895,385   3,556,294
Ellerbe-Concord Partnership   49.00%      1,268,571   1,188,967
Access On                     19.58%        186,919     199,095


Cost Method:

ITC Associates Partnership      -       $    -        5,519,832
Illuminet Holdings, Inc.       4.00%      1,068,624   1,068,624
ITC Holding Company             4.4%      2,724,129     658,354
Other                         various       215,050     229,090
                                        ------------   ---------
                                        $29,550,326  25,888,315
                                       ============   =========

The RSA 15 Partnership is a partnership with Alltel which is in the business of providing cellular service in Cabarrus, Stanly and parts of Iredell and Rowan counties of North Carolina.

Amaritel, S.A. DE C.V. ("Amaritel") is creating a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. The Company's investment in Amaritel is through its majority-owned subsidiary, CT Global. The Company has recorded minority interest of $1,360,998 related to CT Global in the accompanying consolidated balance sheet at December 31, 1997. Equity in earnings from this investment were insignificant during 1997.

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


(4)  Investments in Affiliated Companies, Continued

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

     Prior to its dissolution in January 1997, the purpose of the ITC Associates partnership was to acquire, own or hold, manage and sell ITC Holding Company common stock. The Partnership distributed to each Partner the shares of ITC Holding common stock contributed to the Partnership by such Partner.

     In addition, ITC Holding Company structurally separated ITC Deltacom, Inc. ("Deltacom") (a publicly held company) and its subsidiaries from ITC Holding Company. ITC Holding Company created the "New ITC Holding Company", of which the Company received one share of stock for each share of "Old ITC Holding Company" stock. The Company also received 2.3 shares of Deltacom stock for each share of "Old ITC Holding Company" stock. The investment in Deltacom is included in available-for-sale equity securities in note 3.

     Illuminet Holdings, Inc., formerly USTN Holdings, Inc., provides network services such a seamless routing for wireless services and database and billing support.

     Included in the Company's share of earnings from affiliates accounted for under the equity method were total losses of $5,044,749 and total income of $5,175,386. Over 59% of the losses and 89% of the income was attributable to Bell South Carolinas PCS and the RSA 15 Partnership, respectively.


(4)  Investments in Affiliated Companies, Continued

Summarized unaudited combined financial position information for these two entities as of December 31, 1997 and 1996 is as follows: current assets - $25,020,000 and $16,182,000; property and other non-current assets - $513,995,000 and $372,325,000; current liabilities - $340,435,000 and $108,475,000; equity - $198,580,000 and $280,032,000. Summarized unaudited combined results of operations for these two entities for the years ended December 31, 1997, 1996 and 1995, respectively, is as follows: revenues - $88,597,000, $27,176,000 and $16,680,000; operating income (loss) - ($131,683,000), ($81,861,000), and ($14,982,000);
and net income (loss) - ($141,067,000), ($86,351,000) and
($14,381,000).

(5)  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of the company's financial instruments:

     Cash and cash equivalents, short-term investments, accounts receivable, notes receivable, other assets, accounts payable and accrued expenses - the carrying amount approximates fair value because of the short maturity of these instruments.

     Investment Securities - debt and equity securities are carried at market value.

     Long-term debt - the fair value of the Company's long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

     Based on the methods and assumptions noted above, the estimated fair values of the Company's financial instruments for which carrying value does not approximate fair value at December
31, 1997 and 1996 are as follows:



                           1997               1996
                           ----               ----
                                Estimated            Estimated
                      Carrying    Fair     Carrying    Fair
                       Amount     Value     Amount     Value
                      --------   ---------  --------  ---------

Financial liabilities
  Long-term debt and
   redeemable preferred
   stock, including
   current maturities $12,009,000 12,009,000 4,236,500 4,154,645
                      =========== ========== ========= =========


 (6) Long-Term Debt

     Long-term debt at December 31, 1997 and 1996, consists of
  the following:
                                       1997         1996
                                       ----          ----
Line of credit (at 7.25%)
  due in 1999                       $10,000,000        -

Note payable to a bank (at 7.25%),
  due in installments until 2001      1,859,000    2,634,000

6.25% Series F first mortgage bonds,
     paid in 1997                         -        1,440,000
                                     ----------    ---------
     Total long-term debt            11,859,000    4,074,000
     Less: current installments         620,000    2,060,000
                                     ----------    ---------
     Long-term debt, excluding
       current installments         $11,239,000    2,014,000
                                     ==========    =========

     Annual maturities of the long-term debt outstanding for the five-year periods subsequent to December 31, 1997, are as follows: $620,000 in 1998, $10,620,000 in 1999, $620,000 in 2000,
and $154,000 in 2001.

     The Company has available lines of credit totaling
$18,500,000, of which $10,000,000 was outstanding at December 31, 1997.

(7)  Redeemable Preferred Stock

     The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends.
Sinking fund requirements in the next five years are $12,500 annually.

     There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 1997, other than the annual sinking fund requirement of $12,500.

 (8) Common Stock and Preferred Stock Not Subject to Mandatory
Redemption

     Common stock is comprised of Voting and Nonvoting Class B stock. There are 3,000,000 shares of Voting Common Stock authorized. There are 15,000,000 shares of Nonvoting Common
Stock authorized.

(8)  Common Stock and Preferred Stock Not Subject to Mandatory
Redemption, Continued

     In August 1997, the company effected a three-for-two stock split in the form of a one-for-two stock distribution to stockholders of record at August 1, 1997. Earnings per share, dividends per share and weighted average shares outstanding have been retroactively restated for all years presented.

     Cash dividends per share of common stock are as follows:
$1.90 in 1997, $1.85 in 1996; and $1.80 in 1995.

     Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized. These preferred stocks are callable in whole or in part at the option of the Company at $100 per share plus accumulated dividends.

 (9) Stock Compensation Plans

     At December 31, 1997, the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                      1997          1996
                                      ----          ----

Net Income           As Reported    $13,840,849    10,461,421
                      Pro forma     $13,813,602    10,120,715

Basic earnings per
 common share        As Reported   $    6.16      4.65
                     Pro forma          6.14      4.58

Diluted earnings per
 common share        As Reported   $    6.13      4.64
                     Pro Forma     $    6.12      4.57


(9)  Stock Compensation Plans, Continued

     The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 11,250 shares of Nonvoting Class B common stock were reserved for issuance under the Plan. At December 31, 1997, all shares reserved for issuance have been granted. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 1997, is as follows:

                                                 Weighted
                                    Number   Average Exercise
                                  of Options      Price
                                  ---------- ----------------

Options outstanding and
 exercisable at December 31, 1994    8,878      $ 50
     Options granted                   -          -
     Options exercised              (2,668)       49
                                   --------
Options outstanding and
 exercisable at December 31, 1995    6,210        51
     Options granted                   -          -
     Options exercised                (869)       40
                                   --------
Options outstanding and
 exercisable at December 31, 1996    5,341        52
     Options granted                    -          -
     Options exercised                (112)       46
     Options forfeited                  (6)       46
                                   ---------
Options outstanding and
 exercisable at December 31, 1997     5,223      $51
                                     ======      ====

     As of December 31, 1997, the 5,223 options outstanding and exercisable have exercise prices between $43 and $57 and a weighted-average remaining contractual life of 1.3 years.

     The Company has a comprehensive Stock option plan (the Plan) to allow key employees to increase their holdings of the Company's stock. 22,500 shares of nonvoting class B Common Stock have been reserved for issuance under the Plan. At December 31, 1997, the number of nonvoting Class B common stock reserved for issuance but ungranted was 60 shares. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from 6 months to four years after the grant date.

     Activity under the Plan for each of the years in the three-year period ended December 31, 1997 is as follows:


(9)  Stock Compensation Plans, Continued
                                   Weighted
                                    Number   Average Exercise
                                  of Options      Price
                                  ----------  ---------------

Options outstanding at
  December 31, 1994                   -        $     -
     Options granted               13,950           71
     Options exercised                -              -
                                   -------      --------
Options outstanding at
 December 31, 1995                 13,950           71
     Options granted                  -              -
     Options exercised                -              -
                                   --------     ---------
Options outstanding at
 December 31, 1996                  13,950           71
     Options granted                 8,489           71
     Options exercised                (150)          71
     Options forfeited                (750)          71
                                    --------    ----------
Options outstanding at
 December 31, 1997                  21,539      $    71
                                    ========    ==========
Options exercisable at
 December 31, 1997                  13,050      $    71
                                    ========    ==========



     As of December 31, 1997, the 21,539 options outstanding have exercise prices between $60 and $71 and a weighted-average remaining contractual life of 8.5 years.

     The per share fair value of stock options granted in 1997 and 1995 was $25 and $21, respectively, at the date of grant.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1995 - dividend yield of 2.5%; expected volatility of 20%; risk-free interest rate of 6%, and expected lives of 10 years; 1997 - Dividend yield of 2.7%, expected volatility of 20%; risk-free interest rate of 6%; and expected lives of 10 years.


(9)  Stock Compensation Plans, Continued

     The Company has a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of Class B common stock that may be awarded to participants under the Program is 22,500 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight line basis over the restricted period, generally 4 to 10 years. In 1997, 1996 and 1995, respectively, the Company granted 6,869, 2,137 and 1,089 shares to participants with a weighted-average fair value of $76, $71 and $60. Deferred compensation at December 31, 1997 and 1996, respectively was $817,903 and $188,055, which is disclosed net of accumulated amortization of $170,359 and $29,428, in the consolidated statements of stockholders' equity.

     In 1996, a Director Compensation Plan (the Plan) was approved to provide each member of the Board of Directors the right to receive the Director's compensation in shares of Class B common stock or cash, at the Director's discretion. An aggregate of 11,250 shares have been reserved for issuance under the Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the Class B stock on the grant date. The initial grant date is the first day that is six months and one day following the Directors election. All subsequent compensation shall be converted to shares of Class B stock based upon the fair market value of the Class B stock on the date such compensation is paid or made available to the Director. During 1997 and 1996, the Company granted 783 and 528 shares, respectively, with an average fair market value of $116 and $86, respectively.

     During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the Plan) was approved. 100,000 shares of Class B common stock have been reserved for issuance under the Plan. The Plan provides for awards of stock, stock options and stock appreciation rights. At December 31, 1997, no awards have been granted under the Plan.


(10) Employee Stock Purchase Plan

     The Company approved Employee Stock Purchase Plans in 1997 and 1995 (the Plans) which authorized 12,000 and 11,250 shares, respectively, shares of Class B Non-Voting shares to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. 5,355 and 7,092 shares were issued under the Plans at a purchase price of $120 and $55 per share in 1997 and 1995, respectively. No shares were issued in 1996.

 (11)     Employee Benefit Plans

(a)  Pension Plan and Savings Plan

     The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 1997 or 1996. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

     The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 1997 and 1996.

                                        1997           1996
                                        ----           -----
Actuarial present value of benefit
 obligations:
  Accumulated benefit obligation,
   including vested benefits of
   $22,147,568 in 1997 $20,657,133
   in 1996, respectively            $22,457,476      20,950,012
                                    ==========       ==========
Projected benefit obligation        (28,633,948)    (26,375,271)
Plan assets at fair value            40,472,587      32,848,100
                                     ----------      -----------

Excess of plan assets over the
 projected benefit obligation        11,838,639        6,472,829
Unrecognized net gain deferred      (13,440,795)      (7,078,443)
Unrecognized prior service cost         (38,490)         (41,989)
Unrecognized net asset being
 amortized over 16 years from
 January 1, 1987                       (330,310)        (396,371)
                                      ----------      -----------
Net accrued pension cost            $(1,970,956)      (1,043,974)
                                      ==========      ===========


(11) Employee Benefit Plans, Continued

     Net pension cost for 1997, 1996, and 1995 included the following:

                               1997        1996       1995
                               ----        ----       ----

Service cost, benefits
 earned during the period    $  666,447    651,591    571,935
Interest cost on projected
 benefit obligation           1,893,377  1,724,700  1,610,208
Actual return on plan assets (9,452,700)(3,784,646)(6,013,024)
Net amortization and deferral 6,776,734  1,309,296  4,006,215
                              ----------  --------- ---------
Net periodic pension cost    $ (116,142)   (99,059)   175,334
                              ========== =========== =========

     The weighted average discount rate of 7% in 1997, 1996 and 1995 and the rate of increase in future compensation levels of 5% in 1997, 1996 and 1995 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 1997, 1996 and 1995.

(b)  Employee Savings Plan

     The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company's match of a portion of the employee's contribution totaled $265,746, $229,500 and $322,867 in 1997, 1996, and 1995, respectively.

(c)  Employee Stock Ownership Plan

     The Employee Stock Ownership Plan of The Concord Telephone Company (the Plan) was originally a defined contribution plan sponsored by the Company. The Company was responsible for all contributions to the Plan. Contributions were in the form of Company stock or cash used to purchase Company stock. Prior to the Tax Reform Act of 1986 (the Act), the Company was eligible for certain tax credits as a result of the Plan contributions. Subsequent to the Act, these tax credits were no longer available. As a result, the plan has been frozen. As of January 1, 1987, no more contributions can be made into the plan and no employee may become eligible to participate.


(11) Employee Benefit Plans, Continued

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

     The following table presents the plan's accumulated
postretirement benefit obligation reconciled with amounts
recognized in the Company's balance sheets at December 31, 1997 and 1996:
                                       1997         1996
                                       ----         ----

Accumulated postretirement benefit
 obligation:
     Retirees                       $4,076,863    5,198,219
     Fully eligible active plan
      participants                   2,230,590    3,046,889
     Other active plan participants  3,225,113    4,544,602
                                    ----------    ---------
                                     9,532,566   12,789,710

Unrecognized net gain (loss)         1,868,016    2,139,040
Unrecognized transition obligation  (4,894,379)  (5,506,177)
Unrecognized prior service cost      3,519,925         -
                                    ----------   -----------

Accrued postretirement benefit
 cost                              $10,026,128    9,422,573
                                    ==========    =========
     During 1997, Plan benefits were expanded to include Medicare supplements and additional medical benefits resulting in increased postretirement benefit costs.


(11) Employee Benefit Plans, Continued

     Net periodic postretirement benefit cost for 1997, 1996 and 1995 includes the following components:

                               1997       1996       1995
                               ----       ----       ----

Service cost                $ 216,693    321,990    331,470
Interest cost                 631,910    828,192    931,037
Amortization of transition
     obligation over 15 years 611,798    611,798    611,798
Amortization of gain          (74,769)   (72,216)      -
Amortization of prior service
 cost                        (502,847)       -         -
                             ---------  ---------   --------
Net periodic postretirement
     benefit cost          $  882,785   1,689,764  1,874,305
                             ========= =========== ==========

     For measurement purposes, a 13.5% percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995 and the rate was assumed to decrease annually to 6.5% by the year 2002 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, to approximately $10,806,167 and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for the year ended December 31, 1997 by approximately $975,504.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1997, 1996 and 1995.


(12) Income Taxes

     Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                 1997      1996       1995
                                 ----      -----      -----
Income before extraordinary
  item                     $  7,898,159  6,583,671  6,760,624
Extraordinary item            1,493,312      -          -
                             ----------  ---------  ----------
                           $  9,391,471  6,583,671  6,760,624
                            =========== ========== ===========

Stockholders' equity, for
 unrealized holding gain
 on debt and equity
 securities recognized
 for financial reporting
 purposes                  $  3,929,182   (640,204)   583,297
                            =========== =========== ===========

     Income tax expense (benefit) attributable to income before extraordinary item for the years ended December 31, 1997, 1996, and 1995, consists of:

                                 1997       1996       1995
                                 ----       ----       ----
Current:
  Federal                    $6,694,381  5,385,969  7,500,277
  North Carolina              1,965,013  1,292,799  1,792,744
                             ----------  ---------  ----------
                              8,659,394  6,678,768  9,293,021
Deferred:
  Federal, net of investment
     tax credit amortization   (651,140)  (111,920)(2,166,780)
     North Carolina            (110,095)    16,823   (365,617)
                              ----------  --------  ----------
                               (761,235)   (95,097)(2,532,397)
                              ----------  ---------  ----------
         Total               $7,898,159  6,583,671  6,760,624
                              ========== ========== ==========


(12) Income Taxes, Continued

     Income tax expense attributable to income before extraordinary item differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:


                                1997        1996        1995
                                ----        ----        ----

Amount computed at statutory
 rate                       $ 6,824,987   5,965,782   6,922,078
State income taxes, net
 of federal income tax
 benefit                      1,205,697     851,254     927,633
Nontaxable interest income      (12,133)   (104,315)   (263,375)
Amortization of federal
 investment tax credit         (114,885)   (114,885)   (248,538)
Amortization of deferred
 regulatory liability              -       (126,256)    (69,356)
Other, net                       (5,507)    112,091    (507,818)
                             ----------   ----------  ---------
Income tax expense           $7,898,159   6,583,671   6,760,624
                              ==========   =========   =========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 were as follows:

                                     1997            1996
                                     ----            ----
Deferred tax assets:
  Accrued postretirement
  and pension benefits        $    4,804,705      4,190,884
  Regulatory liability                 -            971,646
  Deferred investment tax credits    321,678        351,548
  Environmental remediation costs    142,280        142,425
  Accrued incentive                  492,558        237,442
  Intangibles                         99,750           -
  Net operating loss carryforwards   394,000           -
  Other accrued expenses and
   allowances                        529,439        103,399
  Other                              371,174        106,864
                                   ---------       ---------
     Total gross deferred tax
      assets                       7,155,584      6,104,208
                                   ---------       ---------
     Less valuation allowance      (394,000)           -
                                   ---------       ---------
     Net deferred tax assets       6,761,584      6,104,208
                                   ---------       ---------


(12)     Income Taxes, Continued, Continued

                                    1997          1996
                                    ----          ----
Deferred tax liabilities:
  Property, plant and equipment,
   primarily related to
   depreciation differences      8,659,278      6,772,715
  Unrealized gain on securities  4,054,003        124,821
  Other                              -            210,183
                                 ----------     ----------
     Total gross deferred
     tax liabilities            12,713,281      7,107,719
                               ------------     ---------
Net deferred tax liability    $  5,951,697      1,003,511
                               ============     ==========

     There was no valuation allowance for deferred tax assets as of January 1, 1997 or 1996. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $394,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more like than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the period are reduced.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997, will be allocated to income tax expense.

     At December 31, 1997, the Company has net operating loss carryforwards for state income tax purposes of approximately
$5,800,000 which will expire in the years 2000-2012.

(13) Accounting for the Effects of Regulation

     Prior to April 1, 1997 the Company's regulated operations were subject to the provisions of SFAS 71. Actions of a regulator could provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Therefore, regulatory assets and liabilities established by the actions of a regulator were required to be recorded, and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.


(13) Accounting for the Effects of Regulation, Continued

     As the result of changes in the manner in which the Company is regulated and the heightened competitive environment, the Company determined that it no longer met the criteria for
following SFAS No. 71.    As of April 1, 1997, the Company
discontinued applying SFAS No. 71. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. Although estimated economic useful lives are shorter than previously used for regulatory approved asset lives, the change has resulted in an increase in net telephone plant due to the Company recording additional depreciation charges totaling $15,414,156 over the past five years. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under SFAS No. 71 for the current year. The components of the gain, pretax, are as follows:

    Change in recorded value of long lived
     telephone plant                        $     1,757,824
    Elimination of regulatory liabilities         1,974,433
                                                 ----------
          Total                             $     3,732,257
                                                 ==========

     The increase in net telephone plant, $1,757,824 pretax, was recorded as a decrease to the related accumulated depreciation accounts. Such change was the result of changing from regulator-approved asset lives, and additional depreciation charges, to estimated economic asset lives.

     The average depreciable lives of affected categories of long lived telephone plant have been changed to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current economic asset lives are as follows:

                           Composite of     Estimate Economic
                         Regulator-Approved       Asset
                           Asset Lives            Lives
                          ----------------   ----------------

Digital switching              14                  10
Circuit equipment              10                   7
Aerial cable                   19                  17
Buried cable                   16                  17


     The remaining components of the extraordinary charge, $1,974,433 pretax, was the result of the removal of regulatory liabilities that were recorded as a result of previous actions by regulators. Virtually all of these regulatory liabilities arose in connection with the incorporation of new accounting standards into the ratemaking process and were transitory in nature.


(13) Accounting for the Effects of Regulation, Continued

     The Company's consolidated balance sheet as of December 31, 1996 included a regulatory liability of approximately $2.5 million which was recorded to offset deferred income taxes {see note 1(g)}.

     During 1996, the Company filed a price regulation plan with its state regulators seeking permission to become regulated based on prices rather than traditional rate base rate of return regulation. During 1997, the Company's plan was approved. Under the plan, the Company "rebalanced" its rates, lowering or eliminating many toll rates while bringing the price of monthly local services closer to its underlying costs and significantly expanding it's local and discounted toll calling areas. In exchange for the greater flexibility in setting prices, the Company agreed to open up its markets for competition for local dial-tone services. By rebalancing rates, management believes the Company can compete in emerging markets and still sustain local rates that are affordable.

(14) Environmental Remediation Costs

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


(14) Environmental Remediation Costs, Continued

The companies that entered into the Consent Decree have formed a group (the PRP Group) to implement the remedy. The PRP Group has filed civil actions for contribution against more than 100 other parties that allegedly arranged to send lead-bearing materials to the site. That litigation is at a very preliminary state.

The PRP Group has decided to allocate the remaining costs of the cleanup among its members primarily in proportion to their respective contributions of batteries to the Site. According to EPA's records, the Company sent a total of 466,412 pounds of batteries, wire and other waste material to the Site. Therefore, the Company's "nominal" share -- the portion it would pay if every member pays its full amount -- is 0.405%. Based on the estimated costs outlined above, the Company's nominal share would be $60,750. A number of members are not financially strong enough to pay their nominal shares, however. The PRP Group anticipates that the amounts to be paid by those members that are financially able to pay may exceed their nominal shares by two or three times. At December 31, 1997, the Company has accrued $355,700 for the share of the liability plus legal fees.

In the opinion of management, the Company has adequately accrued for its proportionate share of the estimated liability at December 31, 1997.

 (15)     Reconciliation of Basic and Diluted Weighted Average
Shares Outstanding

1997:
     Basic weighted average shares outstanding    $2,236,188
     Effect of dilutive securities:
          Stock options                                8,808
                                                   ----------
     Diluted weighted average shares outstanding  $2,244,996
                                                   ==========
1996:
     Basic weighted average shares outstanding    $2,227,184
     Effect of dilutive securities:
          Stock options                                6,663
                                                   ----------
     Diluted weighted average shares outstanding  $2,233,847
                                                   ==========
1995:
     Basic weighted average shares outstanding    $2,218,383
     Effect of dilutive securities:
          Stock options                                2,688
                                                   ----------
     Diluted weighted average shares outstanding  $2,221,071
                                                   ==========


 (16)     Summary of Income Statement Information (Unaudited)

     A summary of quarterly income statement information for the years ended December 31, 1997 and 1996, follows:


                              1997 Quarters Ended
              -------------------------------------------------
              March 31      June 30     Sept. 30     Dec. 31
              --------     ---------    ---------  -----------
Operating
  revenues   $17,852,229  19,465,534   20,200,736   20,965,015
Income before
 other income
 (expenses) and
 income taxes  5,272,271   4,675,029    4,547,808    5,598,034
Net income     2,649,392   5,315,069    3,008,584    2,867,804
Basic earnings
 per common
 share       $   1.18         2.37        1.33         1.28
              ==========   =========    =========    ==========
Diluted
 earnings
 per common
 share       $   1.17         2.36        1.33         1.27
              =========== ==========    =========     ==========


                         1996 Quarters Ended
             ----------------------------------------------------
              March 31       June 30     Sept. 30       Dec. 31
             ----------    -----------  -----------   -----------
Operating
 revenues    $ 15,473,079  15,576,999   17,688,002    18,315,926
Income before
 other income
(expenses) and
 income taxes   4,636,111   2,667,387    3,891,375     4,509,166
Net income      3,332,600   2,087,412    2,561,567     2,479,842
Basic earnings
 per common
 share       $    1.48        .93           1.14         1.10
              ===========   =========   ===========  ===========
Diluted
 earnings
 per common
 share       $    1.48        .92           1.14         1.10
              ===========   =========   ===========   ===========




Earnings per common share for the third and fourth quarters of 1996 reflect the special amortization of telephone plant in service as directed by the Commission of $574,363 as mentioned in note 1c. Earnings per common share for the second quarter of 1997 reflect an extraordinary gain from the discontinuance of FAS 71 of $2,239,045, net of income taxes of $1,493,312, as mentioned in note 13. Amounts have also been adjusted for the effects of implementing SFAS No. 128.



                                                  Schedule II

            CT COMMUNICATIONS, INC. AND SUBSIDIARIES

               Valuation and Qualifying Accounts

       Years Ended December 31, 1997, 1996 and 1995



  Column A         Column B    Column C    Column D   Column E
-----------        --------    --------    --------   --------
                                          Deductions
                   Balance,    Additions    From      Balance,
                  Beginning     Charged   Reserves     at End
Description        of Year     to Income (See Note)    of Year
-----------       ---------    ---------  ----------  ---------
Valuation and qualifying accounts
 deducted from assets to which
 they apply:

 Allowance for uncollectible accounts:

  Year ended
  December 31,
  1997           $ 100,000    381,757      381,757    100,000
                  ========    =======      =======    =======
  Year ended
  December 31,
  1996           $ 100,000    323,075      323,075     100,000
                  ========    =======      =======     =======
  Year ended
  December 31,
  1995           $ 100,000    335,958      335,958     100,000
                  ========    =======      =======     =======









Note: Represents balances written-off as uncollectible less collections on balances previously written off of $204,760, $508,391 and $432,117 for 1997, 1996, and 1995, respectively.



           NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP

                      FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 TOGETHER WITH AUDITORS' REPORTS




















            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of North Carolina RSA 15 Cellular Partnership:

We have audited the accompanying balance sheets of North Carolina RSA 15 Cellular Partnership (a North Carolina general partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 15 Cellular Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
   January 23, 1998.








            NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                          BALANCE SHEETS
                        AS OF DECEMBER 31,

                                     1997         1996
          ASSETS                     ----         ----
Current assets:
  Cash                             $ 2,500       $2,500
  Accounts receivable:
     Customers - less allowance
      for doubtful accounts of
      $148,925 and $273,238      2,089,859    2,346,336
  Roamers                          343,470      295,773
  Other                             61,234      110,202
                                 ---------    ---------
     Total accounts receivable   2,494,563     2,752,311

  Affiliate receivable, net      1,215,805      349,242
  Prepaid expenses                  20,691        8,273
                                 ---------     --------
     Total current assets        3,733,559    3,112,326
                                 ---------     --------

Property and equipment (at cost):
  Land and improvements          1,000,066    1,008,739
  Buildings and improvements     1,628,788    1,523,220
  Equipment                     11,790,249   10,743,572
  Furniture and fixtures           501,825      486,355
  Assets under construction      1,368,646       28,421
                                ----------   ----------
                                16,289,574   13,790,307
  Less accumulated depreciation  5,118,713    3,396,159
                                ----------   ----------
   Property and equipment, net  11,170,861   10,394,148

Other assets, net                   60,480       70,936
                                ----------   ----------
     Total assets              $14,964,900  $13,577,410

  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable             $   192,032  $   211,456
  Customer deposits                105,281       67,135
  Other accrued liabilities        133,980      209,824
                                 ---------   ----------
     Total current liabilities     431,293      488,415

Commitments (Note 3)

Partners' capital               14,533,607   13,088,995
                                ----------   ----------
  Total liabilities and
   partners' capital           $14,964,900  $13,577,410

                                ===========   ===========
   The accompanying notes are an integral part of these balance sheets.




            NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                     STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31,



                                  1997          1996        1995
                                  ----          ----        ----
Revenue and Sales:
  Service revenue           $ 22,083,366   $ 20,377,059  $ 16,759,288
  Equipment Sales              1,155,243      1,087,024       985,888
                             -----------     ----------    ----------
                              23,238,609     21,464,083    17,745,176
Cost and Expenses:
  Cost of Services             3,742,605      3,450,524     2,803,334
  Cost of Goods Sold           1,833,729      2,161,139     2,599,319

Selling, General and
  Administrative               7,219,192      7,579,020     7,119,876

Depreciation and
  Amortization                 1,735,869      1,215,894       792,897
                              ----------     ----------     ---------
Total operating expenses      14,531,395     14,406,577    13,315,426

Operating Income               8,707,214      7,057,506     4,429,750
                              ----------     ----------    ----------
Other (Expense) Income           (12,153)           320           33
Interest Income, Net             134,192         91,725       20,380

Net Income                   $ 8,829,253    $ 7,149,551  $ 4,450,163
                              ==========     ==========   ==========

 The accompanying notes are an integral part of these statements.


              NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                ALLTEL Mobile
                                Communications
                                   of the               CT
                     Total      Carolinas, Inc.    Cellular, Inc.
                   ---------   ----------------  -----------------

Balance,
December 31, 1994  $ 6,611,647   $ 3,305,824       $ 3,305,823

Capital
distributions       (1,427,526)     (713,763)         (713,763)

Net income for
the year ended
December 31, 1995    4,450,163     2,225,081          2,225,082
                   ----------    -----------        -----------
Balance,
December 31, 1995  $ 9,634,284   $ 4,817,142       $  4,817,142

Capital
distributions       (3,694,840)   (1,847,420)        (1,847,420)

Net income for
 the year ended
 December 31, 1996   7,149,551     3,574,775         3,574,776
                     ---------    ----------        -----------
Balance,
December 31, 1996   13,088,995     6,544,497         6,544,498

Capital
distributions       (7,384,641)    (3,692,320)      (3,692,321)

Net income for
 the year ended
 December 31, 1997    8,829,253     4,414,627        4,414,626
                     ----------    ----------       -----------
Balance,
December 31, 1997 $  14,533,607   $ 7,266,804     $  7,266,803
                     ==========    ==========       ===========







The accompanying notes are an integral part of the statements.



            NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31,

                                     1997          1996         1995
          ASSETS                     ----          ----         ----

Cash flows from operating
  activities:
  Net Income                      $ 8,829,253   $ 7,149,551  $ 4,450,163

  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Depreciation and amortization  1,735,869     1,215,894      792,897
     Provision for uncollectible
      accounts                         375,269      961,042      865,742
     Changes in operating assets
      and liabilities:
       Increase in accounts
       receivable                     (117,521)  (1,225,666)  (1,939,545)
       Increase in prepaid expenses    (12,418)      (3,239)      (1,772)
       (Decrease) increase in current
        liabilities                     (57,122)        269     (129,375)
                                     -----------   ---------- -----------
          Net cash provided by
          operating activities        10,753,330   8,097,851   4,038,110
                                     -----------  ----------  ----------
Cash flows from investing activities:
  Capital expenditures                (2,502,126) (4,930,313) (2,997,385)
  Sale of equipment to affiliate           -           47,788      -
                                     -----------    --------- ----------

     Net cash used in investing
     activities                        (2,502,126) (4,882,525) (2,997,385)
                                     ------------   --------- -----------

Cash flows from financing activities:
  Distributions to partner             (3,692,321) (1,847,420)   (713,763)
  Change in affiliate receivable, net  (4,558,883) (1,367,356)   (326,562)
                                      -----------   ---------  ----------
     Net cash used in financing
     activities                        (8,251,204) (3,214,776) (1,040,325)
                                      -----------   ---------  ----------
          Net change in cash                -             550         400

Cash, beginning of year                     2,500       1,950       1,550
                                      -----------   ---------  ----------
Cash, end of year                   $       2,500    $  2,500       1,950
                                      ===========   =========  ==========
Supplemental cash flow information:
  Interest paid (net of
  capitalized interest)             $       6,202    $  3,776       3,258
                                      ===========   =========  ==========




   The accompanying notes are an integral part of these balance statements.


           NORTH CAROLINA RSA 15 CELLULAR PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1997 and 1996

1.   ORGANIZATION:

North Carolina RSA 15 Cellular Partnership (the "Partnership"), a North Carolina general partnership, was formed on September 15, 1989. The Partnership was formed to fund, develop, and offer cellular technology in the area of the State of North Carolina designated by the Federal Communications Commission as North Carolina Rural Service Area ("RSA") 15. The Partnership commenced operations on April 17, 1991.

The partners and their respective ownership percentages as of December 31, 1997 and 1996, are as follows:

   Manager and general partner:
                                 ALLTEL Mobile Communications
                                  of the Carolinas, Inc.("AMC")
                                             50%
   General partner:
                               CT Cellular, Inc. ("CT Cellular")
                                              50%

AMC, a wholly-owned subsidiary of ALLTEL Mobile Communications, Inc. ("ALLTEL Mobile"), is responsible for managing and operating the Partnership. Pursuant to the terms of the Partnership Agreement (the "Agreement"), the general partners are liable for all obligations of the Partnership to the extent not paid by the Partnership.

The partners make capital contributions to, share in the operating results of, and receive distributions from the Partnership in accordance with their respective ownership percentages as defined in the Agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates -

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

Revenue Recognition -

The Partnership earns service revenue by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime and toll revenues). Access revenue is recognized when billed. Revenue that results from usage of the cellular network is recognized when the services are rendered. Other cellular service revenues are recognized when services are provided and primarily include connection, detailed billing, retail paging, and custom calling feature revenues. Equipment sales are recognized upon delivery of the equipment to the customer. Unbilled revenues associated with the Partnership's Service revenues totaled $316,770, $294,713 and $218,997 at December 31, 1997, 1996 and 1995, respectively.

Operating Expenses -

Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of costs incurred by the managing partner or its affiliates on behalf of the Partnership. See Note 4 for additional discussion of allocated costs and related-party transactions, Selling and marketing expense includes a net loss on equipment sales of $678,486, $1,074,115 and $1,613,431 in 1997, 1996 and 1995, respectively.

Interest Income Net -

The accompanying statements of operations reflect total interest income, net of interest expense and interest capitalized. The components of Interest income, net are as follows for the years ended December 31, 1997 and 1996:

                                 1997         1996       1995
                                 ----         ----       ----
  Interest income             $140,394      $95,501    $23,638
  Interest expense              (6,404)      (3,776)    (6,904)
  Interest capitalized             202           -       3,646
                               -------       ------   --------
   Interest income, net       $134,192     $ 91,725    $20,380
                               =======       ======   ========
Income Taxes -

All income, losses, and tax credits are not separately taxable to the Partnership under the Internal Revenue Code and applicable state statutes, but rather are allocated directly to the partners. Accordingly, no provision for federal or state income taxes has been made in the accompanying financial statements.

Affiliate Receivable, Net -

Since the Partnership does not maintain a cash account for operations, the cash receipts from revenues are recorded in an ALLTEL Mobile cash account and reflected as advances to affiliate. Likewise, all cash disbursements of the Partnership are made by ALLTEL Mobile on behalf of the Partnership and are reflected as advances from affiliate. In addition, AMC's capital distributions/contributions are recorded through the advance accounts. AMC's capital distributions of $3,692,320, $1,847,420 and $713,763 in 1997, 1996 and 1995, respectively, were recorded as advances from affiliate. These advances are presented on a net basis in the accompanying financial statements as Affiliate receivable, net.

The Partnership is charged interest on advances provided by ALLTEL Mobile and earns interest on advances provided to ALLTEL Mobile. The average interest rate on advances provided to the Partnership was 6.89%, 7.05% and 7.82% in 1997, 1996 and 1995,
respectively. The average interest rate on advances provided by the Partnership was 5.45%, 5.21% and 5.71% in 1997, 1996 and 1995, respectively.


Provisions for Bad Debts and Sales Allowance

The Partnership establishes reserves for bad debt based upon analyses of its aged accounts receivables and any identified collection issues. The actitivity of the allowance account for the years ended December 31 is as follows:

                                    1997         1996          1995
                                    ----         ----          ----
Balance, Beginning of Year       $273,238      $339,914      $150,660
Write-offs                       (717,771)   (1,272,087)     (712,214)
Recoveries                        218,129       244,369        35,726
Provision                         375,269       961,042       865,742
                                  -------     ---------       -------
Balance, End of Year             $148,925      $273,238      $339,914
                                  =======       =======       =======

Inventories -

Inventories are purchased for the Partnership by an adjacent Metropolitan Statistical Area ("MSA"), operated by the managing partner. Upon sale, the related cost of the inventory is transferred to the Partnership at the MSA's cost basis and is reflected in the accompanying statements of operations as Costs of Goods Sold.

Property and Equipment -

Property and equipment represent the costs incurred to construct a cellular mobile telephone system and cellular equipment, and include capitalized interest and overhead charges related to direct labor costs capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are as follows:
                                        Years
                                        -----

 Buildings and improvements              7-25
 Equipment                               7-10
 Furniture and fixtures                   10
 Land improvements                         7

When property is retired, the cost of the property and the
related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the
accompanying statements of operations.   See Note 4 concerning
the transfer of equipment to affiliates.

Assets under construction primarily represent the costs incurred for the construction of cell sites and include capitalized interest and allocated overheads related to the direct labor costs capitalized. When these assets are placed in service, they are recorded in the appropriate property and equipment accounts and are depreciated from that time forward. Depreciation expense was $1,725,413, $1,205,438 and $782,445 for 1997, 1996 and 1995,
respectively.

Other Assets, Net -

Other assets, net consist primarily of costs associated with the acquisition of options to lease land relating to future or existing cell sites. These costs are amortized using the
straight-line method over a 10 year term.   Amortization expense
totaled $10,456, 10,456 and $10,452 for 1997, 1996 and 1995, respectively.

3.       COMMITMENTS:

Future minimum payments required under operating leases for real estate, office space and tower space that have non-cancelable lease terms in excess of one year as of December 31, 1997, are as follows:

                   1998             $226,300
                   1999              103,569
                   2000               90,687
                   2001               49,687
                   2002                1,612
                Thereafter               228
                                    --------
                                    $472,083
                                    ========
These leases permit renewals at various intervals with provisions
for increased rentals at each renewal.   Rent expense totaled
$274,010, $229,629 and $180,629 in 1997, 1996 and 1995, respectively, and is included in System and operations expense in the accompanying statements of operations.



4.       RELATED-PARTY TRANSACTIONS:

ALLTEL Mobile, a wholly-owned subsidiary of ALLTEL Corporation, provides certain services necessary for the operation, management, and administration of the Partnership. Services provided to the Partnership include accounting, cash management, strategic planning, human resources, legal, marketing, customer service, systems, and engineering. These costs are allocated to the Partnership based on various factors, which are modified periodically to more closely align costs with services received. In accordance with the terms of the Agreement, ALLTEL Mobile is reimbursed for its costs incurred on behalf of the Partnership in providing these services. These costs amounted to $1,036,595, $847,540 and $695,715 in 1997, 1996 and 1995, respectively.

A contiguous MSA, having common ownership with the Partnership, provides the Partnership certain additional operational ,
management, and administrative services; the costs of which are allocated to the Partnership based on various factors.  Costs incurred for such services amounted to $1,639,750, $1,493,032
and $1,436,119 in 1997, 1996 and 1995, respectively.   During 1997
and 1996, the Partnership recorded cast allocation credits from ALLTEL Mobile and a contiguous MSA related to the years 1992 through 1994. These credits totaled $77,526 and $125,716 in 1997 and 1996, respectively, and were recorded as a reduction of operating expenses in the accompanying statements of operations.

The MSA also provides the Partnership with access to the MSA's switch. The cost for this service is allocated to the Partnership based on airtime usage and the number of ports in the switch utilized. These costs were $664,211, $571,430 and $515,439 in 1997, 1996 and 1995, respectively. The MSA's switch is equipped with IS-4I capabilities, the cost of which is shared with the Partnership based on a fixed monthly charge and pre-call validation usage.
The cost to the Partnership for this additional service was $47,533, $35,532 and $48,816 in 1997, 1996 and 1995, respectively.

The Partnership purchased cellular telephone equipment and materials and supplies amounting to $187,132, $291,757 and $22,405 in 1997, 1996 and 1995, respectively, from ALLTEL Supply, Inc., a wholly-owned subsidiary of ALLTEL Corporation. Additionally, ALLTEL
Information Services, Inc. ("AIS"), a wholly-owned subsidiary of ALLTEL Corporation, provides billing and mailing services to the Partnership. The charge to the Partnership for these services was $1,073,736, $1,003,664 and $738,172 in 1997, 1996 and 1995,
respectively. The cost of service is based upon the number of customer bills processed and mailed. The prices charged by ALLTEL Supply, Inc.
and AIS are comparable to prices the Partnership would be required to pay non-affiliated suppliers for similar goods and services.

During 1996 and 1995, the Partnership transferred certain property and equipment to affiliates of the managing partner with a cost of $55,753 and $951, respectively and accumulated depreciation of $7,965 and $439, respectively. In 1995, the Partnership also received transfers of certain property from affiliates of the managing partner with a cost of $9,711 and accumulated depreciation of $3,240.
These assets were transferred at net book value on the date of the transaction.

The Partnership has an operating lease for tower space with AMC.
Rent expense under this lease totaled $34,162, $33,530 and $34,620 in 1997, 1996 and 1995, respectively. The Partnership also has operating leases for building and tower space with Concord Telephone
Company, an affiliate of CT Cellular. Rent expense under these leases totaled $29,475, $28,875 and $23,580 in 1997, 1996 and 1995, respectively.

Future minimum payments required under these leases, which are included in Note 3 as of December 31, 1997 are as follows:
                                F-45


                   1998              $ 29,475
                   1999                29,475
                   2000                29,475
                   2001                13,575
                   Thereafter             -
                                     ---------
                                     $102,000
                                     ========
The Partnership periodically incurs charges from ALLTEL
Corporation affiliates primarily relating to interconnect, network, toll and lockbox clearing charges. The Partnership incurred charges from these affiliates of $117,883, $127,726 and $98,954 in 1997, 1996 and 1995, respectively. The prices for these services are charged to the Partnership at tariffed rates or at cost.

The Partnership periodically incurs charges from non-ALLTEL
Corporation affiliates primarily relating to site utility, interconnect, office rental, and site rental charges. Amounts charged by these affiliates were $654,366, $671,943 and $497,504 in 1997, 1996 and 1995, respectively.


