Form 10-Q
period 1998-03-31
CT COMMUNICATIONS INC /NC
filed 1998-05-15
CIK 23259

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    2,242,204 shares of Common Stock outstanding as of March 31, 1998.

                         Voting     -    337,843
                     Class B Non-Voting -  1,904,361






                         CT COMMUNICATIONS, INC.

                                  INDEX




                                                            Page No.

PART I.  Financial Information

    Balance Sheets --
         March 31, 1998 and December 31, 1997                  3-4

    Statements of Income --
         Three Months Ended March 31, 1998 and
         March 31, 1997                                          5

    Statements of Cash Flows --
         Three Months Ended March 31, 1998 and
         March 31, 1997                                          6

    Notes to Financial Statements                               7-9

    Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10-12


PART II.  Other Information                                      13































                                   -2-
                     PART I.  FINANCIAL INFORMATION

                        CT COMMUNICATIONS, INC.

                     Consolidated Balance Sheets

                             Unaudited

                              ASSETS

                                             March 31,       December 31,
                                                1998              1997
                                          --------------  ----------------
Current assets:
    Cash and cash equivalents                $    ---          $    ---
    Short-term investments                      267,344           168,979
    Accounts receivable, net of allowance
       for doubtful accounts of $100,000      9,027,431         8,842,922
    Notes receivable                          1,513,500         1,810,500
    Materials and supplies                    2,742,547         2,696,432
    Deferred income taxes                     1,545,470         1,545,470
    Prepaid expenses and other assets           519,351           950,254
                                            -----------        -----------
         Total current assets                15,615,643        16,014,557
                                            -----------        -----------

    Investment securities                    27,637,925        14,624,757
    Investments in affiliates                29,468,066        29,550,326


    Property, plant, and equipment:
     Telephone plant in service:
       Land, buildings, and general equipment 31,151,913        28,730,045
       Central office equipment               67,068,508        64,227,829
       Poles, wire, cables and conduit        80,659,126        80,143,917
     Construction in progress                    570,753           277,070
                                             ------------      ------------
                                             179,450,300       173,378,861
    Less accumulated depreciation             88,780,839        86,229,072
                                             ------------      -----------
      Net property, plant, and equipment      90,669,461        87,149,789
                                             -----------      ------------
     TOTAL ASSETS                           $163,391,095      $147,339,429
                                             ===========       ===========

                                                                (Continued)



    See accompanying notes to consolidated financial statements.











                                        -3-
                 Consolidated Balance Sheets, (Continued)

                    LIABILITIES & STOCKHOLDERS' EQUITY
                               Unaudited
                                              March 31,      December 31,
                                                 1998            1997
                                             -------------  --------------
Current liabilities:
    Current portion of long-term debt and
     redeemable preferred stock                $   632,500   $    632,500
  Accounts payable                               9,893,462      9,697,000
    Customer deposits and advance billings       1,630,372      1,591,284
    Accrued payroll                              1,337,098      1,304,573
    Income taxes payable                         2,461,169        992,750
    Accrued pension cost                         1,903,695      1,970,956
    Other accrued liabilities                      805,484      1,428,372
                                               ------------    ----------
                Total current liabilities       18,663,780     17,617,435
                                               ------------    ----------
Long-term debt                                  12,239,000     11,239,000
                                               ------------    ----------
Deferred credits and other liabilities:
  Deferred income taxes                          12,583,146      7,497,167
  Investment tax credits                            919,080        919,080
  Post-retirement benefits other than pension    10,199,798     10,026,128
  Other                                           1,541,223      1,573,668
                                                 ----------     ----------
                                                 25,243,247     20,016,043
Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,500 and 1,500 shares
  in 1998 and 1997, respectively                    137,500         137,500
                                                 -----------     ----------
       Total liabilities                         56,283,527      49,009,978
                                                 -----------     ----------
Minority interest                                   ---          1,360,998

Stockholders' equity:
  Preferred stock not subject to mandatory redemption:
    5% series, $100 par value; 3,537 and 3,631
      shares outstanding in 1998 and 1997,
      respectively                                  353,700        363,100
    4.5% series, $100 par value; 1,006 and 1,218
      shares outstanding in 1998 and 1997,
      respectively                                  100,600        121,800
  Common stock:
    Voting; 337,843 and 338,429 shares outstanding
      in 1998 and 1997, respectively              3,686,734      3,772,298
    Nonvoting; 1,904,361 and 1,900,361 shares
      outstanding in 1998 and 1997,
      respectively                               25,712,034     25,268,447
  Other capital                                     298,083        298,083
  Unearned compensation                          (1,022,016)      (817,903)
  Other accumulated comprehensive income         14,125,527      6,169,443
  Retained earnings                              63,852,906     61,793,185
                                                ------------  -------------
     Total stockholders' equity                 107,107,568     96,968,453
                                                ------------  -------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $163,391,095   $147,339,429
                                                ============  =============
See accompanying notes to consolidated financial statements.





                                        -4-
                              CT COMMUNICATIONS, INC.
                         Consolidated Statements of Income
                    For 3 months ended March 31, 1998 and 1997
                                     Unaudited
                                              1998              1997
                                            ---------        ----------
Operating revenues:
    Local service                          $ 7,903,500      $ 6,039,429
    Access and toll service                  9,452,764        8,614,604
    Other and unregulated                    3,771,653        3,276,113
    Less provisions for uncollectible
     accounts                                 (112,332)         (77,917)
                                            ------------     -----------
         Total operating revenues            21,015,585       17,852,229

Operating expenses:
    Plant specific                            6,496,691        5,611,616
    Depreciation and amortization             2,685,844        1,905,267
    Customer operations                       3,184,551        2,107,931
    Corporate operations                      3,090,156        2,988,726
                                             -----------     -----------
       Total operating expenses              15,457,242       12,613,540
                                             -----------     -----------
       Net operating revenues                 5,558,343        5,238,689

Other income (expenses):
    Equity in income of affiliates, net         (70,833)         179,119
    Interest, dividend income and
       gain on sale of investments               82,689           40,280
    Expense related to early retirement plan       ---        (1,020,000)
    Other expenses, principally interest       (203,234)        (105,128)
                                              ---------      ------------
  Total other income (expenses)                (191,378)        (905,729)
                                              ---------      ------------
    Income before income taxes                5,366,965        4,332,960
    Income taxes                              2,229,512        1,683,568
                                              ---------      -----------
    Net income                                3,137,453        2,649,392
Dividends on preferred stock                      7,203           23,059
Earnings for common stock                   $ 3,130,250      $ 2,626,333
                                            ===========      ===========
Basic earnings per common share*            $      1.40      $      1.18
                                            ===========      ===========

Diluted earnings per common share*          $      1.39      $      1.17
                                            ===========      ===========
Dividends per common share*                 $       .48      $       .47
                                            ===========      ===========
Basic weighted average shares outstanding*    2,240,036        2,234,385

Diluted weighted average shares outstanding*  2,249,016        2,243,193

* In July 1997, the Registrant effected a three for two stock split in the form of a one for two stock dividend to shareholders of record at August 1, 1997. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.

See accompanying notes to consolidated financial statements.






                                   -5-

                              CT COMMUNICATIONS, INC.
                       Consolidated Statements of Cash Flows
                    For 3 months ended March 31, 1998 and 1997
                                     Unaudited

                                                      1998          1997
                                                  ------------  ------------

Cash flows from operating activities:
    Net income                                     $3,137,453    $2,649,392

    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                2,685,844      1,905,267
       Deferred income taxes and tax credits            ---         (124,289)
    Post-retirement benefits                          173,670        290,655
       Loss on sale of investments                      ---            3,241
       Undistributed income of affiliates              70,832       (179,119)
       (Increase) in accounts receivable             (184,509)        (3,090)
       (Increase) in materials and supplies           (46,115)      (527,021)
        Decrease in other assets                      430,903          8,512
       (Decrease) Increase in accounts payable        196,490     (1,618,115)
       Increase in customer deposits and
          advance billings                             39,088         93,100
       Increase in liability for early
          retirement plan                               ---        1,020,000
       Decrease in accrued liabilities               (622,888)      (498,542)
       Increase in income taxes payable             1,468,419      1,688,685
                                                   -----------    -----------
         Net cash provided by operating activities  7,349,187      4,708,676

Cash flows from investing activities:
    Capital expenditures in telephone plant, net   (6,071,439)    (4,355,460)
    Purchases of investments in affiliates         (1,717,340)    (1,669,346)
    Purchases of investment securities               (217,395)      (110,824)
    Sales and maturities of investment securities     122,759      1,594,520
    Notes receivable                                  297,000          ---
    Partnership capital distribution                  343,833          ---
    Other                                              26,615          ---
                                                   -----------   ------------
       Net cash used in investing activities       (7,215,967)    (4,541,110)

Cash flows from financing activities:
    Repayment of long-term debt                        ---        (1,595,000)
    Dividends paid                                 (1,078,510)    (1,046,492)
    Proceeds from common stock issuance                49,092        509,699
    Purchase of shares                               (104,582)      (191,193)
    Borrowing on line of credit                     1,000,000      2,000,000
    Other                                                 780        (31,825)
                                                    ----------     ----------
      Net cash used in financing activities          (133,220)      (354,811)

    Net decrease in cash and cash equivalents           ---         (187,245)

    Cash and cash equivalents-beginning of period       ---         2,162,698
                                                    ----------    -----------
    Cash and cash equivalents-end of period      $      ---        $1,975,453
                                                                  ===========
See accompanying notes to consolidated financial statements.





                                        -6-
                             CT COMMUNICATIONS, INC.


NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months then ended and cash flows for the three months then ended.

2. In certain instances, amounts previously reported in the 1997 consolidated financial statements have been reclassified to conform with the 1998 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of common stock transactions during the three months ended March 31, 1998.


                                          .....Voting.....
                                         Shares       Value
                                        -------     ---------
    Outstanding at December 31, 1997... 338,429    $3,772,298
    Purchase of shares.................    (586)      (85,564)
                                        --------   -----------
    Outstanding at March 31, 1998...... 337,843    $3,686,734
                                        --------   -----------

                                          Basic       Diluted
    Weighted average shares outstanding
       for the three months ending
       March 31, 1998..................  338,214      338,214



                                        ..Non-Voting Class B..
                                         Shares      Value
                                       ---------  -----------
    Outstanding at December 31, 1997.. 1,900,361  $25,268,447
    Issuance of common stock..........     3,975      443,587
                                       ---------  -----------
   Outstanding at March 31, 1998.....  1,904,336  $25,712,034
                                      ==========  ===========

                                          Basic       Diluted
    Weighted average shares outstanding
       for the three months ending
       March 31, 1998.................  1,901,822     1,910,802









                                     -7-

  5.  SECURITIES AVAILABLE-FOR-SALE
                                       March 31, 1998
                           ------------------------------------
                                      Gross Unrealized
                                     ------------------

  Securities                Amortized                               Fair
  Available-for-Sale           Cost       Gains       Losses        Value
                            ---------  ----------- ------------   -----------
  Certificate of Deposit   $  267,344                            $   267,344
  Equity securities         4,390,725   26,225,490  (2,978,290)   27,637,925
                           ----------  ----------- ------------   ----------
      Total                $4,658,069   26,225,490  (2,978,290)  $27,905,269
                           ==========  =========== ============   ==========


                                    Amortized Cost      Fair Value
                                   ----------------    ------------
  Current                               $  267,344     $   267,344
  Equity securities                      4,390,725      27,637,925
                                     -------------    ------------
      Total                             $4,658,069     $27,905,269
                                     =============    ============




6.  INVESTMENTS IN AFFILIATED COMPANIES
                                    March 31, 1998     December 31, 1997
                                   ---------------    ------------------

  Palmetto MobileNet                 $ 9,438,983         $    ---
      RSA 15 Partnership
      (equity method)                     ---               7,478,888
  Amaritel                             6,860,000            6,860,000
  BellSouth Carolinas PCS, LP
   (equity method)                     3,180,951            3,752,556
  U.S. Telecom Holdings
   (equity method)                     1,695,386            1,895,385
  Wireless One of NC (equity method)   4,100,451            4,100,204
  ITC Holdings (cost method)           2,724,129
  Illuminet                            1,068,624            1,068,624
  Ellerbe Partnership (equity method)     ---               1,268,571
  Access On (equity method)              184,492              186,919
  Other (cost method)                    215,050              215,050
                                     -----------        -------------
      TOTAL                         $ 29,468,066         $ 29,550,326
                                     ===========        =============

7.  LONG-TERM DEBT:

  Long-term debt excluding annual maturities comprised the following:

 First Mortgage Bonds:               March 31, 1998      December 31, 1997
----------------------              ---------------     ------------------
  Note payable to a bank @ 7.25%
    due in installments until 2001      $ 1,239,000        $ 1,239,000
  Rural Telephone Finance Corp.
    maturing on March 8, 1999            11,000,000         10,000,000
                                    ---------------     ------------------
      TOTAL                             $12,239,000        $11,239,000
                                    ===============     ==================
  Annual maturities of the long-term debt outstanding amounts to $465,000 in 1998; $11,620,000 in 1999; $620,000 in 2000; and $154,000 thereafter.











                                      -8-
8.    COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive inome separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Items considered to be other comprehensive income include adjustments made for unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:





                                        March 31, 1998      March 31, 1997
                                        --------------      --------------
      Net Income                         $  3,137,453        $  2,649,392

      Other Comprehensive Income
        Unrealized gain (loss) on
        Securities available-for-sale
        Net of Income Taxes                  7,956,064           (349,196)
                                         -------------       -------------
            Comprehensive Income          $ 11,093,537       $  2,300,196
                                         =============       =============







                                      -9-

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

    Liquidity and Capital Resources

         The liquidity of the Company decreased during the three month period ended March 31, 1998. Current liabilities exceeded current assets by $3,048,137 at March 31, 1998. In comparison, current liabilities exceeded current assets by $1,602,878 at December 31, 1997.

         Current assets decreased $398,914 when compared to December 31, 1997. This decrease is primarily due to decreases in notes receivable of $297,000 and prepaid expenses of $430,903. These decreases are offset by increases in accounts receivable of $184,509; increased material and supplies of $46,115 and increased short term investment of $98,365.

         Current liabilities increased by $1,046,345 during the three months ending on March 31, 1998. This increase is primarily from the increase in income tax payable of $1,468,419 due to the timing of income tax deposits. This increase was partially offset by decreased other accrued liabilities, principally property taxes of $622,888.

         The Registrant's primary source of liquidity is funds provided by operations. During the three months ended March 31, 1998, cash provided by operations totaled $7,349,187. The Registrant also drew on a line of credit with the Rural Telephone Finance Corporation in the amount of $1,000,000. The Registrant also has a $3,500,000 line of credit with First Charter National Bank that is unused.

         The primary use of cash during this period was for normal additions to telephone plant - $6,071,439, purchase of investments in affiliates - $1,717,340, payment of dividends - $1,078,510 and purchase of investment securities - $217,395. Of the cash expended for investments in affiliates, $140,000 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina.
$175,050 was invested in BellSouth PCS Partnership and $1,511,400 was invested in CT Global. The $1,511,400 was composed of $711,400 in cash and $800,000 in cancellation of notes receivable due from U.S. Telecom Holdings, Inc. This investment represented the acquisition of the minority interest in CT Global held by U.S. Telecom Holdings, Inc. An additional $503,000 was advanced to U.S. Telecom in the form of notes receivable. Sales and maturities of investments totaled $122,759 during the three months ending March 31, 1998.

         At March 31, 1998, the Registrant's investment portfolio totaled $27.9 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At March 31, 1998, the Company had available lines of credit totaling $18,500,000, of which $11,000,000 was outstanding.

         The Registrant anticipates that all of the capital requirements in 1998 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and currently available lines of credit. If additional funds are required during 1998, management expects that such funds will be raised through additional bank borrowings.



                                  -10-
    Results of Operations

      3 months ended March 31, 1998 and March 31, 1997

         Operating revenues increased $3,163,356 or 18% for the three months ended March 31, 1998 when compared to the same period of 1997.

         Local service revenues increased $1,864,071 or 32% when compared to the quarter ending on March 31, 1997. This increase was comprised of a $1,459,761 increase in basic local service revenues; a $268,939 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary. The remaining increase was primarily attributable to revenue growth from installation charges. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

         Access and toll revenues increased $838,160 or 9.7% over the comparable period ending on March 31, 1997. This increase was comprised of $486,346 in interlata toll revenues; $192,349 of intralata access revenues; and $325,919 of interlata access revenue. These increases are offset by reductions in intralata toll due to the implementation of the price regulation plan adopted by the Registrant in September 1997. Under this plan, intralata toll billings are reduced when the customer selects one of the premium plans for local telephone service. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

         Other and unregulated income increased $495,540 or 15% over the comparable period ending on March 31, 1997. This increase was comprised of an increase of $161,409 in internet revenues; $124,129 in directory advertising; $86,114 in paystation revenue and $74,084 in business system sales. The remaining amount relates to increases in security plus and inside wire maintenance revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

         The Registrant's provision for uncollectible accounts increased modestly due to registrant expanding its competitive businesses.

         Operating expenses, exclusive of depreciation, increased $2,063,125 or approximately 19% when compared to the previous quarter ending on March 31, 1997.

          Plant specific expenses increased $885,075 or 16% when compared to the previous period ending March 31, 1997. This increase was the result of an increase of $204,083 in cost of goods sold associated with business system sales and PCS phone sales; an increase in interlata access expense of $228,227 due to additional sales of toll services; and an increase in cost associated with contracted services of $232,564; the remaining increase primarily relates to an increase in costs associated with sales efforts in the non-regulated area of operations.






                                  -11-
              Customer operations expenses increased $1,076,620 or 51% when compared to the previous period ending on March 31, 1997. This increase was comprised of $771,611 associated with additional internet, PCS, business systems, competitive local and long distance marketing efforts; and $211,387 relating to the sales efforts of CT Exchange Services, Inc. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service.

         Corporate operations increased $101,430 or approximately 3% when compared to the expenses period ending on March 31, 1997. This increase is primarily the result of increased salaries and wages.

         Depreciation expenses increased by $780,507 when compared to the previous quarter ending on March 31, 1997. This increase relates to a 1997 reduction in depreciation expense of $736,971 due to a reclassification of circuit equipment to central office switching equipment. Without this prior year reclassification depreciation expense would have increased $43,536 due to increased depreciable plant balances.

         Other income (expenses) increased by $714,351 when compared to the previous period. This increase is primarily a result of the reduction of expenses related to an early retirement plan of $1,020,000 offered to certain employees during the first quarter of 1997 but not repeated during 1998. This reduction in expenses was primarily offset by a reduction in equity income from affiliates of $249,952 when compared to 1997.

    Other Events

    On May 8, 1998 the Registrant completed the acquisition of G.A. Technologies, an internet provider based in Charlotte, North Carolina doing business as V-Net. This transaction was structured as a merger of V-Net into a subsidiary of the Registrant. Pursuant to the merger the shareholders of V-Net exchanged their V-Net shares for shares of the Registrant's Class B non-voting stock. It is not expected that this transaction will have a material effect on the Registrant's operations. This transaction will be accounted for under the purchase method of accounting.

    In April, 1998, the Federal Communications Commission (FCC) approved the transfer from CT Cellular, Inc. to Palmetto MobileNet, L.P. of the cellular licenses for RSA 4/5 and RSA 15.

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











                                -12-
Factors That May Affect Future Results     (Con't.)

        Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecom Act, and related state and federal legislation and regulations, (2) the Registrant's ability to successfully implement its new rate plan, (3) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, (4) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Registrant's ability to effectively manage rapid changes in technology and (6) whether the Registrant can effectively respond to the actions of its competitors.







                                 -13-
PART II.  OTHER INFORMATION

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









                                 -14-
                                SIGNATURES


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







       May 14, 1998
           Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)


























                                   -15-
                             EXHIBIT INDEX


Exhibit No.               Description

    11           Computation of Earnings Per Share.

    27           Financial Data Schedule.