Form 10-Q
period 1998-06-30
CT COMMUNICATIONS INC /NC
filed 1998-08-14
CIK 23259

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549

(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,289,501 shares of Common Stock outstanding as of June 30, 1998.

                         Voting     -    336,443
                     Class B Non-Voting -  1,953,058


                         CT COMMUNICATIONS, INC.

                                  INDEX




                                             Page No.

PART I.  Financial Information

Balance Sheets --
    June 30, 1998 and December 31, 1997        2-3

Statements of Income --
    Three and Six Months Ended June 30, 1998
     and 1997                                    4

Statements of Cash Flows --
    Six Months Ended June 30, 1998 and 1997      5

Notes to Financial Statements                   6-8

Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations                                  9-15


PART II.  Other Information                      16

PART I.  FINANCIAL INFORMATION

                              CT COMMUNICATIONS, INC.

                            Consolidated Balance Sheets


                                       ASSETS

                                  June 30,       December 31,
                                    1998              1997
                                ------------   ----------------
                                  Unaudited
   Current assets:
Cash and cash equivalents     $    495,167      $    ---
Short-term investments             260,386           168,979
Accounts receivable, net of
 allowance for doubtful
 accounts of $107,500           10,141,479         8,842,922
Other accounts receivable        1,801,798            ---
Notes receivable                 1,513,500         1,810,500
Materials and supplies           2,171,657         2,696,432
Deferred income taxes            1,580,507         1,545,470
Prepaid expenses and other
  assets                           617,132           950,254
                                ----------        ----------
    Total current assets        18,581,626        16,014,557
                                ----------        ----------

Investment securities           36,792,060        14,624,757
Investments in affiliates       30,795,150        29,550,326


Property, plant, and equipment:
 Telephone plant in service:
  Land, buildings, and general
    equipment                   34,015,752        28,730,045
 Central office equipment       68,964,538        64,227,829
 Poles, wire, cables and
    conduit                     82,349,938        80,143,917
 Construction in progress        1,186,306           277,070
                               -----------       -----------
                               186,516,534       173,378,861
 Less accumulated depreciation  91,325,304        86,229,072
                               -----------       -----------
    Net property, plant, and
      equipment                 95,191,230        87,149,789
     Intangibles                 6,217,008           ---
                              ------------      ------------
        TOTAL ASSETS          $187,577,074      $147,339,429
                              ============      ============


                                        (Continued)



See accompanying notes to consolidated financial statements.

                   LIABILITIES & STOCKHOLDERS' EQUITY
                              Unaudited
                                        June 30,   December 31,
                                         1998         1997
                                    -----------   -------------
                                     Unaudited

Current liabilities:
 Current portion of long-term debt
  and redeemable preferred stock   $   632,500   $    632,500
  Accounts payable                  12,250,177      9,697,000
  Customer deposits and advance
   billings                          1,833,979      1,591,284
  Accrued payroll                    2,042,243      1,304,573
  Income taxes payable                  18,960        992,750
  Accrued pension cost               1,739,892      1,970,956
  Other accrued liabilities          1,062,711      1,428,372
                                    ----------     ----------
      Total current liabilities     19,580,462     17,617,435
                                    ----------     ----------
Long-term debt                      18,084,000     11,239,000
                                    ----------     ----------
Deferred credits and other liabilities:
  Deferred income taxes             16,149,465      7,497,167
  Investment tax credits               919,080        919,080
  Post-retirement benefits other
   than pension                     10,320,962     10,026,128
  Other                              1,443,892      1,573,668
                                    ----------     ----------
                                    28,833,399     20,016,043

Redeemable preferred stock: 4.8% series;
  authorized 5,000 shares; issued and
  outstanding 1,500 and 1,500 shares
  in 1998 and 1997, respectively       137,500         137,500
                                   -----------      ----------
      Total liabilities             66,635,361      49,009,978
                                   -----------      ----------
Minority interest                       ---          1,360,998

Stockholders' equity:
  Preferred stock not subject to mandatory
   redemption:
    5% series, $100 par value; 3,503
     and 3,631 shares outstanding in 1998
     and 1997, respectively              350,300        363,100
    4.5% series, $100 par value; 628
     and 1,218 shares outstanding in 1998
     and 1997, respectively               62,800        121,800
  Common stock:
    Voting; 336,443 and 338,429 shares
     outstanding in 1998 and 1997,
     respectively                       3,482,457      3,772,298
    Nonvoting; 1,953,058 and 1,900,361
     shares outstanding in 1998 and 1997,
     respectively                      32,080,401     25,268,447
  Other capital                           298,083        298,083
  Unearned compensation                  (975,122)      (817,903)
  Other accumulated comprehensive
    income                             19,702,863      6,169,443
  Retained earnings                    65,939,931     61,793,185
                                       ----------     ----------
     Total stockholders' equity       120,941,713     96,968,453
                                      -----------     ----------
     TOTAL LIABILITIES & STOCKHOLDERS'
     EQUITY                          $187,577,074   $147,339,429

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC.
                Consolidated Statements of Income
          For 3 and 6 months ended June 30, 1998 and 1997
                          Unaudited

                           Three Months Ended       Six Months Ended
                                June 30                 June 30
                           1998         1997          1998        1997
                        ---------     ---------    ----------   ----------

Operating revenues:
 Local service         $ 8,107,192   $ 6,193,142   $16,010,692  $12,036,940
 Access and
  toll service           9,886,242     9,727,213    19,339,006   18,960,886
 Other and
  unregulated            4,493,589     3,643,206     8,265,242    6,495,881

 Less provisions
  for uncollectible
  accounts                 (78,830)      (98,027)     (191,162)    (175,944)
                       ------------   -----------   -----------  -----------
 Total operating
  revenues              22,408,193    19,465,534    43,423,778   37,317,763

Operating expenses:
  Plant specific         6,873,953     6,520,593    13,361,755   12,158,406
  Depreciation and
   amortization          2,950,027     2,738,423     5,635,871    4,643,690
  Customer
   operations            4,021,044     2,799,857     7,205,595    5,115,527
  Corporate
   operations            2,872,402     2,731,632     5,971,447    5,452,840
                        ----------    ----------    ----------   ----------
   Total operating
   expenses             16,717,426    14,790,505    32,174,668   27,370,463
                        ----------    ----------    ----------   ----------

 Net operating
  revenues               5,690,767     4,675,029    11,249,110    9,947,300

Other income (expenses):
  Equity in income
   (loss) of affiliates    (24,348)      545,717       (95,181)     724,836
  Interest, dividend
   income and gain
   on sale of
   investments              14,909        13,644        97,598       53,924
  Other expenses,
   principally
   interest               (276,879)     (151,453)     (480,113)    (256,581)

  Expense related
   to early
   retirement plan           ----          ----         ----     (1,020,000)
                         ----------     ---------    ---------   -----------
      Total other income
      (expenses)          (286,318)      407,908      (477,696)    (497,821)

      Income before
       income taxes
       and extraordinary
       item              5,404,449     5,082,937     10,771,414   9,449,479

 Income taxes            2,209,251     2,006,913      4,438,763   3,724,063
                        ----------    ----------     ----------  ----------
 Net income before
  extraordinary
  item                   3,195,198     3,076,024      6,332,651   5,725,416


 Extraordinary item-Discontinuance
  of FAS 71
   Net of income taxes
   of $1,493,212            ----       2,239,045         ----      2,239,045
                         ---------    ----------     ----------   ----------
   Net income            3,195,198     5,315,069      6,332,651    7,964,461

Dividends on
 preferred stock             4,454        22,996         11,657       46,055
                        ----------   -----------    -----------  -----------
Earnings after
 extraordinary items
 for common
 stock                 $ 3,190,744   $ 5,292,073    $ 6,320,994  $ 7,918,406
                       ===========   ===========    ===========  ===========

Basic earnings per common share
 before extraordinary
 items                 $     1.40    $      1.37    $      2.80  $      2.54
                       ===========   ===========    ===========  ===========
Extraordinary
 items                    ----       $      1.00        ----     $      1.00
                       ===========   ===========    ===========  ===========
Basic earnings per common share
 after extraordinary
 items*                $     1.40    $      2.37    $      2.80  $      3.54
                       ===========   ===========    ===========  ===========
Diluted earnings per common share
  before extraordinary
  items*               $     1.40    $      1.36    $      2.79  $      2.53
                       ==========    ===========    ===========  ===========
Extraordinary Items    $   ----      $      1.00    $    ----    $     1.00
                       ==========    ===========    ===========  ===========
Diluted earnings per common share
  after extraordinary
  items*               $     1.40    $      2.36    $      2.79  $     3.53
                       ==========    ===========    ===========  ===========
Dividends per common
  share*               $      .48    $       .47    $       .96  $      .93
                       ==========    ===========    ===========  ===========
Basic weighted average
 shares outstanding*    2,270,634      2,232,942      2,255,253    2,231,823

Diluted weighted average
 shares outstanding*    2,282,620      2,241,750      2,265,736    2,240,631

* In July 1997, the Registrant effected a three for two stock split in the form of a one for two stock dividend to shareholders of record at August 1, 1997. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.

See accompanying notes to consolidated financial statements.

                     CT COMMUNICATIONS, INC.
              Consolidated Statements of Cash Flows
           For 6 months ended June 30, 1998 and 1997
                             Unaudited


                                                1998          1997
                                            -----------   -------------
Cash flows from operating activities:
  Net income                                 $6,332,651     $7,964,461
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
      Depreciation and amortization           5,635,871      4,643,690
      Extraordinary item-
      Discontinuance of FAS71, net
       of income taxes                           ---        (2,239,045)
      Deferred income taxes and
       tax credits                               ---            31,598
  Post-retirement benefits                       63,770        626,519
      Loss on sale of investments                ---            26,755
      Undistributed (income) loss of
       affiliates                                95,181       (724,836)
     (Increase) in accounts receivable       (1,174,728)    (2,180,795)
     (Increase) in other receivables         (1,801,798)         ---
      Decrease (Increase) in materials
        and supplies                            524,775       (923,773)
     (Increase) in refundable income
       taxes                                      ---         (180,755)
      Decrease (Increase) in other
       assets                                   378,680       (108,396)
      Increase in accounts payable            2,186,751        257,277
      Increase in customer deposits
       and advance billings                      25,004         59,343
      Increase in accrued liabilities           491,665        427,802
     (Decrease) in income taxes payable        (973,790)         ---
      Increase in liability for early
       retirement                                 ---        1,020,000
      Unrealized loss on securities
       available for sale                         ---          310,439
                                             -----------   ------------
          Net cash provided by operating
           activities                        11,784,032      9,010,284
                                             ----------    ------------
Cash flows from investing activities:
  Capital expenditures in telephone
   plant                                    (13,152,847)    (9,904,515)
  Purchases of investments in
   affiliates                                (3,846,667)    (3,740,055)
  Purchases of investment securities           (221,124)      (110,824)
  Sales and maturities of investment
   securities                                   129,717      2,432,195
  Notes receivable                              297,000          ---
  Partnership capital distribution            1,104,372      1,741,793
  Other                                           9,826        (60,787)
                                             ----------     ----------
        Net cash used in
         investing activities               (15,679,723)    (9,642,193)
                                             ----------     ----------
Cash flows from financing activities:
   Repayment of long-term debt                 (155,000)    (1,750,000)
  Proceeds from new debt                          ---        3,500,000
  Dividends paid                             (2,186,371)    (2,131,495)
  Proceeds from common stock issuance            66,046        509,699
  Borrowing on line of credit                 7,000,000          ---
  Other                                           ---           20,300
  Purchase of shares outstanding               (333,817)      (248,058)
                                             ----------     -----------
      Net cash provided by (used in)
       financing activities                   4,390,858        (99,554)
                                             ----------     -----------
  Net increase (decrease) in cash and
   cash equivalents                             495,167       (731,463)

  Cash and cash equivalents-beginning
   of period                                     ---         2,162,698
                                             ----------     ----------
  Cash and cash equivalents-end of period       495,167      1,431,235
                                             ----------     ----------

See accompanying notes to consolidated financial statements.

                 CT COMMUNICATIONS, INC.



NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six months then ended and cash flows for the six months then ended.

2. In certain instances, amounts previously reported in the 1997 consolidated financial statements have been reclassified to conform with the 1998 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of common stock transactions during the six months ended June 30, 1998.


                                       .....Voting.....
                                      Shares      Value
                                     -------    ---------
 Outstanding at December 31, 1997... 338,429   $3,772,298
 Purchase of shares.................  (1,986)    (289,841)
                                     -------    ---------
 Outstanding at June 30, 1998....... 336,443   $3,482,457
                                     =======    =========


                                    Basic       Diluted
 Weighted average shares outstanding
   for the six months ending
   June 30, 1998..................  337,652      337,652



                                 ..Class B Non-Voting Class..
                                       Shares       Value
                                    ---------    -----------
 Outstanding at December 31, 1997.. 1,900,361    $25,268,447
 Issuance of common stock..........    52,697      6,811,954
                                    ---------    -----------
 Outstanding at June 30, 1998...... 1,953,058    $32,080,401
                                    =========    ===========


                                       Basic        Diluted
 Weighted average shares outstanding
   For the six months ending
   June 30, 1998.................    1,917,601     1,928,084

5.  SECURITIES AVAILABLE-FOR-SALE
                                      June 30, 1998
                             ----------------------------

                                    Gross Unrealized
                                  -------------------
Securities                 Amortized                             Fair
Available-for-Sale           Cost       Gains       Losses       Value
------------------        ---------   ----------  ----------  -----------
Certificate of Deposit   $  260,386                           $   260,386
Equity securities         4,491,394   35,262,517  (2,961,851)  36,792,060
                          ---------   ----------  ----------  -----------

  Total                  $4,751,780   35,262,517  (2,961,851) $37,052,446
                         ==========   =========   ===========  ==========

                           Amortized Cost       Fair Value
                           -------------      ------------
Current                     $   260,386       $    260,386
Equity securities             4,491,394         36,792,060
                           ------------       ------------
  Total                     $ 4,751,780        $37,052,446
                           ============       ============

6.  INVESTMENTS IN AFFILIATED COMPANIES


                              June 30, 1998     December 31, 1997
                             ---------------   -------------------
 Palmetto MobileNet            $ 9,711,089        $    ---
    (equity method)
 RSA 15 Partnership
   (equity method)                 ---              7,478,888
 Amaritel (equity method)        8,534,300          6,860,000
 BellSouth Carolinas PCS, LP
   (equity method)               2,799,050          3,752,556
 U.S. Telecom Holdings
   (equity method)               1,495,385          1,895,385
 Wireless One of
    NC (equity method)           4,089,785          4,100,204
 ITC Holdings (cost method)      2,724,129          2,724,129
 Illuminet (cost method)         1,068,624          1,068,624
 Ellerbe Partnership
    (equity method)                 ---             1,268,571

 Access On (equity method)         157,738            186,919
 Other (cost method)               215,050            215,050
                               -----------        -----------
   TOTAL                       $30,795,150       $ 29,550,326
                               ===========        ===========

     As previously disclosed, CT Cellular, Inc. and Ellerbe Telephone entered into agreements to exchange their respective interests in RSA
4/5 and RSA 15 for interests in Palmetto MobileNet, L.P., a South Carolina limited partnership. The completion of the transaction was subject to receipt of applicable regulatory approvals. In April 1998, the Federal Communication Commission approved the transaction. Therefore, the transaction has been consummated and is deemed effective as of January 1, 1998.





7.  LONG-TERM DEBT:

 Long-term debt excluding annual maturities comprised the following:

  First Mortgage Bonds:         June 30, 1998     December 31, 1997
 ---------------------         ---------------   -------------------
 Note payable to a bank
   @ 7.25% due in
   installments until 2001       $ 1,084,000        $ 1,239,000
  Rural Telephone Finance
   Corp. maturing on
   March 8, 1999 @ 7.25%          16,000,000         10,000,000
  Draw on unsecured credit
   line at First Charter
   National Bank @ 7.25%           1,000,000
                                 -----------         ----------
       TOTAL                     $18,084,000        $11,239,000

Annual maturities of the long-term debt outstanding amounts to $310,000 in 1998; $16,620,000 in 1999; $620,000 in
2000; and $154,000 thereafter.

8.  COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Items considered to be other comprehensive income include adjustments made for unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:




                                           Three Months Ended
                                         ----------------------
                                   June 30, 1998      June 30, 1997
                                  ---------------    --------------
Net Income                         $  3,195,198       $  3,076,024
Other Comprehensive Income
   Unrealized gain (loss) on
   Securities available-for-sale
   Net of Income Taxes                5,578,338           (111,466)
                                  -------------        ------------
Comprehensive Income               $  8,773,536        $  2,964,558
                                  =============        ============


                                            Six Months Ended
                                          ---------------------
                                  June 30, 1998        June 30, 1997
                                 ---------------     ----------------
Net Income                         $ 6,322,651         $ 7,964,461
Other Comprehensive Income
   Unrealized gain (loss) on
   Securities available-for-sale
   Net of Income Taxes              13,533,420            (460,662)
                                 --------------       ---------------
Comprehensive Income               $19,866,071           $7,503,799
                                 ==============       ===============

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the FASB isued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the effects of SFAS No. 133 on its financial position.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

     The liquidity of the Company increased during the six-month period ended June 30, 1998. Current liabilities exceeded current assets by $998,836 at June 30, 1998. In comparison, current liabilities exceeded current assets by $1,602,878 at December 31, 1997.

     Current assets increased $2,567,069 when compared to December 31, 1997, primarily due to increases in cash and cash equivalents of $495,167; accounts receivable of $1,298,557; accounts receivable from Amaritel of $1,801,798 for expenses, labor, and management fees from the Registrant's activity in Mexico City, Mexico; short-term investments of $91,407; and deferred income taxes of $35,037. These increases are offset in part by a decrease in notes receivable of $297,000; decreased material and supplies of $524,775 and decreased prepaid expenses of $333,122.

     Current liabilities increased by $1,963,026 during the six months ending on June 30, 1998, primarily from the increase in accounts payable of $2,553,177 and an increase of $737,670 in accrued payable due to timing of payroll and accrued incentive bonuses. These increases are offset in part by decreases of $973,790 in income taxes payable due to the timing of tax payments; decreased accrued pension cost of $231,064 due to earnings from the pension plan and decreases in other accrued liabilities of $365,661, principally property taxes.

  The Registrant's primary source of liquidity is funds provided by operations. During the six months ended June 30, 1998, cash provided by operations totaled $11,784,032. The Registrant also has a $25,000,000 line of credit with the Rural Telephone Finance Corporation on which it drew $6,000,000 leaving $9,000,000 unused. The Registrant also has a $3,500,000 line of credit with First Charter National Bank on which it drew $1,000,000, leaving $2,500,000 unused.

   The primary use of cash during this period was for normal additions to telephone plant - $13,152,847, purchase of investments in affiliates - $3,846,667, payment of dividends -
$2,186,371, repurchase of shares outstanding - $333,817 and purchase of investment securities - $221,124. Of the cash expended for investments in affiliates, $260,000 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina, $510,079 was invested in BellSouth PCS Partnership, $1,674,300 was invested in Amaritel and $1,511,400 was invested in CT Global.
The $1,511,400 was composed of $711,400 in cash and $800,000 in cancellation of notes receivable due from U.S. Telecom Holdings, Inc. This investment represented the acquisition of the minority interest in CT Global held by U.S. Telecom Holdings, Inc. An additional $503,000 was advanced to U.S. Telecom in the form of notes receivable. Sales and maturities of investments totaled $129,717 during the six months ending June
30, 1998.

   At June 30, 1998, the Registrant's investment securities totaled $37 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At June 30, 1998, the Company had available lines of credit totaling $28,500,000, of which $17,000,000 was outstanding.

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







                                   -9-
 Results of Operations

 3 months ended June 30, 1998 and June 30, 1997

      Operating revenues increased $2,942,659 or 15% for the three months ended June 30, 1998 when compared to the same period of 1997.

      Local service revenues increased $1,914,050 or 31% when compared to the quarter ended on June 30, 1997. This increase was comprised of a $1,470,958 increase in basic local service revenues, due to implementation of the price regulation plan as adopted by the Registrant in September 1997; $495,403 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary. The remaining increase was primarily attributable to revenue growth from installation charges. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

    Access and toll revenues increased $159,029 or 2% over the comparable period ended on June 30, 1997. This increase was comprised of $450,370 in interlata toll revenues and $856,379 of interlata access revenue. These increases are offset in part by reductions in intralata toll in the amount of $707,436 and metro plan revenues of $356,891 due to the implementation of the price regulation plan adopted by the Registrant in September 1997. Under this plan, intralata toll billings are reduced when the customer selects one of the premium plans for local telephone service. With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

   Other and unregulated revenues increased $850,383 or 23% over the comparable period ended on June 30, 1997. This increase was comprised of an increase of $656,098 in internet revenues due in part to the V-Net acquisition; $139,864 in directory advertising; and $131,667 in operating fees relating to CT Global. These increases were offset in part by a decrease of $475,715 in business system sales due to a large sale during the second quarter of 1997 which was not replicated in 1998. The remaining amount relates to increases in security plus, paging and voice mail revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

   The Registrant's provision for uncollectible accounts decreased modestly in spite of its expanding its competitive businesses due to a more effective credit and collection effort.

   Operating expenses, exclusive of depreciation, increased
$1,715,317 or approximately 14% when compared to the previous quarter ended on June 30, 1997.

   Plant specific expenses increased $353,360 or 5% when compared to the previous period ending June 30, 1997. This increase was the result of an increase of $144,709 in cost of goods sold associated with PCS telephone sales; paging and caller ID equipment; an increase in interlata access expense of $208,378 due to additional sales of toll services; an increase of $274,818 relating to internet network expense; and a decrease in cost associated with contracted services of $123,287; the remaining difference primarily relates to a decrease in costs associated with settlement and software expenses.

 Customer operations expenses increased $1,221,187 or 44% when compared to the previous period ended on June 30, 1997.
This increase was comprised of $542,799 associated with additional sales and marketing labor and $559,459 additional advertising and marketing. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service.

   Corporate operations increased $140,770 or approximately 5% when compared to the expenses period ending on June 30, 1997.
This increase is primarily the result of increased salaries and wages.

  Depreciation expenses increased by $211,604 when compared to the previous quarter ending on June 30, 1997. This increase is due to an increase in depreciable plant balances.

  Other income (expenses) decreased by $694,226 when compared to the previous period. This reduction in other income is a result of decreased equity in income of affiliates of $570,065;
increased interest expenses of $125,426; and increased interest and dividend income of $1,265.

Results of Operations

 6 months ended June 30, 1998 and June 30, 1997

     Operating revenues increased $6,106,015 or 16% for the six months ended June 30, 1998 when compared to the same period of 1997.

     Local service revenues increased $3,973,752 or 33% when compared to the previous period ended on June 30, 1997. This increase was comprised of a $2,545,748 increase in basic local service revenues, due to implementation of the price regulation plan as adopted by the Registrant in September 1997; a $782,342 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business as "CT Wireless, Inc.") subsidiary. The remaining increase was primarily attributable to revenue growth from installation charges and subscriber line charges. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

    Access and toll revenues increased $378,120 or 2.0% over the comparable period ended on June 30, 1997. This increase was comprised of $936,423 in interlata toll revenues and $1,012,962 of interlata access revenue. These increases are offset in part by reductions in intralata toll in the amount of $1,310,983 and metro plan revenues of $478,122 due to the implementation of the price regulation plan adopted by the Registrant in September 1997. Under this plan, intralata toll billings are reduced when the customer selects one of the premium plans for local telephone service. The remaining increase was primarily related to growth in intralata access revenues.
With the continued emphasis on toll operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

     Other and regulated income increased $1,769,361 or 27% over the comparable period ending on June 30, 1997. This increase was comprised of an increase of $817,507 in internet revenues due in part to the acquisition of V-Net; $263,993 in directory advertising;
$85,415 in paging revenue and $225,000 in operating fees relating to CT Global. The remaining amount relates to increases in security plus and voice mail revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

     The Registrant's provision for uncollectible accounts increased modestly due to registrant expanding its competitive businesses.

     Operating expenses, exclusive of depreciation, increased
$3,812,024 or approximately 17% when compared to the previous period ending on June 30, 1997.

     Plant specific expenses increased $1,203,349 or 10% when compared to the previous period ended June 30, 1997. This increase was the result of an increase of $472,249 in cost of goods sold associated with PCS telephone sales, paging and caller ID equipment, and an increase in interlata access expense of $314,891 due to additional sales of toll services, and an increase of $376,941 relating to internet network expense. The remainder primarily related to an increase in contracted services.

     Customer operations expenses increased $2,090,068 or 41% when compared to the previous period ended on June 30, 1997. This increase was comprised of $784,584 associated with additional marketing and advertising; and $1,005,000 relating to the salaries of sales and marketing personnel. The remaining increases are due to additional expenditures in local regulated and non-regulated operations for customer service.

     Corporate operations increased $518,607 or approximately 9.5% when compared to the expenses period ended on June 30, 1997. This increase is primarily the result of increased salaries which was offset in part by a decrease in utilities.

     Depreciation expenses increased by $992,181 when compared to the previous period ended onn June 30, 1997. This arose from a 1997 reduction in depreciation expense of $736,971 due to a reclassification of circuit equipment to central office switching equipment. Without this prior year reclassification, depreciation expense would have increased $255,210 due to increased depreciable plant balances.

     Other income (expenses) decreased by $20,125 when compared to the previous period. This decrease is primarily a result of the reduction of expenses related to an early retirement plan of $1,020,000 offered to certain employees during the first quarter of 1997 but not repeated during 1998.
This reduction in expenses was primarily offset by a reduction in equity income from affiliates of $820,017 when compared to 1997; increase of interest and dividend income of $43,674 and an increase in interest expense of $223,532.

Other Events

     As previously disclosed, CT Cellular, Inc. and Ellerbe Telephone entered into agreements to exchange their respective interests in RSA
4/5 and RSA 15 for interests in Palmetto MobileNet, L.P., a South Carolina limited partnership. The completion of the transaction was subject to receipt of applicable regulatory approvals. In April 1998, the Federal Communication Commission approved the transaction. Therefore, the transaction has been consummated and is deemed effective as of January 1, 1998.

     On May 8, 1998 the Registrant completed the acquisition of G.A. Technologies, an internet provider based in Charlotte, North Carolina doing business as V-Net. This transaction was structured as a merger of V-Net into a subsidiary of the Registrant. Pursuant to the merger the shareholders of V-Net exchanged their V-Net shares for shares of the Registrant's Class B non-voting stock. It is not expected that this transaction will have a material effect on the Registrant's operations. This transaction is accounted for under the purchase method of accounting.


Year 2000 Considerations

     The Registrant is continuing to assess and address the business issues associated with the Year 2000 that may impact its information systems and technology, both internally and in relation to external customers, suppliers and other business associates. Several months ago, the Registrant identified a Year 2000 Project Team, whose members represent all significant areas of its operations. The Project Team is responsible for assessing and addressing all Year 2000 issues that may exist.

     The Registrant has retained DMR Consulting Group ("DMR") to help the Project Team coordinate the Year 2000 project. DMR has established a project office at the Registrant's offices and is meeting regularly with the members of the Project Team to coordinate overal project needs. The Registrant believes the Year 2000 project is proceeding on schedule to be completed in all respects by the end of 1999, although a specific completion date has not been set.

Year 2000 considerations continued

    An initial study of the Registrant's capabilities and needs has been completed. Awareness of Year 2000 issues has been established across the Registrant's management team. An inventory of the Registrant's personal computers and mainframe computer systems, inbound and outbound data feeds, management informations systems and other data sensitive computer applications and systems throughout the Registrant's business is currently underway. In addition, the Registrant is putting into place processes for contacting key outside service providers and suppliers regarding their Year 2000 readiness, including computer systems providers, telephone switch manufacturers, and various telecommunications carriers who supply key components of the Registrant's services.

    Registrant has not yet completed its estimate of the cost of completing the Year 2000 project, including the costs of any remediation that may be necessary. However, based on its efforts to date, management believes that such costs will not be material to the Registrant. The Registrant has incurred out-of-pocket costs of approximately $100,000 to date.

    Failure to accurately assess or remedy the Registrant's Year 2000 issues prior to the end of 1999, including failure of third parties on whom the Registrant depends, could significantly disrupt the Registrant's business and materially adversely affect the Registrant's financial condition liquidity and business operations. A majority of the Registrant's services rely heavily on information technology that would cease to operate, or operate much less efficiently, if affected by the Year 2000 issue. The Registrant has not yet devised contingency plans for dealing with the possibility of Year 2000 system failures, although such plans will be developed as the Year 2000 project proceeds.

Factors That May Affect Future Results

    The foregoing discussion contains forward-looking statements about the Registrant's financial condition and results of operations, which are based on management's current expectations, estimates and projections about the markets in which The Company operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Factors That May Affect Future Results continued

     Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions created by the Telecom Act, and related state and federal legislation and regulations, (2) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, (3) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers including the Year 2000 considerations discussed above, (4) the Registrant's ability to effectively manage rapid change in technology and (5) whether the Registrant can effectively respond to the actions of its competitors.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting was held April 23, 1998

     All directors were re-elected.

     Proxies were solicited for the following matters:
     (1) To amend the bylaws to increase the size of the Board of Directors
            For 324,380  Against 183  Authority withheld 3,812

     (2)    To elect eight directors for terms designated
               John R. Boger, Jr.
               O. C. Chewning
               L. D. Coltrane, III
               Samuel E. Leftwich
               Ben F. Mynatt
               Jerry H. McClellan
               Phil W. Widenhouse
            For 328,375  Authority Withheld 153
            Broker Non-Vote 0
         (Each nominee received the same number of votes)

Item 5.  Other Information

    On May 21, 1998, the Securites and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securites Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain shareholder proposals raised at a shareholder meeting. For the Registrant's 1999 Annual Meeting of Shareholders, if the Registrant received notice of a shareholder proposal after February 2, 1999, such notice will be considered untimely. Therefore, the persons named in proxies solicited by the Board of Directors, if any, may exercise discretionary voting power with respect to such proposal.

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




                            CT COMMUNICATIONS, INC.
                            --------------------------------
                                 (Registrant)



                            /s/ BARRY R. RUBENS
                             --------------------------------
                               Barry R. Rubens
                               Sr. Vice President, Secretary
                                 and Chief Financial Officer







Date:  August 14, 1998



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)


                           EXHIBIT INDEX



Exhibit No.                Description
------------    ------------------------------------------

   11            Computation of Earnings Per Share.

   27            Financial Data Schedule.