Form 10-Q
period 1998-09-30
CT COMMUNICATIONS INC /NC
filed 1998-11-16
CIK 23259

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

  (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITY EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               OR
  ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from     to

               Commission file number     0-19179

                    CT COMMUNICATIONS, INC.
     (Exact name of registrant as specified in its charter)

      NORTH CAROLINA                            56-1837282
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification No.)

                    68 Cabarrus Avenue, East
       P.O. Box 227, Concord, NC                    28025
   (Address of principal executive offices)       (Zip Code)

                         (704)782-7000
      (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year,
                 if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No


             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     2,291,175 shares of Common Stock outstanding as of September
30, 1998.

                    Voting     -     336,443
             Class B Non-Voting     -     1,954,732



                    CT COMMUNICATIONS, INC.

                             INDEX




                                                       Page No.

PART I Financial Information

Balance Sheets --
     September 30, 1998 and December 31, 1997          3

Statements of Income --
     Three and Nine Months Ended September 30, 1998
      and 1997                                         5

Statements of Cash Flows --
     Nine Months ended September 30, 1998 and 1997     6

Notes to Financial Statements                          7

Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                        10

PART II.  Other Information                            16

























                              -2-

                 PART I.  FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC.

                  Consolidated Balance Sheets



                             ASSETS

                              September 30,       December 31,
                                  1998                1997
                              _____________      _____________
                              Unaudited
     Current assets:
Cash and cash equivalents     $    261,765
Short term investments             149,085        $    168,979
Accounts receivable, net of
     allowance for doubtful
     accounts of $108,024       10,350,950           8,470,121
Other account receivable         3,160,808             372,801
Notes receivable                 1,513,500           1,810,500
Materials and supplies           2,611,222           2,696,432
Deferred income taxes            1,580,507           1,545,470
Prepaid expenses and other assets  483,378             950,254
                                __________          __________
     Total current assets       20,111,215          16,014,557

Investment securities           35,622,801          14,624,757
Investment in affiliates        30,505,790          29,550,326

Property, plant and equipment
Telephone plant in service:
Land, buildings, and
     general equipment          35,018,964          28,730,045
Central office equipment        70,048,418          64,227,829
Pole, wire, cables
     and conduit                84,329,260          80,143,917
Construction in progress         1,907,561             277,070
                               ___________          __________
                               191,304,203         173,378,861
Less accumulated depreciation   92,238,924          86,229,072
                               ___________         ___________
     Net property, plant
          and equipment         99,065,279          87,149,789
Intangibles net of accumulated
     amortization of $217,644    6,293,978                  --
                               ___________         ___________
               TOTAL ASSETS   $191,599,063        $147,339,429
                               ===========         ===========


See accompanying notes to consolidated financial statements.










                              -3-





                    CT COMMUNICATIONS, INC.

            Consolidated Balance Sheets, (Continued)

               LIABILITIES & STOCKHOLDERS' EQUITY



                                         September 30,  December 31,
                                              1998          1997
                                         _____________  ____________
                                           Unaudited
Current liabilities:
  Current portion of long term debt
   and redeemable preferred stock        $    632,500   $    632,500
     Accounts payable                      11,052,156      9,697,000
     Customer deposits and advance
      billings                              1,801,745      1,591,284
     Accrued payroll                        2,462,205      1,304,573
     Income taxes payable                   2,424,998        992,750
     Accrued pension cost                   1,658,690      1,970,956
     Other accrued liabilities              1,394,071      1,428,372
                                           __________     __________
       Total current liabilities           21,426,365     17,617,435
                                           __________     __________
Long term debt                             19,118,137     11,239,000
                                           __________     __________
Deferred credits and other
  liabilities:
     Deferred income taxes                 15,696,993      7,497,167
     Investment tax credits                   919,080        919,080
     Post-retirement benefits other
       than pension                        10,446,514     10,026,128
     Other                                  1,314,116      1,573,668
                                           __________     __________
                                           28,376,703     20,016,043

Redeemable preferred stock: 4.8% series
  authorized 5,000 shares; issued and
  outstanding 1,500 in 1998 and 1997          137,500        137,500
                                           __________     __________
          Total liabilities                69,058,705     49,009,978

Minority interest                                          1,360,998

Stockholders' equity:

     Preferred stock not subject to
     mandatory redemption:
          5% series, $100 par value; 3,453
          and 3,631 shares outstanding in
          1998 and 1997 respectively          345,300        363,100
          4.5% series, $100 par value; 628
          and 1,218 shares outstanding in
          1998 and 1997 respectively           62,800        121,800

     Common Stock, no par value
        Voting; 336,443 and 338,429
        shares outstanding in 1998
        and 1997 respectively               3,482,457    3,772,298
          Non-voting; 1,954,732 and
          1,900,361 shares outstanding
          in 1998 and 1997
          respectively                     32,232,545     25,268,447
     Other capital                            298,083        298,083
     Unearned compensation                   (891,315)      (817,903)
     Other accumulated comprehensive
       income                              18,995,327      6,169,443
     Retained earnings                     68,015,161     61,793,185
                                          ___________     __________
        Total stockholders' equity        122,540,358     96,968,453
                                          ___________     __________
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $191,599,063   $147,339,429
                                          ===========    ===========


See accompanying notes to consolidated financial statements.
                               -4-




                     CT    COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
          For 3 and 9 months ended September 30, 1998 and 1997
                                Unaudited

                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                            ______________________   ______________________
                              1998         1997        1998          1997
                              ____         ____        ____          ____
Operating Revenues:
 Local service            $ 8,618,139 $  6,372,862  $24,629,260   $18,691,912
 Access and toll service   10,054,457   10,518,522   29,136,583    28,513,386
 Other and unregulated      5,193,550    3,414,360   13,715,243    10,594,153
 Less provision for
 uncollectible accounts      (105,536)    (105,008)    (296,698)     (280,952)
                          ___________   __________   __________    __________
 Total operating revenues  23,760,610   20,200,736   67,184,388    57,518,499

Operating Expenses:
  Plant specific            7,749,089    6,475,012   21,351,416    18,633,418
  Depreciation and
   amortization             3,414,331    2,855,460    9,050,202     7,499,150
  Customer Operations       3,634,608    3,216,901   10,604,379     8,332,428
  Corporate Operations      3,449,886    3,105,555    9,416,585     8,558,395
                           __________   __________   __________    __________
    Total Operating
     Expenses              18,247,914   15,652,928   50,422,582    43,023,391
                           __________   __________   __________    __________
  Net Operating Revenues    5,512,696    4,547,808   16,761,806    14,495,108

Other Income (expenses):
 Equity in income of
   affiliates                 257,433      626,587      162,252     1,351,423
 Interest, dividend income and
  gain on sale of investments 135,307       21,396      232,905        75,320
 Other expenses, principally
  interest                   (296,537)    (260,474)    (776,650)     (517,055)
 Expenses related to early
  retirement plan               --           --            --      (1,020,000)
                              _______      ________    ________    __________
     Total other income        96,203       387,509    (381,493)     (110,312)
     Income before income
      taxes and extraordinary
      items                 5,608,899     4,935,317  16,380,313     14,384,796
Income taxes                2,406,027     1,926,733   6,844,790      5,650,796
                            _________     _________  __________     __________
     Net income before
     extraordinary item     3,202,872     3,008,584   9,535,523      8,734,000
Extraordinary item - Discontinuance
     of FAS 71, net of income
     taxes of $1,493,212        --            --          --          2,239,045
                            _________     _________   _________      __________
     Net income             3,202,872     3,008,584   9,535,523      8,734,000

Dividends on preferred
 stock                          6,823        22,978      20,468         68,932
                            _________     _________   _________      _________
Earnings after extraordinary
items for common stock     $3,196,049   $ 2,985,606  $9,515,055    $10,904,113
                            =========    ==========   =========     ==========
Basic earnings per common
share before  extraordinary
item*                      $     1.40   $      1.33   $   4.20     $      3.88
Extraordinary items             --           --           --       $      1.00
Basic earnings per common
share after extraordinary
item*                        $   1.40   $      1.33   $   4.20     $      4.88
Diluted earnings per common
share before extraordinary
item*                        $   1.39   $      1.33   $   4.18     $      3.86
Extraordinary items             --           --           --       $      1.00
Diluted earnings per common
share after extraordinary
item*                        $   1.39   $      1.33   $   4.18     $      4.86
Dividends per common share * $   0.49   $      0.48   $   1.45     $      1.41

Basic weighted average shares
outstanding                 2,290,129     2,237,918   2,266,878      2,235,319
Diluted weighted average shares
outstanding                 2,302,130     2,246,726   2,277,868      2,244,127

See accompanying notes to consolidated financial statements.


* In July 1997, the Registrant effected a three for two stock split in the form of a one for two stock dividend to shareholders of record at August 1, 1997. Earnings per share, dividends per share and weighted average shares outstanding have been restated for prior periods.
                                   -5-


                         CT COMMUNICATIONS, INC.
                  Consolidated Statements of Cash Flows
              For 9 months ended September 30, 1998 & 1997
                                Unaudited

                                             1998          1997
Cash flows from operating activities:
  Net Income                            $  9,535,523   $ 10,973,045
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization       9,050,202      7,499,150
       Extra ordinary Item                   --          (2,239,045)
       Deferred income taxes and tax
         credits                                           (456,017)
     Post retirement benefits               420,386         783,578
       Loss (gain) on sale of investments    --              29,216
       Undistributed loss (income) of
         affiliates                        (162,252)     (1,221,781)
       (Increase) in accounts receivable (1,708,186)       (715,309)
       (Increase) in other receivables   (2,836,821)         --
     Decrease (increase) in materials
         & supplies                          85,210      (1,117,716)
       Decrease in refundable income taxes     --            14,736
       Decrease (increase) in other assets  512,434        (160,574)
       Increase (decrease) in accounts
         payable                          1,221,283      (1,056,081)
       (Decrease) increase in customer
         deposits and advance billings       (7,230)        126,229
       Increase in accrued liabilities      551,513         228,423
       Increase in income taxes payable   1,432,248           --
       Increase in liability for early
       retirement                             --          1,020,000
                                         __________      ___________
          Net cash provided by operating
            activities                   18,094,310      13,707,854

Cash flows from investing activities:
       Capital expenditures in telephone
          plant                         (20,168,591)     (12,864,376)
       Purchase of investments in
          affiliates                     (3,877,919)      (5,107,796)
       Purchase of investment securities   (100,668)        (493,979)
       Sales & maturities of investment
          securities                        148,556        2,719,224
       Notes receivable                    (503,000)      (6,571,084)
       Partnership capital distribution   2,230,402        1,741,793
                                          _________       __________
        Net cash used in investing
         activities                     (22,271,220)     (20,576,938)
                                         __________       __________
Cash flows from financing activities:
       Repayment of long-term debt         (310,000)      (1,905,000)
       Dividends paid                    (3,313,034)      (3,120,919)
       Proceeds from common stock
        issuance                            209,739          643,600
       Borrowing on line of credit        8,189,137        9,500,000
       Other                                  --             (11,743)
       Purchase of shares outstanding      (337,167)        (248,796)
       Purchase of fractional shares          --             (73,080)
                                         __________       __________
          Net cash used in financing
           activities                     4,438,675        4,784,062
                                         __________       __________
Net increase (decrease) in cash and cash
   equivalents                              261,765       (2,085,022)

Cash and cash equivalents-beginning of period   --         2,162,698
                                         __________      ___________
Cash and cash equivalents-end of period  $  261,765      $    77,676
                                         ==========      ===========
See accompanying notes to consolidated financial statements

                         CT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine months then ended and cash flows for the nine months then ended.

2. In certain instances, amounts previously reported in the 1997 consolidated financial statements have been reclassified to conform with the 1998 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of common stock transactions during the nine months ended September 30, 1998.

                                          ........Voting........
                                          Shares         Value
                                          _______      __________
Outstanding at December 31, 1997....      338,429      $3,772,298
Purchase of shares....                     (1,986)       (289,841)
                                          _______      __________
Outstanding at September 30, 1998....     336,443      $3,482,457
                                          =======      ==========

                                             Basic          Diluted
Weighted average shares outstanding for the
  nine months ended September 30, 1998      337,248         337,248

                                         ..Class B Non-Voting Class..
                                          Shares       Value
                                         _________  ___________
Outstanding at December 31, 1997....     1,900,361  $25,268,447
Issuance of common stock....                54,371    6,964,098
                                         _________  ___________
Outstanding at September 30, 1998....    1,954,732  $32,232,545
                                         =========  ===========
                                             Basic          Diluted
Weighted average shares outstanding for the
  nine months ended September 30, 1998    1,929,630        1,940,620

5.   SECURITIES AVAILABLE-FOR-SALE
                                          September 30, 1998
                                        ______________________
                                           Gross unrealized
                                           ________________
Securities            Amortized                               Fair
Available-For-Sale      Cost         Gains       Losses       Value
__________________   __________    _________   __________  ____________
Certificate of
  Deposit           $  149,085        --           --         $ 149,085
Equity Securities    4,373,317    $34,323,429  (3,073,945)   35,622,801
                     _________     __________   _________    __________
 Total              $4,522,402    $34,323,429  (3,073,945)  $35,771,886
                     =========     ==========   =========    ==========



                         Amortized Cost           Fair Value
                         ______________          ____________
Current                  $  149,085               $   149,085
Equity Securities         4,373,317                35,622,801
                         ___________              ___________
  Total                  $4,522,402               $35,771,886
                         ===========              ===========

6.   INVESTMENTS IN AFFILIATED COMPANIES

                              September 30, 1998       December 31, 1997
                            _____________________   _______________________
Equity Method:
  Palmetto MobileNet            $10,018,286              $       --
  RSA 15 Partnership                 --                    7,478,888
  Amaritel                        8,566,777                6,860,000
  BellSouth Carolinas, PCS, LP    2,429,752                3,752,556
  U.S. Telecom Holdings           1,195,385                1,895,385
  Wireless One of NC              4,149,854                4,100,204
  Ellerbe Partnership                --                    1,268,571
  Access On                         137,933                  186,919
Cost Method:
  ITC                             2,724,129                2,724,129
  Illuminet                       1,068,624                1,068,624
  Other                             215,050                  215,050
                                ___________               __________
     TOTAL                      $30,505,790              $29,550,326
                                ===========               ==========

  As previously disclosed, CT Cellular, Inc. and Ellerbe Telephone entered into agreements to exchange their respective interests in RSA 4/5 and RSA 15 for interests in Palmetto MobileNet, L.P., a South Carolina limited partnership. The completion of the transaction was subject to receipt of applicable regulatory approvals. In April 1998, the Federal Commission approved the transaction. The transaction has been consummated and is deemed effective as of January 1, 1998 with no resulting gain or loss recorded.

7.   ACQUISITIONS

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

8.   LONG TERM DEBT:

Long-term debt excluding annual maturities comprised the following:

  First Mortgage Bonds:         September 30, 1998       December 31, 1997
 _______________________        __________________       _________________
Note payable to bank @ 7.25% due in
  installments until 2001          $   929,000              $ 1,239,000
Rural Telephone Finance Corp.
  maturing on March 8, 1999
  @ 7.25%                           16,000,000               10,000,000
Draw on unsecured credit line at
  First Charter National Bank
  @ 7.00%                            2,189,137                   --
                                   ___________              _____________
     TOTAL                         $19,118,137              $11,239,000
                                   ===========              =============
Annual maturities of the long-term debt outstanding amounts to $155,000 in 1998; $18,809,137 in 1999; $620,000 in 2000; and $154,000 thereafter.

9.   COMPREHENSIVE INCOME

  On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Balance Sheet. Items considered to be other comprehensive income include adjustments made for unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                        Three Months Ended
                                September 30, 1998  September 30, 1997
                                __________________  __________________
Net Income                           $ 3,202,872         $ 3,008,584
Other Comprehensive Income
  Unrealized gain (loss) on securities
     available-for-sale
     net of income taxes                (707,536)             95,021
                                       _________           _________
Comprehensive Income                 $ 2,495,336         $ 3,103,605
                                       =========           =========



                                        Nine Months Ended
                                September 30, 1998  September 30, 1997
                                __________________  ___________________
Net Income                           $ 9,535,523         $10,973,045
Other Comprehensive Income
  Unrealized gain (loss) on securities
     available-for-sale
     net of income taxes              12,825,884            (365,641)
                                     ___________         ___________
Comprehensive Income                 $22,361,407         $10,607,404
                                     ===========         ===========
Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. The Company is currently assessing the effects of SFAS No. 133 on its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
  The liquidity of the Company increased during the nine-month period ended September 30, 1998. Current liabilities exceeded current assets by $1,315,150 at September 30, 1998. In comparison, current liabilities exceeded current assets by $1,602,878 at December 31, 1997.

  Current assets increased by $4,096,658 when compared to December 31, 1997, primarily due to increases in cash and cash equivalents of $261,765; accounts receivable of $1,880,829; increased accounts receivable from Amaritel of $2,347,715; for expenses, labor, and management fees from the Registrant's activity in Mexico City, Mexico; increased receivable from the North Carolina Dept. of Transportation of $317,246 for facilities relocated, and deferred income taxes of $35,037. These increases were offset in part by decreased prepaid expenses of $466,876; a decrease in notes receivable of $297,000; decreased material and supplies of $85,210; and decreased short term investment of $19,894.

  Current liabilities increased by $3,808,930 during the nine months ended September 30, 1998, primarily from the increase in accounts payable of $1,355,156; $1,432,248 increase in income taxes payable due to the timing of tax payments, and an increase of $1,157,632 in accrued payroll due to timing of payroll and accrued incentive bonuses. These increases were offset in part by a reduction of accrued pension cost of $312,266 due to earnings from the pension plan and decreases in other accrued liabilities of $34,301, principally due to property taxes.

  The Registrant's primary source of liquidity is funds provided by operations. During the nine months ended September 30, 1998, cash provided by operations totaled $18,094,310. The Registrant also has a $20,000,000 line of credit with the Rural Telephone Finance Corporation on which it drew an additional $6,000,000 during the nine month period leaving $4,000,000 unused. The Registrant also has a $3,500,000 line of credit with First Charter National Bank on which it drew $2,189,137 during the nine month period leaving $1,310,863 unused.

  The primary use of cash during this period was for normal additions to telephone plant - $20,168,591, investments in affiliates - $3,877,919, payment of dividends - $3,313,034, repurchase of shares outstanding $337,167 and purchase of investment securities - $100,668. Of the cash expended for investments in affiliates, $471,735 was invested in CT Wireless Cable, Inc. in connection with its investment in Wireless One of North Carolina, $845,103 was invested in BellSouth PCS Partnership, $1,706,777 was invested in Amaritel and $1,511,400 was invested in CT Global.

  The $1,511,400 investment in CT Global was composed of $711,400 in cash and $800,000 in cancellation of notes receivable due from U.S. Telecom Holdings, Inc. This investment represented the acquisition of the minority interest in CT Global held my U.S. Telecom Holdings, Inc. An additional $503,000 was advanced to U.S. Telecom in the form of notes receivable. Sales and maturities of investments totaled $148,556 during the nine months ended September 30, 1998.

  At September 30, 1998, the Registrant's investment securities totaled
$36 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Registrant anticipates that the capital requirements in 1998 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flow from operations, existing cash, cash equivalents and short-term investments and currently available lines of credit. If additional funds are required during 1998, management expects that such funds will be raised through additional bank borrowings, although the Registrant does not have any such loans or loan commitments in place and there can be no assurances that such funds will be available if needed.

Results of Operations

  3 months ended September 30, 1998 and September 30, 1997

  Operating revenues increased $3,559,874 or 18% for the three months ended September 30, 1998 when compared to the same period of 1997.

  Local service revenues increased $2,245,277 or 35% when compared to the quarter ended on September 30, 1997. This increase was comprised of a $1,267,352 increase in basic local service revenues, due to access line growth and the implementation of the price regulation plan as adopted by the Registrant in September 1997, a $324,590 increase in Digital Communications Services ("DCS") revenues from the operations of Registrant's Carolinas Personal Communications, Inc. (doing business at "CT Wireless, Inc.") subsidiary and an increase of $136,245 in CLEC revenue. The remaining increase was primarily attributable to revenue growth from installation charges. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

  Under the Price Regulation Plan adopted by the Registrant in September 1997, intralata toll revenues are reduced when the customer selects one of the premium calling plans for local telephone service. Accordingly, access and toll revenues decreased $464,065 or 4% when compared to the period ended September 30, 1997. This decrease is comprised primarily of reductions in intralata long distance charges in the amount of $594,198 and Metro Plan revenues of $156,107. These decreases are primarily offset by increases in the interlata long distance revenues of $230,850 and increased interlata access of $28,901.
With the continued emphasis on the long distances operations by the Registrant and expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

  Other and unregulated revenues increased $1,779,190 or 52% over the comparable period ended September 30, 1997. This increase was comprised of an increase of $990,293 in internet revenues due in part to the V-Net acquisition; $219,180 in public telephone revenues; $156,066 in directory advertising; $324,915 in business system sales; and $112,500 in operating fees relating to CT Global. The remaining amount relates to increases in security plus, paging and voice mail revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

Results of Operations

  3 months ended September 30, 1998 and September 30, 1997

  (continued)

  Operating expenses, exclusive of depreciation, increased $2,036,115 or 14% when compared to the previous period ended on September 30, 1997.

  Plant specific expenses increased $1,274,077 or 20% when compared to the previous period ended September 30, 1997. This increase was the result of an increase of $135,938 in interlata access expense due to additional sale of toll service, an increase of $555,491 internet access due to growth in internet sales and the acquisition of V-Net, $309,369 in CLEC (out of area local service) resell and access expense relating to the start up of CT Exchange Service, Inc. The remaining increase relates to reselling expenses associated with Carolina PCS subsidiary.

  Customer operations expenses increased $417,707 or 13% when compared to the previous period ended on September 30, 1997. This increase was comprised of $352,603 associated with additional sales and marketing labor and $141,016 additional advertising and marketing. These increases were offset in part by decreased expenses of $35,832 related to the centennial observance which occurred last year and decreased professional services of $88,512.

  Corporate operations increased $344,331 or 11% when compared to the previous period ended September 30, 1997. This increase is primarily the result of increased salaries and wages with associated benefits of $316,588; increased rent and lease expense of $179,036; and increased software costs of $173,891. These increases were offset in part by decreased professional service of $173,247; decreased contracted services of $126,372 and decreased utilities of $35,810.

  Depreciation expenses increased by $558,871 when compared to the previous period ended September 30, 1997. This increase is due to an increase in depreciable plant balances.

  Other income (expenses) decreased by $291,306 when compared to the previous period. This reduction in other income is a result of decreased equity in income of affiliates of $359,154 and increased interest expenses of $201,147, offset in part by increased interest and dividend income of $232,733 and handling fees billed to Amaritel of $38,619.

Results of Operations

9 months ended September 30, 1998 and September 30, 1997

  Operating revenues increased $9,665,889 or 17% for the nine months ended September 30, 1998 when compared to the same period of 1997.

  Local service revenues increased $5,937,348 or 32% when compared to the previous period ended on September 30, 1997. This increase was comprised of a $4,023,441 increase in basic local service revenues, due to access line growth and the implementation of the price regulation plan as adopted by the Registrant in September 1997. A $1,106,933 increase in DCS revenues from the operations of Registrant's Carolinas Personal Communications, Inc. subsidiary and an increase of $203,512 in CLEC revenue. The remaining increase was primarily attributable to revenue growth from installation charges and subscriber line charges. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

  Access and toll revenues increased $623,197 when compared to the period ended on September 30, 1997.

  Under the Price Regulation Plan adopted by the Registrant in September, 1997, intralata toll revenues are reduced when the customer selects on of the premium calling plans for local telephone service. Accordingly, intralata toll revenues decreased $1,814,714 and Metro Plan revenues decreased $634,229. These decreases were offset by increases in the interlata toll in the amount of $1,167,273 and increased interlata access of $1,768,034. With the continued emphasis on the long distance operations by the Registrant and its expansion into areas outside of its traditional service area of operations, growth is expected to continue in the access and toll revenue category.

  Other and unregulated income increased $3,121,090 or 29% over the comparable period ended on September 30, 1997. This increase was comprised of an increase of $1,807,799 in internet revenues due in part to the acquisition of V-Net; $420,058 in directory advertising; $294,323 in public telephone revenue; in paging revenue and $337,500 in operating fees relating to CT Global. The remaining amount relates to increases in security plus and voice mail revenue. The Registrant is continually placing more emphasis on revenues and sales from the non-regulated area of operations, and it is expected that non-regulated revenues will continue to increase.

     The Registrant's provision for uncollectible accounts increased modestly due to registrant expanding its competitive businesses.

  Operating expenses, exclusive of depreciation, increased $5,848,139 or 16% when compared to the previous period ended on September 30, 1997.

  Plant specific expenses increased $2,717,997 or 15% when compared to the previous period ended September 30, 1997. This increase was the result of an increase of $706,392 in interlata access expense due to additional sales of toll services, an increase of $996,717 in internet access expenses due to growth in internet sales and the acquisition of V-Net; and $565,596 in CLEC (out of area local service) resell and access expense relating to the start up of CT Exchange Services, Inc. The remaining increase primarily relates to DCS resell expense attributable to growth in Carolina PCS, Inc.

  Customer operations expenses increased $2,271,951 or 26% when compared to the previous period ended September 30, 1997. This increase was comprised of $925,600 associated with additional marketing and advertising and $1,357,607 relating to the salaries of sales and marketing personnel. These increases were offset in part by reduction in professional services.

Results of Operations
  9 months ended September 30, 1998 and September 30, 1997
  (continued)

  Corporate operations increased $858,190 or 10% when compared to the previous period ended on September 30, 1997. This increase is primarily the result of increased salaries, which was offset in part by a decrease in utilities.

  Depreciation expenses increased by $1,551,052 or 21% when compared to the previous period ended on September 30, 1997. This arose from a 1997 reduction in depreciation expense of $736,971 due to a reclassification of circuit equipment to central office switching equipment. Without this prior year reclassification, depreciation expenses would have increased $814,081 due to increased depreciable plant balances.

  Other income (expenses) decreased by $271,181 when compared to the previous period. This decrease was primarily a result of a $1,189,171 reduction in equity in income from affiliates and an increase in interest expense of $494,603. The decrease in other income (increase in other expenses) was offset by handling fees billed to Amaritel of $109,666. the reduction of expenses related to an early retirement plan of $1,020,000 offered to certain employees during the first quarter of 1997 but not repeated during 1998 and an increase of interest and dividend income of $157,413.

Year 2000 Considerations

  The Registrant is continuing to assess and address the business issues associated with the Year 2000 that may impact its information systems and operations generally, both internally and in relation to external customers, suppliers and other business associates. In early 1998, the Registrant identified a Year 2000 Project Team, whose members represent all significant areas of its operations. The Project Team is responsible for assessing and addressing all Year 2000 issues that may exist. An initial study of the Registrant's capabilities and needs was completed, and awareness of Year 2000 issues was established across the Registrant's management team. The Registrant retained DMR Consulting Group ("DMR") to help the Project Team coordinate the Year 2000 project. DMR established a project office at the Registrant's offices and met regularly with the members of the Project Team during the first three quarters of the year to coordinate overall project needs. DMR has completed substantially all of its services for the Registrant and no longer maintains an on site project office.

  An inventory of the Registrant's personal computers and mainframe computer systems, inbound and outbound data feeds, management information systems and other data sensitive computer applications and systems throughout the Registrant's business has been completed. The Registrant writes very little original software code, but purchases third party software for its major business applications. Based on information from third party vendors and from DMR, the Registrant believes that approximately 65% of the systems are Year 2000 compliant, 11% are noncompliant and the remainder are still being investigated. In addition, the Registrant is putting into place processes for Year 2000 readiness, including computer systems providers, telephone switch manufacturers, and various telecommunications carriers who supply key components of the Registrant's services.

  To date, the Registrant has incurred out of pocket expenses of approximately $450,000 for the Year 2000 effort. The additional cost to complete the project is estimated to be approximately $500,000; however, this cost could be lessened because the Registrant writes very little original software code. Also, routine yearly maintenance agreements with vendors already factored into operating expenses may include software upgrades that include Year 2000 compliancy.

  Failure to accurately assess or remedy the Registrant's Year 2000 issues prior to the end of 1999, including failure of third parties on whom the Registrant depends, could significantly disrupt the Registrant's business and materially adversely affect the Registrant's financial condition, liquidity, and business operations. A majority of the Registrant's services rely heavily on information technology that would cease to operate, or operate much less efficiently, if affected by the Year 2000 issue.

  The Registrant has not yet devised contingency plans for dealing with the possibility of Year 2000 system failures, although such plans are being developed concurrent with software and system upgrades.
                                   -14-





Factors That May Affect Future Results

  The foregoing discussion contains forward-looking statements about the Registrant's financial condition and results of operations, which are based on management's current expectations, estimates and projections about the markets in which The Company operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements.
These statements are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

  On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain shareholder proposals raised at a shareholder meeting. For the Registrant's 1999 Annual Meeting of Shareholders, if the Registrant received notice of a shareholder proposal after February 2, 1999, such notice will be considered untimely. Therefore, the persons named in proxies solicited by the Board of Directors, if any, may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K

  (A) Exhibits

     Exhibit No.                Description of Exhibit

       11                  Computation of Earnings per Share

       27                  Financial Data Schedule

  (B)  Reports on Form 8-K

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

          Date:  November 13, 1998



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)

                              EXHIBIT INDEX

        Exhibit No.                Description

           11                     Computation of Earnings per Share

           27                     Financial Data Schedule