Form 10-K
period 1998-12-31
CT COMMUNICATIONS INC /NC
filed 1999-03-29
CIK 23259


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
                              For the Fiscal Year Ended:   December 31, 1998

               [              ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                                                             Commission File Number:   0-19179

                                                                   CT COMMUNICATIONS, INC.
                         -----------------------------------------------------------------------------------------
                                                   (Exact name of registrant as specified in its charter)

                North Carolina                                                                     56-1837282
                --------------                                                                     ----------
     (State or other jurisdiction of                                                (I.R.S. Employer Identification Number)
      incorporation or organization

               68 Cabarrus Avenue, East, Concord, North Carolina                                                    28025
                -------------------------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                                                           (Zip Code)

                                             Registrant's telephone number, including area code: (704) 722-2500

                                                 Securities registered pursuant to Section 12(b) of the Act:


                   Title of each class:                                             Name of exchange on which registered:
                   --------------------                                             -------------------------------------
                        None                                                                                None

                                                 Securities registered pursuant to Section 12(g) of the Act:
                                                                        Common Stock
                                                               Rights to Purchase Common Stock

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes      X                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately
$343,544,640 (based on the March 12, 1999 closing price of the Common Stock of $40.00 per share). As of March
12, 1999, there were 9,381,049 shares of the Company's Common Stock outstanding.

                                                             Documents Incorporated by Reference

                                        Document of the Company                                  Form 10-K Reference Location
                                        -----------------------                                  ----------------------------

                                       Certain portions of the                                          PARTS I and II
                                   Annual Report to Shareholders for
                                the fiscal year ended December 31, 1998

                                  1999 Annual Meeting Proxy Statement                                      PART III




                                                                   CT COMMUNICATIONS, INC.
                                                                AND CONSOLIDATED SUBSIDIARIES

                                                    Form 10-K for the Fiscal Year ended December 31, 1998

                                                                      TABLE OF CONTENTS


                                                                           PART I

Item 1.                 Business................................................................................................3
Item 2.                 Properties.............................................................................................15
Item 3.                 Legal Proceedings......................................................................................17
Item 4.                 Submission of Matters to a Vote of Security Holders....................................................17
Item 4A.                Executive Officers of the Company......................................................................17

                                                                          PART II

Item 5.                 Market for the Company's Common Equity and Related Shareholder Matters.................................18
Item 6.                 Selected Financial Data................................................................................20
Item 7.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..................................................................................21
Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.............................................29
Item 8.                 Financial Statements and Supplementary Data............................................................30
Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.............................................................................................30

                                                                          PART III

Item 10.                Directors and Executive Officers of the Company........................................................30
Item 11.                Executive Compensation.................................................................................30
Item 12.                Security Ownership of Certain Beneficial Owners and Management.........................................30
Item 13.                Certain Relationships and Related Transactions.........................................................31

                                                                          PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................................31



                                                    PART I

Item 1. Business

            The following discussion contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward- looking statements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward- looking statements. Information concerning certain factors that could impact expected results is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Forward-Looking Statements."

            General. CT Communications, Inc. (the "Company") is a holding company providing telecommunications services and communications systems and products through seven principal operating subsidiaries, each of which is wholly owned: The Concord Telephone Company ("CTC"); CTC Long Distance Services, Inc. ("CTC LDS"); Carolina Personal Communications, Inc. (doing business as "CT Wireless, Inc.") ("CPC"); CT Wireless Cable, Inc. ("CT Wireless Cable"); CTC Exchange Services, Inc. ("CTC Exchange"); CT Global Telecommunications, Inc. ("CTGT"); and CTC Internet Services, Inc. ("CTC Internet"). The Company also owns various minority interests in telecommunications companies through two subsidiaries--CT Communications Northeast Trust ("CTC Trust") and CT Cellular, Inc. ("CT Cellular").

            CTC provides local and toll telephone service and network access services in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan Counties, North Carolina (the "CTC Service Area"). CTC LDS provides long distance telephone service to residential and business subscribers throughout the CTC Service Area, as well as in various other markets surrounding the CTC Service Area. CPC manages the Company's ongoing efforts to operate a personal communication service ("PCS") system. CPC also markets and sells PCS services in a specified Major Trading Area on behalf of BellSouth Carolinas PCS Limited Partnership (the "BellSouth Partnership"). CT Wireless Cable holds the Company's interest in Wireless One of North Carolina, LLC ("WONC"), a limited liability company formed to provide wireless cable television service in North Carolina. CTC Exchange provides local telephone service in small- to medium-sized markets beyond the CTC Service Area. CTGT holds an approximate 16% equity interest in, and provides certain management services to, Amaritel, S.A. de C.V. (doing business as "Maxcom"), a Mexican entity that proposes to provide telephone services in Mexico. Finally, CTC Internet provides internet access and related services to business and residential subscribers throughout the CTC Service Area and in Charlotte, Greensboro and Raleigh, North Carolina.

            The operations of CTC are the Company's primary business segment. CTC accounted for approximately 77% of the Company's operating revenues and approximately 94% of the Company's operating profit in 1998. Despite the anticipated growth of other products and services offered by the Company, as described below, the Company anticipates that CTC will continue to account for a significant portion of the Company's earnings in 1999. Certain business, financial and competitive information about the Company and CTC is discussed below.

For certain other information regarding operating segments, see the Note entitled "Segment

Information" of the Notes to Consolidated Financial Statements in the 1999 Annual Report, which information is incorporated herein by reference.

            Effective January 28, 1999, the Company's Voting Common Stock and Class B Nonvoting Common Stock were converted into a single class of Common Stock (the "Recapitalization"). Pursuant to the Recapitalization, the Company's Articles of Incorporation were amended to (i) provide for one class of Common Stock, consisting of 100 million authorized shares, and (ii) reclassify each issued and outstanding share of Voting Common Stock into 4.4 shares of Common Stock and each issued and outstanding share of Class B Nonvoting Common Stock into 4.0 shares of Common Stock. Cash was paid in lieu of issuing any fractional shares. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the Recapitalization, unless otherwise indicated.

            The Company is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of CTC into a holding company structure. At December 31, 1998, the Company and its subsidiaries had total consolidated assets of $183.6 million and had 503 employees. The Company has its principal executive offices at 68 Cabarrus Avenue East, Concord, North Carolina 28205 (telephone number: 704-722-2500).

            Legislative and Regulatory Developments. The Company's business continued to undergo significant changes during 1998. These changes are primarily the result of the Company's efforts to take advantage of fundamental statutory, regulatory and technological developments currently taking place in the telecommunications industry.

            The Telecommunications Act of 1996 (the "Telecom Act") was enacted on February 8, 1996. The Telecom Act mandates significant changes in existing regulation of the telecommunications industry to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry.

            The Telecom Act provides that implementing its legislative objectives will be the task of the Federal Communications Commission (the "FCC"), the state public utilities commissions and a federal-state joint board. Simultaneous proceedings are in process to address issues and proposals already before the FCC in pending rule making proceedings. Two significant proceedings currently in process relate to access charge reform and universal service. The results of such proceedings and the timing of implementation is uncertain at this time, and the Company cannot currently estimate the impact of such proceedings on its business or results of operations.

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

            LECs that are designated "incumbents" ("ILECs") have additional obligations: to negotiate in good faith; to interconnect on terms that are reasonable and non-discriminatory; to provide non-discriminatory access to "facilities, equipment, features, functions and capabilities" on an unbundled basis so that they can be combined in a manner that a requesting telecommunications carrier sees fit; to offer for resale at wholesale rates any service that LECs provide on a retail basis and not subject to unreasonable or discriminatory conditions; and to provide actual collocation of equipment necessary for interconnection or access.

            The Telecom Act establishes a framework for state commissions to mediate and arbitrate negotiations between ILECs and carriers requesting interconnection, services or network elements. The Telecom Act establishes deadlines, policy guidelines for state commission decision making and recourse to the FCC in the event a state commission fails to act.

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

            On January 25, 1999, the United States Supreme Court concluded that the FCC has exclusive jurisdiction to implement the competitive interconnection provisions of the Telecom Act. This resulted in a shift in supervision and control over the transition to competition from state regulatory agencies to the FCC. It is too early to predict the impact of this decision on the Company. It is likely that FCC supervision will result in greater uniformity in the approach applied to the terms of interconnection agreements between competitors. However, the decision may adversely impact smaller telecommunication providers, such as the Company, because states may be better able than the FCC to understand and react to local conditions.

            On February 25, 1999, the FCC issued a declaratory rule that dial-up calls to Internet service providers are interstate calls for purposes of determining compensation for carriers that terminate such calls. Previously, 29 states, including North Carolina, have ruled that such calls are local and, therefore, are subject to the reciprocal compensation provisions of local network interconnection agreements. However, the FCC stated that its ruling does not overturn these states' decisions. The FCC has tentatively concluded that parties may negotiate such compensation arrangements or have them arbitrated by state regulators under the Telecom Act. Competitive local exchange carriers ("CLECs") generally benefit from the states' position, while ILECs are expected to request that states reverse their position in light of the new FCC rule. The Company cannot predict the outcome of this regulatory development, but does not expect it to have a materially adverse effect on the Company.

            Although certain interpretive issues under the Telecom Act have not yet been resolved, it is apparent that the requirements of the Telecom Act have led to increased competition among providers of local telecommunications services and have simplified the process of switching from ILEC services to those offered by competitive access providers and CLECs. In light of the foregoing, the Company continued its efforts in 1998 to improve its competitive position in the local telephone service business and to take advantage of opportunities that are developing with other emerging telecommunications technologies.

            Competition. The telecommunications industry is highly competitive. Customers increasingly desire new services and new technologies and regulatory reform and business alliances are accelerating the rate of change in the industry, creating intense competition.


            The Company faces competitors in virtually every aspect of its business, including from regional holding companies, long distance service providers, cable television companies, internet service providers, wireless service providers, CLECs, switchless resellers and satellite carriers.

In the second quarter of 1998, the Company entered into interconnection agreements with Time Warner Communications of North Carolina, L.P. and US LEC of North Carolina, LLC, pursuant to which the Company now provides access to its local telephone service market, as mandated by the Telecom Act and the Rate Plan (discussed below). This is expected to create significant competitive pressure regarding the Company's largest business customers. Competition also has increased significantly among PCS providers. Sprint began PCS service in several North Carolina metropolitan areas in 1998. PCS competition has led to intense pressure on the pricing of services, and prices have declined significantly recently. Several providers introduced "flat rate" pricing in 1998, which eliminated roaming charges and further reduced prices.

            In addition, in early 1999, AT&T and Time Warner entered into a joint venture to offer AT&T-branded cable telephony service to residential and small business customers over Time Warner's existing cable television systems in 33 states. The two companies expect to begin broad operations in 2000, to jointly market communications services and to develop other broadband communications services. The joint venture, along with other AT&T acquisitions, reportedly will enable AT&T to reach more than 40% of U.S. households over the next four or five years. This joint venture may eventually compete directly with the Company.

            Many of the Company's competitors have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of customers, more prominent name recognition and utilize more extensive transmission networks than the Company. The Company competes primarily on the basis of customer service, reliability, variety of product offerings, transmission quality and price. The ability of the Company to continue to compete effectively will depend on its ability to maintain high quality service and products at prices equal to or below those charged by its competitors.

                          THE CONCORD TELEPHONE COMPANY

            General. CTC, the Company's principal subsidiary, was originally organized in 1897 and provides local telephone and intra-LATA (Local Access and Transport Area) toll service, access service to other carriers, and telephone and equipment sales and leasing to customers residing primarily in Cabarrus, Stanly and Rowan Counties in North Carolina. As of December 31, 1998, CTC served 109,147 access lines within the CTC Service Area. This figure represents a 6.4 % increase from December 31, 1997.

            To support the ongoing growth in the CTC Service Area, CTC invested more than $7 million in circuit and digital switching technology. In addition, the Company expanded the total fiber network in 1998 to more than 11,000 fiber miles. In addition, CTC continued implementing state-of-the-art Nortel DMS digital switching equipment as its next generation switching platform. Implementation began in 1997 and is expected to continue for approximately three to five years.

            CTC is empowered by provisions of the North Carolina Public Utilities Law and its Articles of Incorporation to construct and maintain its lines and is authorized by the North Carolina Utilities Commission to operate the territory that CTC now serves. In addition, CTC has municipal franchises for constructing and maintaining its lines in the Cities of Albemarle, Badin, China Grove, Concord, Harrisburg, Kannapolis, Landis, Mt. Pleasant, New London, Oakboro and Richfield, North Carolina.

            New Rate Plan. On September 1, 1997, CTC implemented a price regulation rate plan (the "Rate Plan") approved by the North Carolina Utilities Commission ("NCUC") pursuant to which CTC is now regulated based on prices rather than traditional rate base rate of return regulation. As a result of the Rate Plan, the rates charged by CTC for local, state access and toll plans are controlled by the parameters specified by the NCUC in the Rate Plan.

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

            Under the rate structure implemented under the Rate Plan, CTC's residential customers, except those in the Harrisburg exchange, now pay $10.50 per month for basic local service, including touch-calling. Harrisburg customers now pay a slightly higher charge of $12.00 per month because these customers are able to call more customers under that community's basic plan. Under the prior rate structure, CTC's residential customers paid approximately $7.00 per month for basic local service, plus a separate charge of $.50 per month for touch-calling. Under the Rate Plan, the Company may rebalance rates to keep prices in line with underlying costs. Residential rates are frozen until September 2000, at which time the Company may begin rebalancing residential rates.

            Although the new rate structure reflects an increased charge for basic service, other changes in the Rate Plan offset these increases for many customers. The new rate structure did not materially impact the Company's revenues in 1998 and is not expected to materially impact revenues in 1999 or future years.

            Under the North Carolina H.B. 161, "An Act to Provide the Public with Access to Low- Cost Telecommunication Service in a Changing Competitive Environment" (the "NC Act"), which took effect in July 1996, telephone companies are given the option to file for price regulation. In exchange for greater flexibility in setting prices, however, local telephone companies must agree to open their markets to competition for local dial tone service -- the last area of telecommunications services to be deregulated. Although the Rate Plan requires that CTC open its markets to competition for local dial-tone services, management believes CTC can compete in emerging markets by rebalancing rates and still sustain local rates that are affordable.

            As a result of the effectiveness of the Rate Plan, CTC is no longer regulated according to a traditional rate base rate of return scheme of regulation. CTC continues to be considered a Rural Telephone Company as defined in the Telecom Act.

                        CTC LONG DISTANCE SERVICES, INC.

            Organized in 1992, CTC LDS is engaged in the business of purchasing long distance capacity in bulk from interexchange carriers and reselling it to subscribers on a retail basis.

            In 1993, CTC offered its customers equal access to the interexchange (long distance) carriers who elected to market their services in the CTC Service Area. This enables customers to preselect their carrier and to use this carrier by dialing 1. CTC LDS received the largest number of selections in the balloting process and has retained more than half of CTC's customers. However, these customers are typically the smaller toll users, and CTC LDS bills less than half of the total originating minutes of long distance used by customers in the CTC Service Area. CTC LDS is actively seeking new methods to increase its market share and make new products available to its customers, including expanding service outside its traditional service area. CTC LDS was successful in these efforts in 1998, as it added more than 3,239 new lines for a total of 72,578. Management expects the easy-to-understand, competitively-priced, long-distance plans offered by CTC LDS will continue to attract new customers to CTC LDS in 1999. During 1996, CTC LDS successfully introduced the new CTC Calling Card, which the Company believes has enhanced CTC LDS's ongoing efforts to market and sell long distance services.

            During 1996, CTC LDS purchased and installed a Nortel DMS 500 switch at a cost of $2.2 million. This switch is located in the downtown area of Charlotte, and its purchase is indicative of the Company's commitment to increase market presence by offering services outside of its traditional market area. The addition of the Nortel DMS 500 switch makes CTC LDS a facilities based interexchange carrier in North Carolina.

            In 1997, CTC LDS received regulatory approval to market long distance telephone service in the surrounding states of Georgia, South Carolina, Tennessee and Virginia. However, CTC LDS concentrated its efforts in 1997 and 1998 on expanding its operations in the North Carolina counties contiguous to its current five-county service area and proposes to expand concentrically from that area in 1999. CTC LDS does not expect to have significant operations outside of the Carolinas in 1999.

            The Telecom Act is not expected to have an immediate impact on CTC LDS because it addresses competition in the local service area of operations. In the future, however, a Regional Bell Operating Company may be able to offer long distance service to CTC LDS customers. This effectively exposes the long distance service to additional competitive pressures. CTC LDS' principal methods of responding to competitive pressures in the long distance telephone service market include its ability to maintain aggressive marketing initiatives and its ability to provide simple pricing plans, high quality customer service, robust product and service lines, easy to understand pricing and accurate bills.

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

            The Company is expanding incrementally from CTC Service Area into adjacent markets. CTC Services began marketing its services in the second quarter of 1998 in Salisbury, northern Charlotte and Statesville, North Carolina and continues to evaluate new markets in which to expand beyond those areas. CTC Services' business strategy focuses on providing facility based services to small and medium-sized businesses in these service areas. Services include local and long distance telephone service. To that end, the Company has expanded its DMS 500 switching equipment to include local switching. Although CTC Services continued in 1998 to offer local telephone service generally in certain markets outside the CTC Service Area on a resale basis through its BellSouth interconnection agreement, such resale services are expected to be de-emphasized in 1999 and beyond.

            CTC Services sold over 2,000 lines in 1998. CTC Exchange Services expects its capital needs in 1999 to be between $4 million and $5 million and expects losses in 1999 to be not more than $2 million.

                     CAROLINA PERSONAL COMMUNICATIONS, INC.

            In 1994, the Company purchased a limited partnership interest in BellSouth Carolinas PCS Limited Partnership. The BellSouth Partnership's business is to design, develop, construct and operate a personal communication system in a specified Major Trading Area ("MTA") and to market and provide PCS services in the MTA. As a limited partner, the Company's investment includes the Company's pro rata share of the license fee and expenditures to construct the system. The Company owns 1.95% of the BellSouth Partnership, which interest is held by CTC.

            PCS is a digital wireless telecommunications service. New PCS devices incorporate various communications methods in a single device, including voice, data interface and paging. With PCS, a user is able to customize their telecommunications service to best suit their particular requirements. The cost of this new service to the customer is competitive with cellular technology. However, like cellular telephone service, capital requirements are substantial and aggressive marketing is necessary.

            On March 31, 1995, the BellSouth Partnership received a 30 MHZ PCS license from the FCC covering North Carolina and South Carolina (MTA 006). AT&T Wireless purchased a second 30 MHZ PCS license for the same MTA in the March 1995 FCC auction and began offering PCS services in major markets, including MTA 006, during 1997. The FCC completed the auction of licenses for PCS services in 1997. This sale of spectrum to additional PCS providers, combined with competition from cellular providers, has resulted in competition from six wireless competitors in the general Charlotte, North Carolina market. In the face of such competitive pressures, CPC's principal methods of competition include its ability to provide extensive geographical coverage, high quality technology and service, competitive pricing, as well as CPC's ability to capitalize on the strength of customers' loyalty to other well-known partners in the BellSouth Partnership, such as BellSouth, Duke Power and Carolina Power and Light.

            Funding of the BellSouth Partnership's operations began in the second quarter of 1995, and during 1995 the Company invested approximately $3.9 million in the BellSouth Partnership. The Company invested an additional $2.8 million, $1.1 million and $1.0 million in 1996, 1997, and 1998, respectively. Its 1999 commitments are approximately $565,500, and its 2000 commitments are approximately $89,700. Construction of towers and transmitters began during 1996, and PCS service was first offered to the public by the Bell Partnership in July 1996.

            The Company experienced pre-tax losses in 1996, 1997 and 1998 of $1.8 million, $2.9 million, and $2.9 million, respectively, due to expected start-up costs. Losses associated with such start-up costs are currently projected to continue through 1999. Such projections are based on estimates of how long it will take to attract enough customers to cover start-up and operating expenses associated with the PCS network. Notwithstanding such losses, the Company believes the long-term outlook for PCS is positive.

            Each telephone company limited partner in the BellSouth Partnership has the option to partition its pre-defined service area. The Company's service area consists of Cabarrus, Stanly, Rowan and parts of Iredell Counties in North Carolina (the "PCS Service Area"). Partitioning will involve CTC (the current holder of the partition option) purchasing the license for the PCS Service Area and any assets, including customers of the BellSouth Partnership, in place within that area at a purchase price expected to be between $15 million and $18 million, payable in full on the date of partition. BellSouth is expected to offer the Company the right to partition in the second quarter of 1999. The Company would then have up to twelve months in which to exercise its right to partition, if it so chooses. If it so elects, the Company expects to pay the partition fee by borrowing against current lines of credit. However, there can be no assurance that the Company will elect to exercise its partition right. Following partition, if any, CPC would operate as a provider of PCS products and services within the PCS Service Area. At the time of partitioning, CPC's PCS network will be substantially built out throughout the PCS Service Area.

            During 1996, CPC opened retail outlets to sell PCS telephones in Concord and Statesville, a third store began operations in Salisbury, North Carolina during the first quarter of

1997, and a fourth store is expected to open in the fourth quarter of 1999. PCS telephones are also being marketed and sold through CTC's offices.

                             CT WIRELESS CABLE, INC.

            On October 9, 1995, the Company organized CT Wireless Cable as a wholly owned subsidiary to participate in the wireless cable television market in North Carolina. CT Wireless Cable owns approximately 49% of Wireless One of North Carolina L.L.C. ("WONC"). WONC was formed to develop and launch wireless cable systems in North Carolina. In October 1995, WONC entered into contracts with approximately 45 community colleges in North Carolina to provide wireless cable services in connection with leases between the schools and the FCC pertaining to certain educational channel rights within North Carolina. Beginning in 1996, WONC has regularly participated as a bidder in Multi Channel Multipoint Distribution Service ("MMDS") auctions and has been awarded MMDS channels in several markets throughout North Carolina. WONC plans to obtain additional channels in 1999.

            During January 1997, WONC and the University of North Carolina ("UNC") Center for Public Television entered into a contract granting WONC the exclusive rights to lease UNC's 40 granted channel frequencies, as well as frequencies to be granted pursuant to UNC's pending applications with the FCC (the "UNC Lease Agreement"). In consideration for the UNC channel leasing rights, WONC paid UNC $2.5 million upon execution of the UNC Lease Agreement, as well as a $500,000 advance on future royalty payments to be paid to UNC. Royalty payments are based on fees developed for the various markets served and applied to subscriber accounts. The UNC Lease Agreement is a key component of WONC's efforts to implement a statewide system of wireless cable television programming, and this contract improves WONC's competitive position in the North Carolina wireless cable television market. Wireless One, Inc. has estimated that the channel frequencies represented by all of the channel rights controlled by WONC, including the UNC channel rights, enable WONC to reach a total of 3 million line of site households in 13 markets throughout North Carolina.

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

            In 1997, BellSouth launched digital wireless cable systems in New Orleans, Orlando and Atlanta. The digital system offers more than 100 channels of high quality digital video and audio. In addition, during 1997 several wireless cable operators announced high-speed Internet services using wireless cable frequencies. WONC launched its high-speed Internet service in Jackson, Mississippi in the first quarter of 1998. In the fourth quarter of 1998, the FCC issued an order allowing WONC to expand the use of wireless cable frequencies for telephony and two-way data services.

            WONC continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services. The Company's capital requirements in connection with its WONC investment were $1.4 million in 1996, $3.2 million in 1997, and $800,000 in 1998. Additional capital requirements associated with the WONC network are expected to be approximately $1 million in 1999.

                       CT GLOBAL TELECOMMUNICATIONS, INC.

            In 1997, the Company acquired an 80% interest (increased to 100% in March 1998) in CTGT, which holds the Company's equity interest in Maxcom (formerly named Amaritel). Maxcom was formed early in 1997 for the purpose of constructing and operating domestic and international long-distance services, as well as local telephone services. Its primary geographic focus is on the Gulf of Mexico, Mexico City and Puebla. Maxcom expects to use a wide spectrum of technology, ranging from microwave to wired fiber distribution networks. Build-out of the system is expected to be approximately 300,000 lines over a five-year period, and Maxcom expects to begin offering commercial services in Mexico City and Puebla, Mexico in the second quarter of 1999.

            Maxcom has entered into a $100 million bank credit facility with Nissho Iwai, which Maxcom intends to use to fund a portion of its facilities build-out and operations. The credit facility is secured in part by the Maxcom common stock held by CTGT, but is not otherwise secured or guaranteed by CTGT or the Company. In 1998, Maxcom also raised approximately $50 million of additional equity capital. In addition, CTGT provided approximately $1.6 million of additional capital to Maxcom in 1998. CTGT now owns approximately 16% of the equity securities of Maxcom.

            CTGT entered into an Operating Agreement with Maxcom pursuant to which it provides personnel and other services for the purpose of supervising and advising Maxcom on its day-to-day operations (e.g., network operation and maintenance, customer billing, sales and marketing, customer service, general administration and management). Under the Operating Agreement, CTGT is reimbursed for its expenses incurred in providing management services. In addition, CTGT may receive a management fee of up to $900,000 per year and options to acquire up to 250,000 shares of Maxcom common stock if certain performance goals are met. The Operating Agreement is for a three-year term, expiring in 2001, subject to a one-year extension in the discretion of Maxcom's shareholders. The fees paid to CTGT under the Operating Agreement are expected to offset CTGT's expenses related to providing those services.

            CTGT was originally 80% owned by the Company and 20% owned by US Telecom Holdings, Inc. ("US Telecom"). On March 31, 1998, CTGT acquired and canceled the CTGT shares held by US Telecom, which resulted in CTGT becoming a wholly owned subsidiary of the Company. The $1.4 million purchase price was paid through the cancellation of a note in principal amount of $800,000 previously owed by US Telecom to the Company and the delivery of cash. The Company has an additional note receivable from US Telecom in the principal amount of $1,513,500, which is secured by a first priority interest in 4,950.50 shares of Telco Investors II, Inc. owned by US Telecom and is due April 1, 1999. CTGT believes that the note is adequately collateralized.




                               CTC INTERNET, INC.

            On April 2, 1998, the Company organized CTC Internet as a wholly owned subsidiary to provide internet access and related services to residential and business subscribers. CTC Internet's operations initially were limited to the CTC Service Area. However, on May 8, 1998, CTC Internet acquired G.A. Technologies, Inc., an internet provider based in Charlotte, North Carolina and doing business as Vnet. As a result, CTC Internet now does business in the CTC Service Area and in Charlotte, North Carolina, and intends to expand into Greensboro and Raleigh, North Carolina in 1999.

            CTC Internet's primary focus is to provide Internet services to business customers, including high speed Internet services, Web site development, Web site hosting and other value added services. In addition, CTC Internet provides dial up Internet service to approximately 12,500 residential customers in its market area.

                                   INVESTMENTS

            CT Cellular, Inc. Effective January 1, 1998, CT Cellular exchanged its general partnership interests in RSA 4/5 and RSA 15 with Palmetto MobileNet, L.P., a South Carolina limited partnership ("Palmetto"), in a tax free transaction. RSA 4/5 and RSA 15 each provided cellular mobile telephone services in an aggregate of eight counties in North Carolina. In exchange for its general partnership interests, CT Cellular received a 19% limited partnership interest in Palmetto and a 19.5% interest in the Common Stock of Palmetto's general partner. Palmetto's other limited partners consist of 19 South Carolina independent telephone companies. Palmetto owns a 50% general partnership interest in ten North Carolina and South Carolina RSAs, with Alltel Mobile (which acquired 360 communications in 1998) owning the other 50%.
Palmetto had earnings in 1998 of approximately $25.8 million.

            CT Communications Northeast Trust. In December 1998, the Company transferred substantially all of its portfolio of investment securities (the "Investment Securities") to CT Trust, a Massachusetts business trust located in Bedford, Massachusetts. The trustees of CTC Trust are Michael R. Coltrane and the Company. Ownership of CTC Trust is represented by transferable shares of beneficial interest, all of which are currently held by the Company. CTC Trust subsequently transferred a substantial majority of the Investment Securities to CT Communications Northeast, Inc., a Massachusetts corporation located in Bedford, Massachusetts ("CTC Northeast"), which is wholly owned by CTC Trust.

            The Investment Securities consist of a variety of public and private equity securities. Approximately 95% of the Investment Securities consist of common stock of ITC Holding Company, Inc. ("ITC Holding") and ITC DeltaCom, Inc. ("ITC DeltaCom"). In October 1997,

ITC Holding completed a corporate reorganization in which it transferred all of its assets and liabilities other than the stock of its then wholly owned subsidiary, ITC DeltaCom to another subsidiary. The former ITC Holding then merged with and into ITC DeltaCom, and the other subsidiary was renamed ITC Holding Company, Inc., which is the parent of a group of companies involved in a wide range of telecommunications activities. ITC DeltaCom is a provider of local, long distance and other telecommunications services to mid-sized and major regional businesses in the southern United States, and also provides wholesale long-haul services to other telecommunications companies using its owned, operated and managed fiber optic network. As part of ITC Holding's reorganization, stockholders of the former ITC Holding received, in exchange for their shares of ITC Holding stock, shares of stock of the new ITC Holding and of ITC DeltaCom. Immediately after the reorganization was consummated, ITC DeltaCom completed its initial public offering of common stock. The Company owns approximately 3.8% and 3.1% of the outstanding equity securities of ITC Holding and ITC DeltaCom, respectively. At December 31, 1998, the Company's ownership interest in ITC DeltaCom was recorded on the Company's financial statements at a market value of $24.4 million, with a tax basis of $3.2 million. The Company has recorded its equity interest in ITC Holding as of the same date at a cost basis of $2.7 million.

Item 2. Properties

            The properties of the Company consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments, and other equipment. The Company's principal operations are conducted in a building owned by the Company at 68 Cabarrus Avenue East, Concord, North Carolina 28025. This headquarters facility was built in 1956 and expanded in 1967. More recently, in 1991 the Company made substantial interior renovations to the Cabarrus Avenue facility. This headquarters building has approximately 53,000 square feet of floor space.

            The Company's general warehouse is also owned by the Company and is located in Concord. This facility was completely renovated in 1991 and has approximately 12,300 square feet of floor space. The Company has enlarged its warehouse storage facilities by the addition of approximately 9,760 square feet of warehouse space in 1995. Approximately 3,800 square feet of warehouse space that was renovated in 1995 is currently occupied by the Company's outside plant engineering group.

            During 1994, the Company acquired 14.7 acres of property north of Concord adjoining Interstate 85 for use as a future campus-style business office center. The Company purchased an additional acre of property at this site during 1996. The first of several buildings to be constructed at this site was completed in the fourth quarter of fiscal 1996. This building is currently occupied by the Company's customer service personnel and has approximately 12,000 square feet of floor space (the "Customer Care Center"). In the second quarter of 1998, the Company completed construction of the second building on this tract of property. It is identical to the building completed there during 1996. It was occupied primarily by the Company's sales and marketing group, which freed office space at the Cabarrus Avenue headquarters facility.
                                       15

There is significant room on this property for construction of additional facilities as needed in the future.

            In November 1997, the Company purchased a one-third interest in
22.424 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King's Grant Development. This property may be used for future development if needed. The cost of this acquisition was $597,096.

            In the three years ended December 31, 1998, the Company has acquired property and built remote switching units in its exchange areas. During 1996, the Company installed a new Nortel DMS 500 digital switch in downtown Charlotte, North Carolina at a cost of $2.2 million. The new switch was placed in service in October 1996, and has expanded the array of service offerings available from CTC LDS and reduce CTC LDS's monthly operating expenses. All of the Company's central office switching equipment is digital. In mid-1997, the Company began replacing CTC's digital switching platform by changing from AG switches to state-of-the-art Nortel DMS switches. This replacement process is expected to last approximately five years. In 1997, the Company also replaced the DOTS operator workstations used by CTC with TOPS workstations from Nortel. In 1998, CTC Exchange Services installed and co-located a Reltec digital loop carrier at the BellSouth central office in Salisbury, North Carolina.

            In connection with CPC's PCS operations, the Company has entered into three real property leases to house CPC's retail outlets in Concord, Statesville and Salisbury, North Carolina. The Company expects to enter into a fourth lease in the fourth quarter of 1999. The Company also leases office space on West Cabarrus Avenue in Concord, North Carolina. None of these leases are material to the Company, its operations or financial condition.

            As of December 31, 1998, 18% of the Company's telephone plant in service was represented by land, buildings and general equipment; 35% by central office equipment; and 47% by wires, cables, conduits, poles and related equipment. The connecting lines, poles, wires, cables and conduits and related equipment referred to above are located on streets and public highways owned by persons other than the Company, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

            In addition to the foregoing, the Company uses approximately 110 motor vehicles in its operations.

            During 1997, a portion of the Company's physical property was subject to a certain Indenture of Mortgage and Deed of Trust dated August 1, 1958, as supplemented and amended, securing the Company's First Mortgage Bonds. This debt was retired on March 1, 1997, and the related liens were released.

Item 3. Legal Proceedings

            (a) In December 1992, the Company was notified that it was a potentially responsible party ("PRP") by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at the Bypass 601 Groundwater Contamination Superfund Site (the "Site") in Concord, North Carolina. The Company, along with approximately 70 other companies (the "PRP Group"), has entered into a Consent Decree with the United States. Pursuant to the Consent Decree, the PRP Group is conducting a cleanup of the Site. The companies also have reimbursed the EPA for approximately $4.3 million in costs that the agency has incurred at the Site. Under the allocation system adopted by the PRP Group, the Company has paid a total of $53,128. Based on the progress of the cleanup thus far and the funds available from other sources to pay for the cleanup, the PRP Group does not expect that its members will be required to pay any additional amounts.

            (b) The Company, CTC and Michael R. Coltrane have been named as defendants, in addition to numerous other named defendants, in a lawsuit filed by six former employees of US Telecom and US Telecom East, Inc. The Company, through its subsidiaries, previously participated in a joint venture with US Telecom Holdings, Inc., and Mr. Coltrane served as a member of its board of directors. See "Item 1: Business; CT Global Telecommunications, Inc." The Company believes that the claims are without merit and is vigorously defending the suit. The Company further believes that the outcome of this litigation will not be material to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Item 4A. Executive Officers of the Company

            The following list sets forth with respect to each of the current executive officers of the Company, his or her name, age, positions and offices held with the Company, the period served in such positions or offices and, if such person served in such position or office for less than five year, the prior employment of such person.

            L.D. Coltrane, III, age 80, has served as Chairman of the Board since 1986, when he was also named President of the Company to succeed his father, L.D. Coltrane, Jr.

            Michael R. Coltrane, age 52, has served as President and Chief Executive Officer of the Company since 1988.

            Thomas A. Norman, age 58, has served as Senior Vice President and Assistant Secretary of the Company since 1995. He was the Vice President of Sprint/Centel of Illinois from 1994 to 1995.

            Barry R. Rubens, age 39, has served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since 1995. He was Vice President-External Affairs of the Company from 1992 to 1995.

            Kenneth R. Argo, age 64, has served as the Vice President-Chief Information Officer of the Company since 1995. From 1983 to 1995, he was the Vice President-Controller of the Company.

            Catherine A. Duda, age 46, has served as the Senior Vice President and Assistant Secretary of the Company since 1996. From 1995 to 1996, she was the Vice President- Marketing of the Company. Prior to 1995, she was the Vice President of Frontier Communications of New York, Inc.

            Richard L. Garner, Jr., age 52, has served as the Vice President-Human Resources of the Company since June 1998. From 1979 to January 1998, he was the Senior Vice President of Personnel and Real Estate at Pic N' Pay Stores (a retail specialty company).

            Michael R. Nash, age 46, has served as a Senior Vice President of the Company since January 1999. From 1995 to January 1999, he was a Vice President of Standard Telephone Company. From 1974 to 1995, he was the Operations Director of BellSouth Telecommunications.

            Charlotte S. Walsh, age 52, has served as a Vice President of the Company since January 1999. From August 1996 to August 1998, she was the Vice President-Chief Information Officer of Thorn America (retail furniture company). From 1992 to April 1996, she was the Division Vice President-Information Services of Heleberg Diamonds (retail jewelry company).

                                     PART II

Item 5. Market for the Company's Common Equity and Related Shareholder
        Matters

            Prior to January 29, 1999, both the Voting Common Stock and the Class B Nonvoting Common Stock of the Company traded principally in local transactions without the benefit of an established public trading market, although a Charlotte-based brokerage firm made a market as shares of the Class B Nonvoting Common Stock were offered for sale.

            On July 24, 1997, the Board of Directors of the Company declared a stock split in the form of a one-for-two stock dividend payable August 29, 1997 to holders of record on August 1, 1997.

            Effective January 28, 1999, the issued and outstanding shares of Voting Common Stock and Class B Nonvoting Common Stock were converted into a single class of Common Stock. Pursuant to the Recapitalization, each issued and outstanding share of Voting Common Stock was converted into 4.4 shares of Common Stock and each issued and outstanding share of Class B Nonvoting Common Stock was converted into 4.0 shares of Common Stock. Cash was paid in lieu of issuing any fractional shares. Effective January 29, 1999, the Common Stock began trading on the Nasdaq National Market under the symbol "CTCI."

            During 1998, a known range of selling prices for the Class B Nonvoting Common Stock was $32.75 to $37 per share, as adjusted to reflect the Recapitalization. The closing price of the Common Stock on the Nasdaq National Market on March 12, 1999 was $40.00.

            Dividends per share were declared quarterly and paid on both Voting Common Stock and Class B Nonvoting Common Stock for the two previous years. The dividends per share set forth below have been adjusted to reflect the one-for-two stock dividend in July 1997 and the Recapitalization in January 1999.


                                                             1998                              1997
Quarter                                                    Dividend                          Dividend
-------                                                    --------                          --------

First                                                         $   .12                          $  .11
Second                                                            .12                             .12
Third                                                             .12                             .12
Fourth                                                            .12                             .12
                                                              $   .48                          $  .47

            The number of holders of record of the Common Stock as of March 12, 1999, was 1,691.

Item 6. Selected Financial Data

                                                                              Years Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                              1998              1997                 1996                1995                 1994
                                        ----------------    ---------------    ----------------      ---------------    -----------
Condensed Statements of Income(1):
    Operating revenues                  $    91,725,394     $    78,483,514     $    67,054,006    $   60,417,351   $   55,129,895
    Operating expenses                       70,272,414          58,390,372          51,349,967        43,201,065       43,760,298
                                        ----------------    ---------------     ---------------    --------------   --------------
          Net Operating Revenues             21,452,980          20,093,142          15,704,039        17,216,286       11,369,597
    Other income (expense)(2)                   855,899           1,645,866           1,341,053         2,561,081        1,663,687
    Income taxes                             (8,926,469)         (7,898,159)         (6,583,671)       (6,760,624)      (4,688,936)
                                        ----------------    ---------------     ---------------    --------------   --------------
    Net income                               13,382,410          13,840,849          10,461,421        13,016,743        8,344,348
       Dividends on preferred stock              28,457              73,073              92,535            93,135           93,948
                                        ----------------    ---------------     ---------------    --------------   --------------

    Earnings for common stock           $    13,353,953     $    13,767,776     $    10,368,886    $   12,923,608   $    8,250,400
                                        ================    ===============     ===============    ==============   ==============
Common Stock Data:  (3)
    Shares of common stock
       Basic weighted average                 9,227,016           9,076,211           9,051,731         8,974,728        8,967,826
       Diluted weighted average               9,276,504           9,111,439           9,078,385         8,990,336        8,983,422
    Per share of common stock
       Basic earnings                    $         1.45     $          1.52(2)  $          1.15        $     1.44      $       .92
       Diluted earnings                  $         1.44       $        1.51(2)    $        1.14        $     1.44      $       .92
       Dividends                         $          .48       $         .47       $         .46        $      .45      $       .44
    Book value - year end                $        12.86       $       10.82       $        9.02        $     9.04      $      7.36

Total Assets                           $    183,634,358     $   147,339,429     $   115,063,963   $   107,765,477   $   99,886,639

Long-Term Debt (excluding
          current maturities)          $     20,000,000     $    11,239,000     $     2,014,000   $     4,074,000   $    4,714,000

Redeemable Preferred Stock with
          Sinking Fund Requirements    $        125,000     $       137,500     $       150,000   $       162,500   $      175,000


(1) During 1996, the Company reclassified access and settlement charges from an offsetting revenue account to an expense category on its 1996 consolidated statement of income. Amounts previously reported in the 1995 and 1994 consolidated statements of income have been reclassified to conform with the 1996 consolidated statement of income in this regard. Such reclassification has no effect on net income as previously reported.

(2) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312 (or $.25 per share), relating to the discontinuance of SFAS No. 71.

(3) Per share data is based on the weighted average number of shares outstanding during the respective periods after giving retroactive effect to the 25% stock distribution granted on September 1, 1994, the 2-for-1 split effective May 3, 1996, the 1-for-2 split effective August 1, 1997, and the Recapitalization effective January 28, 1999. Dividends declared per common share have been restated to give retroactive effect to these events.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto incorporated by reference in this Report.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had net cash provided by its operating activities of $23.7 million, $21.2 million and $22.4 million in 1998, 1997 and 1996, respectively. In 1998, the Company used cash flows from operations and existing cash, cash equivalents, short-term investments and borrowing on a line of credit to fund
(i) capital expenditures of $24.8 million pertaining to ongoing plant construction projects, (ii) purchases of investments in affiliates of $4.4 million, (iii) purchases of investment securities of $100,919, (iv) dividends of $4.4 million, (v) principal payments of $21.3 million to retire long-term debt, and (vi) repurchases of Common Stock and Preferred Stock of $385,863.

          Working capital as of December 31, 1998 and 1997 was $6.0 million and $(1.6) million, respectively. The increase from 1997 to 1998 is due primarily to a $3.4 million increase in accounts receivable and a $1.1 million increase in other account receivable, which arose due primarily to a receivable from Maxcom ($700,000). In addition, cash and cash equivalents increased $2.8 million due primarily to the sale of 100,000 shares of ITC Deltacom ($1.5 million). Also, current portion of long-term debt and redeemable preferred stock fell by $620,000, accounts payable fell by $1.1 million (due primarily to the 1997 overdraft of $200,000 reclassified to accounts payable) and income taxes payable fell by $592,000. The increase in working capital was offset in part by an increase of $1.3 million in accrued payroll, due to 24% increase in employees, a 3% average increase in salaries and wages and higher benefits and bonus accruals.

          The Company has significant cash requirements due to growth in its service area and the need to modernize its existing plant and equipment. Capital expenditures in 1998 included over $18 million in network enhancements, including upgrades to the switching platform, and substantial investment in the outside plant including poles, aerial cable and buried cable. The remaining $6.8 million of capital expenditures in 1998 included the completion of a new operations building in Concord, North Carolina and information technology upgrades. The Company's planned capital expenditures in 1999 are approximately $24.5 million. Of this amount, $6 million is planned for primarily the replacement of certain elements of the CTC switching platform with a new Nortel DMS switch. This replacement process began in mid-1997 and will continue through 2002. Approximately $4.8 million of the total amount planned is for CTC Exchange Services and CTC LDS switching and other network facilities. Another $5.9 million of the Company's capital expenditures is for outside plant and circuit additions and improvements to include the placement of five Nortel remote switching nodes, and another $10.3 million is for other switching assets and network facilities. The remainder is made up of $900,000 for additional Internet capacity and another $2.6 million for other telecommunications and other assets. Actual capital expenditures were $24.8 million in 1998, $21.6 million in 1997 and $24.1 million in 1996.

          Other anticipated uses of cash in 1999 include additional investments in affiliates. The Company expects to spend approximately $1 million in 1999 for wireless cable investments and plant and equipment associated with WONC related to maintaining wireless cable television frequencies. See "Item 1. Business; CT Wireless Cable, Inc."

          If CTC elects during 1999 to exercise its right to partition out certain territories for which the Company has invested in the BellSouth Partnership, the resulting cost is expected to be between $15 million and $18 million. See "Item 1. Business; Carolina Personal Communications, Inc." The Company expects to fund any such costs through additional borrowings under its existing credit facility, as discussed below.

          During 1998, the Company generated $23.7 million in cash from operations and $3.6 million from financing activities. During the same period, approximately $24.5 million was utilized for plant additions and other investment activities, resulting in positive working capital of $2.8 million at year-end. As of December 31, 1998, the Company had short-term investments of $116,681, and one unsecured available line of credit for $60 million with First Union National Bank, as Administrative Agent (the "FUNB Credit Facility"). At December 31, 1998, the Company had used $20 million of the line of credit with First Union National Bank to pay down and close the lines of credit at Rural Telephone Finance Corporation and First Charter National Bank, which was an increase of $8,761,000 in long-term debt from December 31, 1997 to 1998. The interest rate on the FUNB Credit Facility is variable based on three-month LIBOR, and the credit spread added to LIBOR is .50%. The interest rate at December 31, 1998 was 5.57%. The FUNB Credit Facility provides for quarterly payments of principal and interest until 2000 and is renewable for two separate two-year extensions through December 31, 2004. Upon approval of the NCUC, the terms of the FUNB Credit Facility will automatically convert to five years, due December 31, 2003. The Company entered into an interest rate swap transaction with First Union Capital Markets in March 1999 to fix $10 million of the outstanding principal at a rate of 5.9% plus the credit spread described above. Management intends to use the FUNB Credit Facility to fund certain activities in 1999, as described above.

          As a limited partner of the BellSouth Partnership, the Company has committed to make certain payments to the BellSouth Partnership for its pro rata share of PCS license fee and network expenditures for the purpose of constructing and operating PCS Services. The Company's obligations in this regard were approximately $8.8 million over the four-year period ended on December 31, 1998. During 1998, the Company expended approximately $1.0 million in connection with its limited partner status in the BellSouth Partnership. The Company's 1999 commitments are approximately $565,500. See "Item 1. Business; Carolina Personal Communications, Inc."

          The Company anticipates that all of the capital requirements in 1999 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and the FUNB Credit Facility.

RESULTS OF OPERATIONS

1998 Compared to 1997

          Operating revenues increased $13,241,880 or 16.9% for the year ended December 31, 1998 compared to 1997. This increase was primarily attributable to revenues from local service, Internet services and PCS services. However, all categories showed increases.

          Local service revenues, from the provision of telephone exchange services, increased $6,463,997 or 22.1% during 1998 compared to 1997. This growth arose primarily from increased demand for local service due to growth in the CTC Service Area, coupled with the implementation of the price regulation plan as adopted by the Company in September 1997. Over 6,500 new access lines were connected to the network in 1998, bringing the total number of local access lines in CTC's three-county area service area to 109,147. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

          Access and toll revenues increased $1,756,245 or 5.0% during 1998 compared to 1997. Long distance service revenues are derived principally from providing long distance communication between designated areas. Network access service revenues are derived from other carriers for their use of the Company's local network to complete long distance calls. This increase is the result of increased sales and marketing efforts by CTC LDS and increased calling volume by the interexchange carriers. Toll revenues in the intralata markets were flat compared with 1997, primarily due to the full year impact of the new Rate Plan implemented in September 1997. This was expected due to the rate structure, which moved many toll revenues to the local revenue area. Compared to total revenues, this category has a relatively small impact.

          Other and unregulated revenues increased $5,073,628 or 34.3% during 1998 compared to 1997. This increase is made up of primarily increased Internet service revenues of approximately $2,789,088 due to the May 1998 acquisition of Vnet, increased PCS service revenues of $1,673,704, and increased directory advertising of approximately $383,299.

          Operating expenses, exclusive of depreciation, increased $8,653,566 or 17.7% during 1998 compared to 1997.

          Plant specific expenditures increased $3,436,533 or 13.7%. This increase results from an increase of $914,342 in interlata access expense due to additional sales of toll services, an increase of $691,453 in contracted services due to telephone plant growth, an increase of $679,385 in internet network expense due to growth in internet sales and the acquisition of Vnet, and $669,931 in CLEC service resell and access expense relating to the start up of CTC Exchange Services. The remaining increase primarily relates to DCS resell expense attributable to growth in CT Wireless Cable.

          Customer operations expense increased $2,932,239 or 29.2% during 1998 compared to 1997. Approximately $981,162 of the increase consists of marketing and advertising expense associated with additional sales efforts in long distance services, CLEC services, and PCS services. Salaries and wages of sales and marketing personnel also contribute to the increase.

          Corporate operations expense increased $3,304,794 or 26.2% during 1998 compared to 1997. A majority of the increase is related to salaries and wages and the expenses associated with the growth in operations.

          Additionally, in January 1997, the Company offered an early retirement program to 29 CTC employees. Twenty-eight of those eligible accepted the early retirement package and the Company recorded an additional expense of $1,020,000 in connection with its obligations under this program.

          Depreciation expense increased $3,228,476 or 33.6% during 1998 compared to 1997. This arose from a 1997 reduction in depreciation expense of $736,971 due to a reclassification of circuit equipment to central office switching equipment and the goodwill amortization expense of approximately $400,000 related to the Vnet acquisition. Without this prior year reclassification, depreciation expenses would have increased $2,491,505 due to increased depreciable assets.

          Other income increased $1,955,438 in 1998, compared to 1997. This increase was attributable primarily to a $1,654,987 increase in dividend income, interest income and gain on sale of investment contributed to the total increase. The increase was also attributable to a $300,451 increase in equity in income of affiliates driven by the earnings of the Company's investment in the Palmetto MobileNet partnership providing cellular communications services in North Carolina and South Carolina, partially offset by the Company's pro rata share of losses related to the BellSouth Partnership. Losses associated with start-up costs in connection with the BellSouth Partnership PCS network are currently projected to continue through 2000. Management expects losses associated with the BellSouth Partnership to begin to decline in 1999.

          Other expense, principally interest, increased $506,360 in 1998 compared to 1997, due primarily to additional interest paid on loans outstanding.

          For the reasons set forth above, the Company's net income before extraordinary items in 1998 increased $1,780,606 or 15.3% compared to 1997. Considering the 1997 extraordinary item arising from the discontinuance of SFAS 71, 1998 net income decreased $458,439 or 3.3%. With the rapid pace of change in the telecommunications industry caused by deregulation and advancing technology, management expects operating expenses to increase. It also expects operating losses in newly established business ventures to continue, but at a reduced rate. Management believes that expenditures in telephone plant construction, switching, marketing and advertising will continue to cause increases in operating costs, but it believes these expenditures are necessary to its long-term profitability and growth.

1997 Compared to 1996

          Operating revenues increased $11,429,508 or 17.05% for the year ending December 31, 1997 compared to 1996. This increase was primarily attributable to local service, long distance service, PCS service and business system sales. However, all categories showed increases.

          Local service revenues, from the provision of telephone exchange services, increased $4,482,363 or 18.1% during 1997 compared to 1996. This growth arose primarily from increased demand for local services due to growth in the CTC Service Area. Nearly 5,700 new access lines were connected to the network in 1997, bringing the total number of local access lines in CTC's three-county service area to 102,221. Due to access line growth and increased customer demand, this area of operations is expected to continue to grow.

          Access and toll revenues increased $3,224,489 or 10.2% during 1997 compared to 1996. This increase is the result of increased sales and marketing efforts by CTC LDS and increased calling volume by the interexchange carriers. Toll revenues in the intralata markets decreased due to the new Rate Plan implemented in September. This was expected due to the rate structure which moved toll revenues to the local revenues area. This reduction, however, is unquantifiable and is relatively small when compared to total revenues.

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

          Operating expenses, exclusive of depreciation, increased $7,533,122 or 18.3% during 1997 compared to 1996. Plant specific expenditures increased $5,061,789 or 25.3%. This increase results from an increase of $1,478,813 in DCS service expense and cost of goods sold associated with the CT Wireless Cable, Inc. subsidiary; an increase in access expense of $1,648,041 due to additional sales of toll services; and an increase of $697,164 relating to business systems cost of goods sold. The remaining increase is primarily expenses associated with an increase in outside contractor cost relating to the replacement of SPN poles and increased expenditures in telephone plant due to growth.

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

          Other income decreased $1,654,069 or 81% in 1997, compared to 1996. This decrease was primarily attributable to the Company's pro rata share of the BellSouth Partnership's losses experienced in connection with start-up costs associated with the PCS network, which became operational during the third quarter of 1996. These losses were partially offset by higher income in 1997 over 1996 as a result of the equity in earnings of the Company's investment in the Alltel Mobile Partnership providing cellular communications services in North Carolina RSAs 4/5 and 15.

          Other expenses, principally interest, increased $280,163 in 1997 compared to 1996. This increase was primarily from additional interest paid on loans outstanding.

            As discussed above, in January 1997, the Company offered an early retirement program to 29 CTC employees. Twenty-eight of those eligible accepted the early retirement package and the Company recorded an additional expense of $1,020,000 in connection with its obligations under this program.

          Depreciation expense decreased $492,717 during 1997 compared to 1996. This decrease resulted from a reclassification of circuit equipment amounts into the Central Office switching category and recalculating previously recorded depreciation expense at the lower rates used for switching equipment. The reduction of depreciation expense due to reclassification is $736,971. The Company also recorded additional depreciation of $600,000 during the same period of the prior year, as authorized by the NCUC. Without these factors, this expense would have increased by $844,254, which would be expected due to the increased depreciable plant balances.

          For the reasons set forth above, the Company's net income before extraordinary item in 1997 increased $1,140,383 or 10.9% compared to 1996. Considering the extraordinary item arising from the discontinuance of SFAS 71, 1997 net income increased $3,379,428 compared to 1996.

OTHER EVENTS

Vnet Acquisition

          Effective May 8, 1998, the Company acquired G-A Technologies, Inc., doing business as Vnet Access ("Vnet"). Vnet is a regional provider of Internet services headquarters in Charlotte, North Carolina. The acquisition was effected through the tax-free merger of Vnet into a wholly owned subsidiary of the Company and was accounted for as a purchase. The resulting subsidiary of the Company continues to offer services under the Vnet brand name. All consideration was paid to the Vnet shareholders in the form of Common Stock. The acquisition was not material to the Company's operations or financial condition.

New Rate Plan

          Effective September 1, 1997, CTC began operation under the new Rate Plan. Although the Company's new rate structure under the Rate Plan reflects an increase for the cost of basic service, other changes in the Rate Plan offset these increases for many customers. Overall, the new rate structure did not materially impact the Company's revenues in 1997 or 1998 and is not expected to materially impact revenues in 1999 or future years. By submitting its price regulation filing, the Company has agreed to open its markets to competition for local dial tone service, on the condition that the Company is allowed to "rebalance" or adjust its rates at the same time. Although the competitive pressures of opening its markets to competition from other local telephone service providers may lead to reductions in the Company's future local service revenues, management believes that by rebalancing its local service rates, it can compete in emerging markets and continue to sustain local rates at levels that are affordable for customers. See "Item 1. Business" for additional information regarding the Rate Plan.

1996 Telecommunications Act

          On February 8, 1996, the Telecom Act was enacted into law. Among its numerous other effects, the Telecom Act opens local telephone markets to competition. Although the precise impact of the Telecom Act will not be known until additional progress is made by the FCC in its ongoing rule making efforts, it is clear that the Company will encounter increasing competition in virtually all of its markets, including local dial tone and long distance service through the remainder of the 1990s. By implementing the new Rate Plan, the Company has taken a proactive step towards opening its markets to competition for local dial tone service. While there can be no assurances that the Company will be able to maintain its present levels of profitability in this emerging competitive environment, management believes that its ongoing investments in its network, including the installation of digital switches and other equipment, combined with greater flexibility in setting prices, will enable the Company to compete more effectively by providing enhanced services at affordable rates. See "Item
1. Business" for additional information regarding the Telecom Act.

ACCOUNTING CONSIDERATIONS

          As described in Note 14 to the Consolidated Financial Statements of the Company, the Company discontinued applying Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," as of April 1, 1997. The Company determined that it no longer met the criteria for following FAS 71 due to changes in the manner in which the Company is regulated and the heightened competitive environment. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under FAS 71.

          Effective December 31, 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related information." CTC is the Company's only reportable segment. CTC evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties. See Note 15 to the Consolidated Financial Statements of the Company for additional information.

YEAR 2000 CONSIDERATIONS

          The Company has developed and is implementing a company-wide project that addresses the business issues associated with the Year 2000 problem. The Company's Year 2000 project is a top corporate priority and has the full support and commitment of its executive management team.

          In January 1998, the Company identified a Year 2000 Project Team, with members representing all significant areas of the Company's business operations. An initial study of the Company's capabilities and needs was completed, and awareness of Year 2000 issues was established across the Company's management team. The Company retained DMR Consulting Group ("DMR") to help the Project Team coordinate the initial phases of the Year 2000 project. DMR established a project office at the Company's offices and met regularly with members of the Project Team during the first three quarters of 1998 to coordinate overall project needs. DMR completed substantially all of its services for the Company during the fourth quarter of 1998 and no longer maintains an on-site project office.

          The Year 2000 Project Team continues to focus on addressing the impact of the Year 2000 problem on the Company's telecommunications network, internal information systems and business operations generally. Fourteen individual business unit teams have been established, each having responsibility to address Year 2000 issues within the business units, but with direct reporting to and coordination with the Company's Year 2000 Project Team. The Year 2000 Project Team is implementing an overall compliance process consisting of four phases: (1) Inventory; (2) Assessment; (3) Remediation/Replacement; and
(4) Testing.

          The Company has completed the inventory and assessment phases of the Year 2000 project. The Company estimates that as of March 1, 1999, remediation and replacement efforts company-wide were 90% complete. The testing phase is also well underway. The Company expects testing to continue throughout 1999 as the functionality and interoperability of systems and devices is checked and rechecked.

          The Year 2000 Project Team has created a test lab for validating internal information systems, including all management information systems, billing functions and financial systems. The Company supplements this test data with Year 2000 compliance inquiries to application vendors. The Company writes very little original software code, typically purchasing third-party software for its major business applications. Routine upgrades of systems pursuant to maintenance agreements have enhanced the progress of the Company's Year 2000 project effort.

          A significant aspect of the Company's Year 2000 project focuses on local and long-distance service delivery, network access and network interoperability. The Company identified its critical system and network component suppliers during the inventory and assessment process. The Company has continuously communicated with these critical suppliers through correspondence, and in many instances through direct contact, to obtain reliable information regarding the Year 2000 readiness of key system hardware and software components. This information is updated regularly so that the Project Team remains aware of any status changes. In addition, the Company participates in important telecommunications forums, such as the United States Telephone Association and the Alliance for Telecommunications Industry Solutions ("ATIS"), both of which are devoting significant attention to the Year 2000 problem in the telecommunications industry. Interoperability testing information generated by the ATIS' National Testing Committee, of which the Company is a member, is an important aspect of the Company's effort to maintain the integrity of its network, and its ability to interconnect with other systems. Although the Company is not independently testing network system hardware and software components for Year 2000 readiness, the Company believes that reliance on testing information generated by vendors and the ATIS' National Testing Committee is appropriate.

          Another component of the Company's business is the sale of advanced business systems, such as voice mail systems and PBX switches, as an authorized distributor for several manufacturers. The Company has been proactive in communicating with customers who have purchased advanced business systems from the Company to distribute Year 2000 readiness information made available by the manufacturers of those systems.

          The Company believes that it is implementing a sound plan that anticipates and resolves potential Year 2000 issues in a timely manner. The Company estimates that its critical business applications, network systems and components will be Year 2000 ready by June 1999, although the Company plans to continue testing and coordination with other network and system operators throughout the year.

          The Company has existing standard contingency plans in place for handling outages and other emergencies; however, the Company is in the process of supplementing its existing
                                       28
contingency plans and developing additional contingency plans to address the potential impact of Year 2000 problems on its network and information systems. The Company has targeted June 1999 for completion of additional contingency plans.

          In 1998, out-of-pocket expenses for the Year 2000 project were approximately $500,000. The Company has budgeted an additional $500,000 for completion of the Year 2000 project effort during 1999. The cost of the Year 2000 project has been favorably affected by the impact of routine yearly maintenance agreements with application and component vendors.

          Failure to accurately assess or remedy the Company's Year 2000 issues prior to the end of 1999, including failure of third parties on whom the Company depends, could significantly disrupt the Company's business and materially adversely affect the Company's financial condition, liquidity and business operations. A majority of the Company's services rely heavily on technology that could cease to operate, or could operate much less efficiently, if affected by the Year 2000 problem. In addition, Year 2000-related problems could lead to potential third-party claims, the impact of which cannot be estimated reliably.

FORWARD-LOOKING STATEMENTS

          The foregoing discussion contains forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

          Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Company's ability to respond effectively to the sweeping changes in industry conditions created by the Telecom Act, and related state and federal legislation and regulations, (2) the Company's ability to successfully manage the Rate Plan, (3) the Company's ability to recover the substantial costs to be incurred in connection with the implementation of its PCS business, (4) the Company's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (5) the Company's ability to effectively manage rapid changes in technology, (6) whether the Company can effectively respond to the actions of its competitors and (7) whether the Company can successfully and timely implement its Year 2000 plan.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The Company has outstanding an unsecured credit facility for $60 million with First Union National Bank, as Administrative Agent. There was $20 million outstanding under the FUNB Credit Facility as of December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources."

          Pursuant to the terms of the FUNB Credit Facility, the interest rate on borrowed funds is variable based on three-month LIBOR. Therefore, if interest rates increase generally, the rate paid by the Company under the FUNB Credit Facility will increase; likewise, if interest rates fall generally, the Company's rate will fall. On March 5, 1999, the Company entered into an interest rate swap transaction with First Union Capital Markets to establish a fixed rate of interest on $10 million of the outstanding principal under the FUNB Credit Facility at December 31, 1998. The interest rate swap will protect the Company, to the extent of $10 million of outstanding principal amount, against an upward movement in interest rates, but subjects the Company to higher interest costs if interest rates decline. The Company believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the financial condition or operations of the Company.

Item 8.             Financial Statements and Supplementary Data

          The Consolidated Financial Statements of the Company, the financial statement schedules required to be filed herewith and the Report of Independent Public Accountants thereon are incorporated by reference to the Company's 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.
                                    PART III

Item 10. Directors and Executive Officers of the Company

          The information called by Item 10 with respect to directors and
Section 16 matters is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. Executive Compensation

          The information called for by Item 11 is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors - Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," respectively, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information called for by Item 12 is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

          The information called for by Item 13 is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       Documents filed as part of this report

          (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are incorporated herein by reference to the Company's 1999 Annual Report:

                             o         Consolidated balance sheets as of December 31, 1998 and 1997

                             o         Consolidated statements of income for the years ended
                                       December 31, 1998, 1997, and 1996

                             o         Consolidated statements of cash flows for the years ended
                                       December 31, 1998, 1997, and 1996

                             o         Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997, and 1996

                             o         Consolidated statements of comprehensive income for the years ended
                                       December 31, 1998, 1997 and 1996

                             o         Notes to consolidated financial statements for the years ended
                                       December 31, 1998, 1997, and 1996

                             o         Report of Independent Public Accountants

          (2) Consolidated Financial Statement Schedules: The following financial statement schedule, together with the report thereon of independent auditors, is incorporated herein by reference to the Company's 1999 Annual Report:

                             o         Schedule II - Valuation and Qualifying Accounts

                    Other schedules are omitted because the required information is included in the financial statements or is not applicable.

          (3) Financial Statements of Palmetto MobileNet, L.P. (To be filed as an amendment to this Report on Form 10-K.)

          (4) The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Report.

(b)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

(c)       Exhibits
          See (a)(4), above.

(d)       Financial statement schedules See (a)(2), above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CT COMMUNICATIONS, INC.


                                By:   /s/ Michael R. Coltrane
                                      Michael R. Coltrane
                                      President and Chief
                                      Executive Officer

                                Date: March 26, 1999


                                      /s/ Barry R. Rubens
                                      Barry R. Rubens
                                      Senior Vice President, Treasurer and Chief
                                      Financial Officer
                                      (Principal Financial and Principal
                                      Accounting Officer)

                                Date: March 26, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

            Signature                                                       Title                                          Date


/s/ L.D. Coltrane III                                                 Chairman of the Board                          March 26, 1999
L.D. Coltrane III                                                     and Director



/s/ Michael R. Coltrane                                               President, Chief Executive                     March 26, 1999
Michael R. Coltrane                                                   Officer and Director
                                                                      (Principal Executive Officer)



/s/ John R. Boger, Jr.                                                Director                                       March 26, 1999
John R. Boger, Jr.



           Signature                                                       Title                                           Date
           ---------                                                       -----                                           ----






/s/ O. Charlie Chewning                                               Director                                       March 26, 1999
O. Charlie Chewning



/s/ William A. Coley                                                  Director                                       March 26, 1999
William A. Coley



/s/ Samuel E. Leftwich                                                Director                                       March 26, 1999
Samuel E. Leftwich



/s/ Jerry H. McClellan                                                Director                                       March 26, 1999
Jerry H. McClellan



/s/ Ben F. Mynatt                                                     Director                                       March 26, 1999
Ben F. Mynatt



/s/ Phil W. Widenhouse                                                Director                                       March 26, 1999
Phil W. Widenhouse



                                                       INDEX TO EXHIBITS

Exhibit No.                                               Description

       3.1              Articles of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A filed on
                        January 28, 1999.)

       3.2              Bylaws of the Company, as amended.

       4.2              Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between the Company and First Union National
                        Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-A
                        filed on January 28, 1999).

       4.3 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration
                        Statement on Form 8-A filed on January 28, 1999.)

       4.4              Credit Agreement, dated as of December 31, 1998, by and among the Company, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and
                        First Union National Bank, as administrative agent.

       4.5              The Company has certain long-term debt, but has not filed the instruments evidencing such debt as part of Exhibit 4 because such instruments do not authorize the issuance of debt exceeding 10% of the total consolidated assets of the
                        Company.  The Company agrees to furnish a copy of such instruments to the
                        Commission upon request.

      10.1              BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994.
                        (Incorporated by reference to Exhibit 10(h) to the Company's Amendment No. 1 to
                        Annual Report Form 10-K/A dated July 14, 1995.)

      10.2              Limited Liability Company Agreement of Wireless One of North Carolina, L.L.C.
                        dated October 10, 1995 by and among CT Wireless Cable, Inc., Wireless One, Inc.
                        and O. Gene Gabbard.  (Incorporated by reference to Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K dated March 31, 1997.)

      10.3              1989 Executive Stock Option Plan dated April 26, 1989.  (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report Form 10-K dated
                        March 29, 1994.)*

      10.4              Comprehensive Stock Option Plan dated April 27, 1995.  (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8
                        (No. 33-59645) dated May 26, 1995.)*

      10.5              Employee Stock Purchase Plan dated April 27, 1995.  (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 33-
                        59643) dated May 26, 1995.)*




Exhibit No.                                                    Description


      10.6              Restricted Stock Award Program dated April 27, 1995.  (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 33-
                        59641) dated May 26, 1995.)*

      10.7              Omnibus Stock Compensation Plan dated April 24, 1997.  (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated
                        April 9, 1998).*

      10.8              1997 Employee Stock Purchase Plan dated April 24, 1997.  (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K dated
                        April 9, 1998).*

      10.9              Change in Control Agreement, dated October 1, 1997, between the Company and
                        Michael R. Coltrane.  (Incorporated by reference to Exhibit 10.12 to the
                        Company's Annual Report on Form 10-K dated April 9, 1998).*

      10.10             Change in Control Agreement, dated October 1, 1997, between the Company and
                        Barry R. Rubens.  (Incorporated by reference to Exhibit 10.13 to the Company's
                        Annual Report on Form 10-K dated April 9, 1998).*

      10.11             Change in Control Agreement, dated October 1, 1997, between the Company and
                        Nicholas L. Kottyan.  (Incorporated by reference to Exhibit 10.14 to the
                        Company's Annual Report on Form 10-K dated April 9, 1998).*

      10.12             Change in Control Agreement, dated October 1, 1997, between the Company and
                        Thomas A. Norman.  (Incorporated by reference to Exhibit 10.15 to the
                        Company's Annual Report on Form 10-K dated April 9, 1998).*

      10.13             Change in Control Agreement, dated October 1, 1997, between the Company and
                        Catherine A. Duda.  (Incorporated by reference to Exhibit 10.16 to the Company's
                        Annual Report on Form 10-K dated April 9, 1998).*

      10.14             Change in Control Agreement, dated as of June 22, 1998, between the Company and Richard L. Garner, Jr.*

      10.15             Change in Control Agreement, dated as of December 12, 1998, between the
                        Company and Michael R. Nash.*

      10.16             Change in Control Agreement, dated as of December 30, 1998, between the
                        Company and Charlotte S. Walsh.*

      10.17             Form of Supplemental Executive Retirement Plan, dated June 27, 1997.
                        (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
                        Form 10-K dated April 9, 1998).*

      10.18             Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., the
                        Company and Ellerbe Telephone Co., dated as of January 1, 1998.  (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K
                        dated April 9, 1998).




Exhibit No.                                                    Description


      10.19             Separation Agreement and Release, dated as of January 18, 1999, between the
                        Company and Nicholas L. Kottyan.

      10.20             Employment Agreement, dated September 10, 1998, among the Company, CT
                        Global Telecommunications, Inc. and Thomas A. Norman.

      21                Subsidiaries of the Company.

      23                Consent of KPMG LLP.

      27                Financial Data Schedule.

----------
*         Indicates management contract or compensatory plan required to be filed as an Exhibit.