Form 10-K/A
period 1998-12-31
CT COMMUNICATIONS INC /NC
filed 1999-05-13
CIK 23259

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

                         Commission File Number: 0-19179

                             CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                             56-1837282
     (State or other jurisdiction of            (I.R.S. Employer Identification
      incorporation or organization                         Number)

         68 CABARRUS AVENUE, EAST, CONCORD, NORTH CAROLINA          28025
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
                         RIGHTS TO PURCHASE COMMON STOCK

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---        ---

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

                              Documents Incorporated by Reference
                                             NONE

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        In Section (a)(3) of Item 14, the parenthetical is deleted and the financial statements of Palmetto MobileNet, L.P. are filed herewith. The financial statements of CT Communications, Inc. also are filed herewith, rather than incorporated by reference as with the Form 10-K previously filed. Item 14, as amended, is set forth below. In addition, Exhibit 23.1 has been added to include the consent of KPMG LLP.

(a)     Documents filed as part of this report

        (1) Financial Statements of CT Communications, Inc.: The following financial statements, together with the report thereon of independent auditors, are filed herewith:

                                                                                         Page

               o      Consolidated balance sheets as of December 31, 1998 and 1997       F-1

               o      Consolidated statements of income for the years ended              F-3
                      December 31, 1998, 1997, and 1996

               o      Consolidated statements of cash flows for the years ended          F-4
                      December 31, 1998, 1997, and 1996

               o      Consolidated statements of stockholders' equity for the years      F-5
                      ended December 31, 1998, 1997, and 1996

               o      Consolidated statements of comprehensive income for the            F-7
                      years ended December 31, 1998, 1997 and 1996

               o      Notes to consolidated financial statements for the years ended     F-8
                      December 31, 1998, 1997, and 1996

               o      Report of Independent Public Accountants                           F-23

        (2) Consolidated Financial Statement Schedules: The following financial statement schedule, together with the report thereon of independent auditors, is filed herewith:

               o      Schedule II - Valuation and Qualifying Accounts                    F-24

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


                                    CT COMMUNICATIONS, INC.


                                    By:    /s/ MICHAEL R. COLTRANE
                                           ______________________________
                                           Michael R. Coltrane
                                           President and Chief
                                           Executive Officer

                                           Date: May 12, 1999


                                           /s/ BARRY R. RUBENS
                                           ______________________________
                                           Barry R. Rubens
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and Principal
                                           Accounting Officer)

                                           Date: May 12, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                              Title                        Date

/s/ L.D. COLTRANE III
-------------------------                 Chairman of the Board              May 12, 1999
L.D. Coltrane, III                        and Director



/s/ MICHAEL R. COLTRANE
-------------------------                 President, Chief Executive         May 12, 1999
Michael R. Coltrane                       Officer and Director
                                          (Principal Executive Officer)

/s/ JOHN R. BOGER, JR.
-------------------------                 Director                           May 12, 1999
John R. Boger, Jr.





               Signature                              Title                        Date



/s/ O. CHARLIE CHEWNING, JR.
----------------------------              Director                           May 12, 1999
O. Charlie Chewning, Jr.


/s/ WILLIAM A. COLEY
-------------------------                 Director                           May 12, 1999
William A. Coley


/s/ SAMUEL E. LEFTWICH
-------------------------                 Director                           May 12, 1999
Samuel E. Leftwich


/s/ JERRY H. MCCLELLAN
-------------------------                 Director                           May 12, 1999
Jerry H. McClellan



-------------------------                 Director                           _________, 1999
Ben F. Mynatt


/s/ PHIL W. WIDENHOUSE
-------------------------                 Director                           May 12, 1999
Phil W. Widenhouse

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Financial Statements and Schedules

                        December 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Financial Statements Index

                        December 31, 1998, 1997 and 1996


(1)    Consolidated Financial Statements

       The following financial statements, together with independent auditors' report thereon, are included:

       o      Independent Auditors' Report                                                              F - 2

       o      Consolidated balance sheets as of December 31, 1998 and 1997                         F - 3 and F - 4

       o      Consolidated statements of income for the years ended
              December 31, 1998, 1997, and 1996                                                         F - 5

       o      Consolidated statements of comprehensive income for the years
              ended December 31, 1998, 1997 and 1996                                                     F-6

       o      Consolidated statements of stockholders' equity for the years ended
              December 31, 1998, 1997, and 1996                                                    F - 7 and F - 8

       o      Consolidated statements of cash flows for the years ended
              December 31, 1998, 1997, and 1996                                                         F - 9

       o      Notes to consolidated financial statements for the years ended
              December 31, 1998, 1997, and 1996                                                   F - 10 to F - 36

(2)    Consolidated Financial Statement Schedules

       The following financial statement schedule is included:

       o      Schedule II - Valuation and Qualifying Accounts                                          F - 37

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Charlotte, North Carolina
March 5, 1999

                                     CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                           Consolidated Balance Sheets

                                            December 31, 1998 and 1997
                                                                                           1998                   1997
                                                                                    -------------------    -------------------
                                        Assets

Current assets:
    Cash and cash equivalents                                                   $          2,807,887                   --
    Short-term investments                                                                   116,681                168,979
    Accounts receivable, net of allowance for doubtful
       accounts of $107,500 and $100,000 in 1998 and 1997                                 12,210,952              8,842,922
    Notes receivable                                                                       1,513,500              1,810,500
    Other accounts receivable                                                              1,067,163                   --
    Materials and supplies                                                                 2,331,957              2,696,432
    Deferred income taxes                                                                  1,051,855              1,545,470
    Prepaid expenses and other assets                                                      1,583,232                950,254
                                                                                    -------------------    -------------------

                Total current assets                                                      22,683,227             16,014,557
                                                                                    -------------------    -------------------

Investment securities                                                                     24,666,211             14,624,757
Investments in affiliates                                                                 29,789,794             29,550,326

Property, plant, and equipment:
    Telephone plant in service:
       Land, buildings, and general equipment                                             35,676,763             28,730,045
       Central office equipment                                                           70,787,607             64,227,829
       Poles, wires, cables and conduit                                                   87,587,101             80,143,917
       Construction in progress                                                              449,946                277,070
                                                                                    -------------------    -------------------
                                                                                         194,501,417            173,378,861
       Less accumulated depreciation                                                      94,329,834             86,229,072
                                                                                    -------------------    -------------------

                Net property, plant, and equipment                                       100,171,583             87,149,789
                                                                                    -------------------    -------------------

Intangibles, net                                                                           6,323,543                    --


















                 Total Assets                                                       $        183,634,358            147,339,429
                                                                                        ===================    ===================

    See accompanying notes to consolidated financial statements.


                                                                                  1998                   1997
                                                                           -------------------    -------------------
                 Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt and redeemable
       preferred stock                                                 $             12,500                632,500
    Accounts payable                                                              8,597,391              9,697,000
    Customer deposits and advance billings                                        1,892,506              1,591,284
    Accrued payroll                                                               2,584,993              1,304,573
    Income taxes payable                                                            400,736                992,750
    Accrued pension cost                                                          1,411,430              1,970,956
    Other accrued liabilities                                                     1,795,533              1,428,372
                                                                           -------------------    -------------------
                Total current liabilities                                        16,695,089             17,617,435
                                                                           -------------------    -------------------

Long-term debt                                                                   20,000,000             11,239,000
                                                                           -------------------    -------------------

Deferred credits and other liabilities:
    Deferred income taxes                                                        14,688,095              7,497,167
    Investment tax credits                                                          804,195                919,080
    Postretirement benefits other than pension                                   10,549,204             10,026,128
    Other                                                                         1,189,587              1,573,668
                                                                           -------------------    -------------------
                                                                                 27,231,081             20,016,043
                                                                           -------------------    -------------------
Redeemable preferred stock:  4.8% series; authorized 5,000
    shares; issued and outstanding 1,375 and 1,500 shares in
    1998 and 1997, respectively                                                     125,000                137,500
                                                                           -------------------    -------------------

                Total liabilities                                                64,051,170             49,009,978
                                                                           -------------------    -------------------

Minority interest                                                                       --                1,360,998

Stockholders' equity:
    Preferred stock not subject to mandatory redemption:
       5% series, $100 par value; 3,440 and 3,631 shares
          outstanding in 1998 and 1997, respectively                                344,000                363,100
       4.5% series, $100 par value; 628 and 1,218 shares
          outstanding in 1998 and 1997, respectively                                 62,800                121,800
    Common stock:
       9,300,769 and 9,090,531 shares outstanding in
          1998 and 1997, respectively                                            35,748,327             29,040,745
    Other capital                                                                   298,083                298,083
    Deferred compensation                                                          (697,338)              (817,903)
    Other accumulated comprehensive income                                       13,100,748              6,169,443
    Retained earnings                                                            70,726,568             61,793,185
                                                                           -------------------    -------------------
                Total stockholders' equity                                      119,583,188             96,968,453

Contingency
                                                                           -------------------    -------------------



                Total Liabilities and Stockholders' Equity             $        183,634,358            147,339,429
                                                                           ===================    ===================

           See accompanying notes to consolidated financial statements.

                                          CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                             Consolidated Statements of Income

                                       Years ended December 31, 1998, 1997, and 1996


                                                                   1998                    1997                   1996
                                                            --------------------    --------------------    -----------------
Operating revenues:
    Local service                                       $          35,661,398              29,197,401           24,715,038
    Access and toll service                                        36,633,993              34,877,748           31,653,259
    Other and unregulated                                          19,863,750              14,790,122           11,008,784
    Less:  provision for uncollectible accounts                      (433,747)               (381,757)            (323,075)
                                                            --------------------    --------------------    -----------------
          Total operating revenues                                 91,725,394              78,483,514           67,054,006
                                                            --------------------    --------------------    -----------------

Operating expenses:
    Plant specific                                                 28,524,416              25,087,883           20,026,094
    Depreciation and amortization                                  12,840,561               9,612,085           10,104,802
    Customer operations                                            12,974,115              10,041,876           11,224,067
    Corporate operations                                           15,933,322              12,628,528            9,995,004
    Expense related to early retirement plan                             --                 1,020,000                 --
                                                            --------------------    --------------------    -----------------
          Total operating expenses                                 70,272,414              58,390,372           51,349,967
                                                            --------------------    --------------------    -----------------

          Net operating revenues                                   21,452,980              20,093,142           15,704,039
                                                            --------------------    --------------------    -----------------

Other income (expenses):
    Equity in income of affiliates, net                               431,088                 130,637            1,801,952
    Interest, dividend income and gain on sale
       of investments                                               1,916,446                 261,459              244,213
    Other expenses, principally interest                           (1,491,635)               (985,275)            (705,112)
                                                            --------------------    --------------------    -----------------
          Total other income (expenses)                               855,899                (593,179)           1,341,053
                                                            --------------------    --------------------    -----------------

          Income before income taxes and
            extraordinary item                                     22,308,879              19,499,963           17,045,092

Income taxes                                                        8,926,469               7,898,159            6,583,671
                                                            --------------------    --------------------    -----------------

          Net income before extraordinary item                     13,382,410              11,601,804           10,461,421

Extraordinary item - discontinuance of SFAS 71, net of
    income taxes of $1,493,312                                           --                 2,239,045                 --
                                                            --------------------    --------------------    -----------------

          Net income after extraordinary item                      13,382,410              13,840,849           10,461,421

Dividends on preferred stock                                           28,457                  73,073               92,535
                                                            --------------------    --------------------    -----------------

Earnings for common stock                                          13,353,953              13,767,776           10,368,886
                                                            ====================    ====================    =================

Basic earnings per common share:
    Earnings before extraordinary item                                   1.45                    1.27                 1.15
                                                            ====================    ====================    =================
    Extraordinary item                                                   --                      0.25                 --
                                                            ====================    ====================    =================
    Earnings per common share                                            1.45                    1.52                 1.15
                                                            ====================    ====================    =================

Diluted earnings per common share:
    Earnings before extraordinary item                                   1.44                    1.26                 1.14
                                                            ====================    ====================    =================
    Extraordinary item                                                   --                      0.25                 --
                                                            ====================    ====================    =================
    Earnings per common share                           $                1.44                    1.51                 1.14
                                                            ====================    ====================    =================

Basic weighted average shares outstanding                           9,227,016               9,076,211            9,051,731
                                                            ====================    ====================    =================

Diluted weighted average shares outstanding                         9,276,504               9,111,439            9,078,385
                                                            ====================    ====================    =================

See accompanying notes to consolidated financial statements.


                                   CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                Consolidated Statements of Comprehensive Income

                                 Years ended December 31, 1998, 1997, and 1996


                                                                1998               1997               1996
                                                           ---------------    ---------------     --------------
Net income after extraordinary item                    $     13,382,410         13,840,849         10,461,421

Other comprehensive income, net of tax
    Unrealized holding gains (losses) on
       available-for-sale securities                          6,931,305          5,974,024           (1,001,347)
                                                           ---------------    ---------------     --------------

Comprehensive income                                   $     20,313,715         19,814,873          9,460,074
                                                           ===============    ===============     ==============

              See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996



                                                         5% Series           4.5% Series           Discount
                                                         Preferred            Preferred              of 5%               Common
                                                           Stock                Stock              Preferred             Stock
                                                      -----------------     ---------------     ----------------    ----------------
Balances at December 31, 1995                       $      1,508,700             200,000                (16,059)        27,135,871

Net income                                                      --                  --                   --                   --
Issuance of 14,136 shares of
    common stock                                                --                  --                   --                262,343
Dividends declared:
    5% preferred                                                --                  --                   --                   --
    4.8% preferred                                              --                  --                   --                   --
    4.5% preferred                                              --                  --                   --                   --
    Common                                                      --                  --                   --                   --
Tax benefit from exercise of stock options                      --                  --                   --                   --
Other comprehensive income                                      --                  --                   --                   --
Unearned compensation related to the
    granting of 8,548 shares of restricted
    common stock, net of $25,172
    earned during the year                                      --                  --                   --                   --
                                                      -----------------     ---------------     ----------------    ----------------

Balances at December 31, 1996                              1,508,700             200,000                (16,059)        27,398,214
                                                      -----------------     ---------------     ----------------    ----------------

                                                                                   Other                             Total
                                                     Other      Unearned        Comprehensive       Retained     Stockholders'
                                                     Capital  Compensation        Income           Earnings         Equity
                                                    --------- -------------   ---------------  --------------   --------------
Balances at December 31, 1995                       298,083        (60,752)       1,196,766       46,010,093        76,272,702

Net income                                             --           --                 --         10,461,421        10,461,421
Issuance of 14,136 shares of
    common stock                                       --           --                 --               --             262,343
Dividends declared:
    5% preferred                                       --           --                 --            (75,435)          (75,435)
    4.8% preferred                                     --           --                 --             (8,100)           (8,100)
    4.5% preferred                                     --           --                 --             (9,000)           (9,000)
    Common                                             --           --                 --         (4,133,092)       (4,133,092)
Tax benefit from exercise of stock options             --           --                 --             14,126            14,126
Other comprehensive income                             --           --             (1,001,347)          --          (1,001,347)
Unearned compensation related to the
    granting of 8,548 shares of restricted
    common stock, net of $25,172
    earned during the year                             --         (127,303)            --               --            (127,303)
                                                    --------- -------------   ----------------   --------------  ----------------
Balances at December 31, 1996                       298,083       (188,055)         195,419       52,260,013        81,656,315
                                                    --------- -------------   ----------------   --------------  ----------------


          See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996



                                                        5% Series           4.5% Series           Discount
                                                        Preferred            Preferred              of 5%               Common
                                                          Stock                Stock              Preferred             Stock
                                                     -----------------     ---------------     ----------------    -----------------
Net income                                                     --                  --                   --                   --
Issuance of 53,076 shares of
    common stock                                               --                  --                   --              1,412,339
Issuance of stock options                                      --                  --                   --                 74,279
Repurchases of shares:
    11,456 shares of 5% preferred                          (1,145,600)             --                 16,059              362,039
    782 shares of 4.5% preferred                               --                 (78,200)              --                 46,920
    9,090 shares of common                                     --                  --                   --               (253,046)
Dividends declared:
    5% preferred                                               --                  --                   --                   --
    4.8% preferred                                             --                  --                   --                   --
    4.5% preferred                                             --                  --                   --                   --
    Common                                                     --                  --                   --                   --
Other comprehensive income                                     --                  --                   --                   --
Unearned compensation related to the
    granting of 27,476 shares of restricted
    common stock, net of $140,931
    earned during the year                                     --                  --                   --                   --
                                                     -----------------     ---------------     ----------------    -----------------
Balances at December 31, 1997                               363,100             121,800                 --             29,040,745
                                                     -----------------     ---------------     ----------------    -----------------

Net income                                                     --                  --                   --                   --
Issuance of 205,488 shares of
    common stock                                               --                  --                   --              6,559,335
Issuance of stock options                                      --                  --                   --                425,619
Repurchases of shares:
    191 shares of 5% preferred                                (19,100)             --                   --                  3,079
    590 shares of 4.5% preferred                               --                 (59,000)              --                 27,824
    9,570 shares of common                                     --                  --                   --                 (308,275)
Dividends declared:
    5% preferred                                               --                  --                   --                   --
    4.8% preferred                                             --                  --                   --                   --
    4.5% preferred                                             --                  --                   --                   --
    Common                                                     --                  --                   --                   --
Other comprehensive income                                     --                  --                   --                   --
Unearned compensation related to the
    granting of 8,084 shares of restricted
    common stock, net of $385,316
    earned during the year                                     --                  --                   --                   --
                                                     -----------------     ---------------     ----------------    -----------------

Balances at December 31, 1998                    $          344,000              62,800                 --             35,748,327
                                                     =================     ===============     ================    =================

                                                                                 Other                                Total
                                                  Other          Unearned    Comprehensive          Retained      Stockholders'
                                                 Capital       Compensation     Income              Earnings          Equity
                                              -------------   -------------- --------------    --------------   ----------------
Net income                                          --               --             --          13,840,849         13,840,849
Issuance of 53,076 shares of
    common stock                                    --               --             --                --            1,412,339
Issuance of stock options                           --               --             --                --               74,279
Repurchases of shares:
    11,456 shares of 5% preferred                   --               --             --                --             (767,502)
    782 shares of 4.5% preferred                    --               --             --                --              (31,280)
    9,090 shares of common                          --               --             --                --             (253,046)
Dividends declared:
    5% preferred                                    --               --             --             (56,298)           (56,298)
    4.8% preferred                                  --               --             --              (7,775)            (7,775)
    4.5% preferred                                  --               --             --              (9,000)            (9,000)
    Common                                          --               --             --          (4,234,604)        (4,234,604)
Other comprehensive income                          --               --        5,974,024              --            5,974,024
Unearned compensation related to the
    granting of 27,476 shares of restricted
    common stock, net of $140,931
    earned during the year                          --             (629,848)        --                --               (629,848)
                                              -------------   -------------- --------------    --------------   ----------------
Balances at December 31, 1997                    298,083           (817,903)   6,169,443        61,793,185         96,968,453
                                              -------------   -------------- --------------    --------------   ----------------

Net income                                          --               --             --          13,382,410         13,382,410
Issuance of 205,488 shares of
    common stock                                    --               --             --                --            6,559,335
Issuance of stock options                           --               --             --                --              425,619
Repurchases of shares:
    191 shares of 5% preferred                      --               --             --                --              (16,021)
    590 shares of 4.5% preferred                    --               --             --                --              (31,176)
    9,570 shares of common                          --               --             --                --             (308,275)
Dividends declared:
    5% preferred                                    --               --             --             (19,398)           (19,398)
    4.8% preferred                                  --               --             --              (5,382)            (5,382)
    4.5% preferred                                  --               --             --              (3,677)            (3,677)
    Common                                          --               --             --          (4,420,570)        (4,420,570)
Other comprehensive income                          --               --        6,931,305              --            6,931,305
Unearned compensation related to the
    granting of 8,084 shares of restricted
    common stock, net of $385,316
    earned during the year                          --            120,565           --                --              120,565
                                              -------------   -------------- --------------    --------------   ----------------

Balances at December 31, 1998                    298,083           (697,338)  13,100,748        70,726,568        119,583,188
                                              =============   ============== ==============    ==============   ================

             See accompanying notes to consolidated financial statements.

                                              CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                               Consolidated Statements of Cash Flows

                                           Years ended December 31, 1998, 1997, and 1996


                                                                            1998             1997             1996
                                                                        ------------     -----------     ------------
Cash flows from operating activities:
    Net income                                                          $ 13,382,410      13,840,849      10,461,421
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Extraordinary item                                                         --      (2,239,045)             --
       Depreciation and amortization                                      12,840,561       9,612,085      10,104,802
       Postretirement benefits                                               523,076         603,555       1,317,608
       Loss (gain) on sale of investment securities                       (1,113,546)         23,667          75,667
       Undistributed income of affiliates                                   (431,088)       (130,637)     (1,801,952)
       Deferred income taxes and tax credits                               4,138,338        (589,093)         31,700
       Changes in operating assets and liabilities, net of effects of acquisitions in 1998:
             Accounts and notes receivable                                (4,306,651)     (1,228,185)      1,263,961
             Materials and supplies                                          364,475         163,682      (1,056,695)
             Other current assets                                           (402,502)       (473,480)         56,611
             Accounts payable                                             (1,519,073)     (1,565,023)      1,109,877
             Customer deposits and advance billings                           83,531         319,722         190,789
             Accrued liabilities                                             703,974       1,878,013         525,529
             Refundable income taxes                                              --          14,736         161,492
             Income taxes payable                                           (592,014)        992,750              --
                                                                    ------------------------------------------------
                Net cash provided by operating activities                 23,671,491      21,223,596      22,440,810
                                                                    ------------------------------------------------

Cash flows from investing activities:
    Capital expenditures, net                                            (24,789,296)    (21,573,658)    (24,118,712)
    Purchases of investments in affiliates                                (4,375,949)    (11,148,674)     (4,263,200)
    Purchases of investment securities                                      (100,919)       (356,268)     (1,067,060)
    Proceeds from sale of investment securities                            1,473,727       2,306,812       4,606,652
    Maturities of investment securities                                      216,240         476,487       2,751,739
    Partnership capital distribution                                       3,609,252       4,229,675       1,965,792
    Notes receivable collections, net                                       (503,000)     (1,810,500)             --
                                                                    ------------------------------------------------
                Net cash used in investing activities                    (24,469,945)    (27,876,126)    (20,124,789)
                                                                    ------------------------------------------------

Cash flows from financing activities:
    Repayment of long-term debt                                          (21,281,889)     (2,215,000)       (640,000)
    Proceeds from new debt                                                29,422,889      10,000,000              --
    Redemption of preferred stock                                            (12,500)        (12,500)        (12,500)
    Dividends paid                                                        (4,449,027)     (4,307,677)     (4,225,627)
    Repurchases of common and preferred stock                               (385,863)     (1,067,468)             --
    Proceeds from common stock issuances                                     312,731         643,600         109,869
    Minority interest                                                             --       1,360,998              --
    Other                                                                         --          87,879        (136,269)
                                                                    ------------------------------------------------
                Net cash provided by (used in) financing activities        3,606,341       4,489,832      (4,904,527)
                                                                    ------------------------------------------------

Net (decrease) increase in cash and cash equivalents                       2,807,887      (2,162,698)     (2,588,506)

Cash and cash equivalents - beginning of year                                     --       2,162,698       4,751,204
                                                                    ------------------------------------------------
Cash and cash equivalents - end of year                                 $  2,807,887              --       2,162,698
                                                                    ================================================
Supplemental cash flow information:
    Cash paid for income taxes                                             4,827,202       7,912,449       6,474,267
    Cash paid for interest                                                 1,093,473         390,735         310,099



See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

              These consolidated financial statements include the accounts of CT Communications, Inc. (the Company), a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company ("CTC"), CTC Long Distance Services, Inc. ("CTC LDS"), CT Cellular, Inc., Carolina Personal Communications, Inc. (dba "CT Wireless, Inc."), CT Wireless Cable, Inc., CTC Exchange Services, Inc., CT Global Telecommunications, Inc. ("CTGT"), CT Communications Northeast Trust, and CTC Internet Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

              CT Communications, Inc. and subsidiaries operate entirely in the communications industry. Concord Telephone, the Company's principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTC LDS. CT Cellular owns and accounts for investments in two general partnerships which provide cellular mobile telephone services to various counties in North and South Carolina. CT Wireless, which began operations in 1996, accounts for the retail operations and services provided in relation to personal communications services, a new wireless telecommunications system which includes voice, data interface and paging. CT wireless Cable, which was established in 1996, accounts for an investment in Wireless One of North Carolina, LLC, which participates in the wireless cable television market in North Carolina. CTC Exchange Services, which was established in 1997, was formed to provide competitive local telephone service in North Carolina. CT Global, which became a subsidiary in 1997, was formed to build telecommunications networks outside of the United States. CT Communications Northeast Trust was formed in 1998 to hold the Company's investment securities and investments in affiliates. CTC Internet Services, Inc., which was established in 1998 as a result of the Company's acquisition of G.A. Technologies, doing business as Vnet (note 5), was formed to provide internet services to customers in North Carolina.

              Effective April 1, 1997, the Company discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." See
              note 14 for further discussion of the impacts of discontinuance of SFAS No. 71.

       (B)    RECLASSIFICATIONS

              In certain instances, amounts previously reported in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       (C)    PROPERTY, PLANT AND EQUIPMENT

              Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits, administrative, and general cost.

              Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

              Prior to the Company's discontinued applications of SFAS No. 71 on April 1, 1997 (see note 14), depreciation on telephone plant in service was provided on a straight-line basis using composite rates acceptable to the regulatory authorities. During 1996, under authority of the North Carolina Utilities Commission (the Commission), the Company recorded additional amortization relating to certain telephone plant accounts. Such "special amortization", as approved by the Commission, increased the Company's total depreciation and amortization expense and related accumulated depreciation by $574,363 in 1996.

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

              See note 14 for a discussion of SFAS No. 71 and its effect on property, plant and equipment.

       (D)    INVESTMENT SECURITIES

              Investment securities at December 31, 1998 and 1997 consist of state, county and municipal debt securities, and corporate equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

              Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

              At December 31, 1998 and 1997, all securities are classified as available-for-sale securities.

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

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       (I)    INTANGIBLES

              Intangibles consist primarily of goodwill representing the excess of the purchase price of Vnet and tarheel.net (note 5) over the fair value of the net assets acquired. Goodwill is amortized using the straight line method over 10 years. Amortization expense and accumulated amortization at December 31, 1998 amounted to $483,770.

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

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       (N)    RECENT ACCOUNTING PRONOUNCEMENTS

              On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. Items considered to be other comprehensive income include adjustments made for unrealized holding gains and losses on available-for-sale securities.

              During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. The Company has identified its primary operating segment as The Concord Telephone Company.

              During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" and has revised its disclosures for its pension and postretirement plans accordingly.

(2)    NOTES RECEIVABLE

       At December 31, 1998 and 1997, the Company had notes receivables of $1,513,500 and $1,810,500 due from US Telecom Holdings, Inc. ("USTH") with interest at 9.75%. The notes are secured by a first priority security interest in 4,950.50 shares of common stock of Telco Investors II, Inc. owned by USTH and are due April 1, 1999. Interest due to the Company as of December 31, 1998 and 1997 was $170,131 and $58,245, respectively.


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(3)    INVESTMENT SECURITIES

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at December 31, 1998 and 1997, were as follows:




                                                                    Gross              Gross
                                                                  Unrealized        Unrealized
                                               Amortized           Holding            Holding             Fair
                                                  Cost              Gains             Losses              Value
                                            ---------------     -------------     ----------------    ---------------

       At December 31, 1998
       Available-for-sale:
       State, county and municipal
           debt securities                $      116,681                --                 --              116,681
       Equity securities                       4,140,229        23,667,578         (3,141,596)          24,666,211
                                             ---------------    -------------     ----------------    ---------------

                                          $    4,256,910        23,667,578         (3,141,596)          24,782,892
                                             ===============    =============     ================    ===============

       At December 31, 1997
       Available-for-sale:
           Certificates of deposit               168,979                --                 --              168,979
           Equity securities                   4,290,011        13,165,751         (2,831,005)          14,624,757
                                             ---------------    -------------     ----------------    ---------------

                                          $    4,458,990        13,165,751         (2,831,005)          14,793,736
                                             ===============    =============     ================    ===============

       In 1998 and 1997, proceeds from the sale of investment securities available for sale were $1,473,727 and $2,306,812 and included in income were gross realized gains of $1,274,437 and $1,389 and gross realized losses of $160,891 and $25,162, respectively.


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(4)    INVESTMENTS IN AFFILIATED COMPANIES

       Investments in affiliated companies consist of the following:

                                                         1998
                                                       OWNERSHIP
                                                      PERCENTAGE                1998                   1997
                                                   ------------------    -------------------    -------------------
           Equity Method:
              Palmetto Mobile Net, L.P.                    19.54%    $        10,262,329                  --
              RSA 15 Partnership                             --                   --                   7,478,888
              Maxcom    Telecomunicaciones,
                S.A. de C.V.                               16.20               8,566,777               6,860,000
              Wireless One of North
                Carolina, LLC                              49.05               4,366,105               4,100,204
              BellSouth Carolinas PCS, LP                   1.95               1,896,667               3,752,556
              U.S. Telecom Holdings                        27.70                 695,385               1,895,385
              Ellerbe-Concord Partnership                    --                   --                   1,268,571
              Access On                                    19.58                 118,476                 186,919

           Cost Method:
              Illuminet Holdings, Inc.                      4.00               1,068,624               1,068,624
              ITC Holding Company                           4.40               2,724,129               2,724,129
              Other                                        various                91,302                 215,050
                                                                         -------------------    -------------------

                                                                     $        29,798,794              29,550,326
                                                                         ===================    ===================

       CT Cellular, Inc. and Ellerbe Telephone entered into agreements to exchange their respective interests in RSA 4/5 and RSA 15 for interests in Palmetto MobileNet, L.P., a South Carolina limited partnership. In April 1998, the Federal Communications Commission approved the transaction which was deemed effective as of January 1, 1998.

       Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom", formerly known as Amaritel, S.A. de C.V.) is creating a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. The Company's investment in Maxcom is through its subsidiary, CTGT.

       The purpose of Wireless One of North Carolina, LLC is to develop and deploy wireless cable in North Carolina.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       BellSouth Carolinas PCS, L.P. is in the business of providing digital personal communications services that competes with cellular phone service.

       U.S. Telecom Holdings is in the business of investing directly or indirectly in regional operating telephone companies in Hungary, Mexico and other developing countries.

       Access On, in cooperation with the Company and thirteen other North Carolina independent telephone companies, was formed to build and operate a broadband backbone telecommunications network throughout much of North Carolina. As a result of the Company's significant influence over this company's operating and financial policies, this investment is accounted for under the equity method.

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

       Illuminet Holdings, Inc., formerly USTN Holdings, Inc., provides network services such as seamless routing for wireless services and database and billing support.

       Included in the Company's share of earnings from affiliates accounted for under the equity method for 1998 were total losses of $4,693,034 and total income of $5,124,122. 100% of the income was attributable to Palmetto Mobile Net.

       Summarized unaudited financial position information for Palmetto Mobile Net as of December 31, 1998 is as follows: current assets - $26,402,498; property and other non-current assets - $82,963,255; current liabilities
       - $8,667,110; partners' capital - $100,698,643. Summarized unaudited combined results of operations for this entity for the year ended December 31, 1998, is as follows: revenues - $136,662,613; operating income - $51,266,827 and net income $51,612,899.


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(5)    ACQUISITIONS

       On May 8, 1998, the Company acquired G.A. Technologies, Inc., an internet provider based in Charlotte, North Carolina doing business as Vnet, for $6,449,134. This transaction was structured as a merger of Vnet into the Company's subsidiary, CTC Internet Services, Inc. Pursuant to the merger, the shareholders of Vnet exchanged their Vnet shares for shares of the Company's common stock. This transaction was accounted for under the purchase method of accounting and the total purchase has been allocated to assets and liabilities assumed as follows:

                 Cash                              $        27,216
                 Accounts receivable                       123,829
                 Deferred taxes                             35,037
                 Prepaid expenses                           45,558
                 Property, plant & equipment               407,929
                 Goodwill                                6,354,910
                 Other intangibles                          38,772
                 Accounts payable                         (366,426)
                 Customer deposits                        (217,691)
                                                   ---------------
                 Total purchase price              $     6,449,134
                                                   ===============

       On December 23, 1998, the Company acquired tarheel.net, an internet provider based in Hickory, North Carolina, for $110,000. The total purchase price has been allocated to assets acquired as follows:

                 Accounts receivable               $         4,713
                 Property, plant & equipment                11,500
                 Goodwill                                   93,787
                                                   ---------------
                 Total purchase price              $       110,000
                                                   ===============

       Results of operations for the acquired entities have been included from the date of acquisition. Pro forma results for these two entities are not material to the consolidated financial statements.

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


             Long-term debt - the fair value of the Company's long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

       Based on the methods and assumptions noted above, the estimated fair values of the Company's financial instruments and carrying amounts at December 31 are as follows:

                                                               1998                                 1997
                                                ---------------------------------     ---------------------------------
                                                                      ESTIMATED                             ESTIMATED
                                                  CARRYING              FAIR             CARRYING             FAIR
                                                   AMOUNT               VALUE             AMOUNT              VALUE
                                                --------------     --------------     --------------     --------------
           Financial liabilities:
           Long-term debt and redeemable
              preferred stock, including
              current maturities
                                           $    20,137,500         20,137,500           12,009,000          12,009,000
                                                ==============     ==============     ==============     ==============

(7)    LONG-TERM DEBT

       Long-term debt at December 31 consists of the following:

                                                                                   1998                 1997
                                                                             ------------------   -----------------
             Line of credit with interest at LIBOR plus .5% (5.57% at December
                31, 1998) due December 31, 2000, renewable for two separate two-year extensions through December
                31, 2004                                                  $       20,000,000                   --

             Line of credit (at 7.25%), paid in 1998                                      --           10,000,000

             Note payable to a bank (at 7.25%), paid in 1998                              --            1,859,000
                                                                             ------------------   -----------------

             Total long-term debt                                                 20,000,000           11,859,000
             Less: current installments                                                    --             620,000
                                                                             ------------------   -----------------
             Long-term debt, excluding current installments               $       20,000,000           11,239,000
                                                                             ==================   =================

       The Company has an available line of credit totaling $60,000,000, of which $20,000,000 was outstanding at December 31, 1998.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(8)    REDEEMABLE PREFERRED STOCK

       The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends. Sinking fund requirements in the next five years are $12,500 annually.

       There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 1998, other than the annual sinking fund requirement of $12,500.

(9)    COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

       There are 100,000,000 shares of voting common stock, no par value, authorized.

       In August 1997, the company effected a three-for-two stock split in the form of a one-for-two stock distribution to stockholders of record at August 1, 1997. In January 1999, the Company effected a recapitalization plan creating one class of common stock (see note 18). Earnings per share, dividends per share and weighted average shares outstanding have been retroactively restated for all years presented.

       Cash dividends per share of common stock are as follows: $.48 in 1998, $.47 in 1997; and $.46 in 1996.

       Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized.


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(10)   STOCK COMPENSATION PLANS

       At December 31, 1998, the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                             1998                    1997
                                                                      -------------------          ----------
         Net income                            As Reported         $        13,382,410             13,840,849
                                               Pro forma           $        13,322,783             13,814,363

         Basic earnings per common
             share                             As Reported         $              1.45                   1.52
                                               Pro forma           $              1.44                   1.46

         Diluted earnings per common
             share                             As Reported         $              1.44                   1.51
                                               Pro Forma           $              1.43                   1.46


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 45,000 shares of common stock were reserved for issuance under the Plan. At December 31, 1998, all shares reserved for issuance have been granted. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 1998, is as follows:


                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                NUMBER              EXERCISE
                                                                              OF OPTIONS              PRICE
                                                                           -----------------     ----------------

              Options outstanding and exercisable at December 31,
                 1995                                                               24,840      $            13
                     Options granted                                                    --                   --
                     Options exercised                                              (3,476)                  10
                                                                           -----------------     ----------------

              Options outstanding and exercisable at December 31,
                 1996                                                               21,364                   13
                     Options granted                                                     --                  --
                     Options exercised                                                (448)                  12
                     Options forfeited                                                 (24)                  12
                                                                           -----------------     ----------------

              Options outstanding and exercisable at December 31,
                 1997                                                               20,892                   13
                     Options granted                                                     --                  --
                     Options exercised                                              (8,468)                  11
                                                                           -----------------     ----------------

              Options outstanding and exercisable at
                 December 31, 1998                                                  12,424      $            14
                                                                           =================     ================

       As of December 31, 1998 and 1997, the 12,424 and 20,892 options outstanding and exercisable have exercise prices between $11 and $14 and a weighted-average remaining contractual life of 6 months and 1.3 years, respectively.

       The Company has a comprehensive Stock option plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 90,000 shares of common stock have been reserved for issuance under the Plan. At December 31, 1998, the number of common stock reserved for issuance but ungranted was 240 shares. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.

                                                              (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       Activity under the Plan for each of the years in the three-year period ended December 31, 1998 is as follows:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                               NUMBER            EXERCISE
                                                                             OF OPTIONS            PRICE
                                                                           ----------------   ----------------

             Options outstanding at December 31, 1995                             55,800     $            18
                  Options granted                                                     --                  --
                  Options exercised                                                   --                  --
                                                                           ----------------   ----------------

             Options outstanding at December 31, 1996                             55,800                  18
                  Options granted                                                 33,956                  18
                  Options exercised                                                 (600)                 18
                  Options forfeited                                               (3,000)                 18
                                                                           ----------------   ----------------

             Options outstanding at December 31, 1997                             86,156                  18
                Options granted                                                       --                 --
                Options exercised                                                 (2,656)                 18
                Options forfeited                                                 (5,308)                 18
                                                                           ----------------   ----------------

             Options outstanding at December 31, 1998                             78,192     $            18
                                                                           ================   ================

             Options exercisable at December 31, 1998                             55,456     $            18
                                                                           ================   ================

       As of December 31, 1998 and 1997, the 78,192 and 86,156 options outstanding have exercise prices between $15 and $18 and a weighted-average remaining contractual life of 7.5 and 8.5 years, respectively.

       The per share fair value of stock options granted in 1997 was $6 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - Dividend yield of 2.7%, expected volatility of 20%; risk-free interest rate of 6%; and expected lives of 10 years.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       The Company has a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 90,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight line basis over the restricted period, generally 4 to 10 years. In 1998, 1997 and 1996, respectively, the Company granted 3,856, 27,476 and 8,548 shares to participants with a weighted-average fair value of $33, $19, and $18. Deferred compensation at December 31, 1998 and 1997, respectively was $697,338 and $817,903, which is disclosed net of accumulated amortization of $385,316 and $170,359, in the consolidated statements of stockholders' equity.

       In 1996, a Director Compensation Plan (the Plan) was approved to provide each member of the Board of Directors the right to receive the Director's compensation in shares of common stock or cash, at the Director's discretion. An aggregate of 45,000 shares have been reserved for issuance under the Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. The initial grant date is the first day that is six months and one day following the Directors election. All subsequent compensation shall be converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 1998, 1997 and 1996, the Company granted 2,608, 3,132 and 2,112 shares, respectively, with an average fair market value of $33, $29 and $22, respectively.

       During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the Plan) was approved. 400,000 shares of common stock have been reserved for issuance under the Plan. The Plan provides for awards of stock, stock options and stock appreciation rights. At December 31, 1998, the number of common stock reserved for issuance but ungranted was 379,248 shares. Options are granted at prices determined by the board of directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.



                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       Activity under the Plan for the year ended December 31, 1998 is as follows:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                               NUMBER            EXERCISE
                                                                             OF OPTIONS            PRICE
                                                                           ----------------   ----------------
             Options outstanding at December 31, 1997                                 --   $             --
                Options granted                                                   20,752                 33
                Options exercised                                                     --                 --
                Options forfeited                                                     --                 --
                                                                           ----------------   ----------------

             Options outstanding at December 31, 1998                             20,752   $              33
                                                                           ================   ================

             Options exercisable at December 31, 1998                                 --   $             --
                                                                           ================   ================


       As of December 31, 1998, the 20,752 options outstanding have exercise prices of $33 and a weighted-average remaining contractual life of 9.2 years.

       The per share fair value of stock options granted in 1998 was $13 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - dividend yield of 1.5%; expected volatility of 20%; risk-free interest rate of 6%, and expected lives of 10 years.

(11)   EMPLOYEE STOCK PURCHASE PLAN

       The Company approved Employee Stock Purchase Plans in 1997 (the Plan) which authorized 48,000 shares of common stock to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. 2,344 and 21,420 shares were issued under the Plan at a purchase price of $33 and $30 per share in 1998 and 1997, respectively.

(12)   EMPLOYEE BENEFIT PLANS

       (A)    PENSION PLAN AND SAVINGS PLAN

              The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 1998 or 1997. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 1998 and 1997.


                                                                                     DECEMBER 31,           DECEMBER 31,
                CHANGE IN BENEFIT OBLIGATION                                             1998                   1997
                                                                                   ------------------     ------------------
                    Benefit Obligation at end of prior plan year                        (28,633,948)           (26,375,271)
                    Service Cost                                                           (776,031)              (666,447)
                    Interest Cost                                                        (1,961,462)            (1,893,377)
                    Actuarial Gain/(Loss)                                                  (258,303)            (1,527,066)
                    Actual Distributions                                                  1,583,191              1,828,213
                                                                                   ------------------     ------------------
                    BENEFIT OBLIGATION AT END OF YEAR                          $        (30,046,553)           (28,633,948)
                                                                                   ==================     ==================

                CHANGE IN PLAN ASSETS
                    Plan Assets at Fair Value at Beginning of Year                       40,472,587             32,848,100
                    Actual Return on plan assets                                          3,539,124              9,452,700
                    Actual Distributions                                                 (1,583,191)            (1,828,213)
                                                                                   ------------------     ------------------
                    PLAN ASSETS AT FAIR VALUE AT END OF YEAR                   $         42,428,520             40,472,587
                                                                                   ==================     ==================

                (ACCRUED)/PREPAID PENSION COST
                    Funded Status                                                        12,381,967             11,838,639
                    Unrecognized net actuarial (Gain)/Loss                              (13,214,157)           (13,440,795)
                    Unrecognized Prior Service Cost                                         (34,991)               (38,490)
                    Unrecognized Transition Obligation/(Asset)                             (264,249)              (330,310)
                                                                                   ------------------     ------------------
                    NET AMOUNT RECOGNIZED                                      $         (1,131,430)            (1,970,956)
                                                                                   ==================     ==================

              The Company also has an unqualified Supplemental Executive Retirement Plan. Accrued costs related to this plan were $280,000 at December 31, 1998.

              Net pension cost for 1998, 1997, and 1996 included the following:


                                                                      1998                1997                  1996
                                                                 ----------------   ------------------    -----------------
                       Service cost, benefits earned during
                        the period                           $        776,031              666,447                651,591
                       Interest cost on projected benefit
                        obligation                                  1,961,462            1,893,377              1,724,700
                       Actual return on plan assets                (3,539,124)          (9,452,700)            (3,784,646)
                       Net amortization and deferral                  (37,895)           6,776,734              1,309,296
                                                                ----------------   ------------------    -----------------

                       Net periodic pension credit           $       (839,526)            (116,142)               (99,059)
                                                                ================   ==================    =================


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              The weighted average discount rate of 7% in 1998, 1997 and 1996 and the rate of increase in future compensation levels of 5% in 1998, 1997 and 1996 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 1998, 1997 and 1996.

       (B)    EMPLOYEE SAVINGS PLAN

              The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company's match of a portion of the employee's contribution totaled $560,311, $265,746 and $229,500 in 1998, 1997, and 1996, respectively.

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

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




              The following table presents the plan's accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheets at December 31, 1998 and 1997:


                                                                                     DECEMBER 31,           DECEMBER 31,
                CHANGE IN BENEFIT OBLIGATION                                             1998                   1997
                                                                                   ------------------     ------------------
                    Benefit Obligation at end of prior plan year                        (9,532,566)            (12,789,710)
                    Service Cost                                                          (180,087)              (216,693)
                    Interest Cost                                                          (608,299)             (631,910)
                    Amendments                                                                   --              4,022,722
                    Actuarial Gain/(Loss)                                                   437,227                 83,025
                    Other                                                                   594,826                     --
                                                                                   ------------------     ------------------
                    BENEFIT OBLIGATION AT END OF YEAR                          $         (9,288,899)            (9,532,566)
                                                                                   ==================     ==================

                (ACCRUED)/PREPAID POSTRETIREMENT COST
                    Funded Status                                                        (9,288,899)            (9,532,566)
                    Unrecognized net actuarial (Gain)/Loss                               (2,525,808)            (1,868,016)
                    Unrecognized Prior Service Cost                                      (3,017,078)            (3,519,925)
                    Unrecognized Transition Obligation/(Asset)                            4,282,581              4,894,379
                                                                                   ------------------     ------------------
                    NET AMOUNT RECOGNIZED                                      $        (10,549,204)           (10,026,128)
                                                                                   ==================     ==================

              During 1997, Plan benefits were expanded to include Medicare supplements and additional medical benefits resulting in increased postretirement benefit costs.

              Net periodic postretirement benefit cost for 1998, 1997 and 1996 includes the following components:


                                                                     1998                   1997                   1996
                                                              --------------------   -------------------    -------------------

                          Service cost                     $          180,087                216,693                 321,990
                          Interest cost                               608,299                631,910                 828,192
                          Amortization of transition
                            obligation over 15 years                  611,798                611,798                 611,798
                          Amortization of gain                       (101,181)               (74,769)                (72,216)
                          Amortization of prior service
                            cost                                     (502,847)              (502,847)                     --
                                                              --------------------   -------------------    -------------------

                          Net periodic postretirement
                            benefit cost                   $          796,156                882,785               1,689,764
                                                              ====================   ===================    ===================

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       For measurement purposes, a 10.0% percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1998 and the rate was assumed to decrease annually to 5.5% by the year 2003 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, to approximately $10,489,025 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 to approximately $904,415. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998, to approximately $8,396,311 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 to approximately $707,349.

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1998, 1997 and 1996.

(13)   INCOME TAXES

       Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:

                                                        1998                 1997                  1996
                                                  ------------------  --------------------   ------------------
         Income before extraordinary item      $        8,926,469           7,898,159               6,583,671

         Extraordinary item                                     --          1,493,312                      --
                                                  ------------------  --------------------   ------------------
                                               $        8,926,469           9,391,471               6,583,671
                                                  ==================  ====================   ==================

         Stockholders' equity, for
            unrealized holding gain on
            debt and equity securities
            recognized for financial
            reporting purposes
                                               $        3,605,700           3,929,182                (640,204)
                                                  ==================  ====================   ==================


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         Income tax expense (benefit) attributable to income before extraordinary item for the years ended December 31, 1998, 1997, and 1996, consists of:


                                                         1998                   1997                   1996
                                                  --------------------   -------------------    -------------------
         Current:
         Federal                               $        3,896,673              6,694,381               5,385,969
         North Carolina                                 1,104,868              1,965,013               1,292,799
                                                  --------------------   -------------------    -------------------

                                                        5,001,541              8,659,394               6,678,768
                                                  --------------------   -------------------    -------------------
         Deferred:
         Federal, net of investment tax
           credit amortization                          3,284,653               (651,140)               (111,920)
         North Carolina                                   640,275               (110,095)                 16,823
                                                  --------------------   -------------------    -------------------
                                                        3,924,928               (761,235)                (95,097)
                                                  --------------------   -------------------    -------------------

               Total                           $        8,926,469              7,898,159               6,583,671
                                                  ====================   ===================    ===================


       Income tax expense attributable to income before extraordinary item differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

                                                           1998                 1997                   1996
                                                     -----------------   -------------------    -------------------
         Amount computed at statutory rate      $          7,808,108           6,824,987               5,965,782
         State income taxes, net of federal
           income tax benefit                              1,134,343           1,205,697                 851,254
         Nontaxable interest income                           (2,166)            (12,133)               (104,315)
         Amortization of federal investment
           tax credit                                       (114,885)           (114,885)               (114,885)
         Amortization of deferred regulatory
           liability                                              --                  --                (126,256)
         Other, net                                          101,069              (5,507)                112,091
                                                     -----------------   -------------------    -------------------

         Income tax expense                     $          8,926,469           7,898,159               6,583,671
                                                     =================   ===================    ===================


                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 were as follows:


                                                                                    1998                 1997
                                                                             -----------------    -----------------

              Deferred tax assets:
                Accrued postretirement and pension benefits                      4,638,380            4,804,705
                Deferred investment tax credits                                     98,514              321,678
                Environmental remediation costs                                     21,097              142,280
                Accrued incentive                                                  466,546              492,558
                Intangibles                                                         70,725               99,750
                Net operating loss carryforwards                                   554,000              394,000
                Other accrued expenses and allowances                              484,610              529,439
                Other                                                                   --              371,174
                                                                           -----------------    -----------------
                Total gross deferred tax assets                                  6,333,872            7,155,584
                                                                           -----------------    -----------------

                Less valuation allowance                                          (554,000)            (394,000)
                                                                           -----------------    -----------------

                Net deferred tax assets                                          5,779,872            6,761,584
                                                                           -----------------    -----------------
             Deferred tax liabilities:
                Property, plant and equipment, primarily related
                   to depreciation differences                                  10,915,270            8,659,278
                Unrealized gain on securities                                    7,698,734            4,054,003
                Other                                                              802,108                   --
                                                                           -----------------    -----------------
                Total gross deferred tax liabilities                            19,416,112           12,713,281
                                                                           -----------------    -----------------

                Net deferred tax liability                              $       13,636,240            5,951,697
                                                                           =================    =================

       The valuation allowance for deferred tax assets as of January 1, 1998 was $394,000. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $160,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more like than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the period are reduced.

       Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998, will be allocated to income tax expense.

       At December 31, 1998, the Company has net operating loss carryforwards for state income tax purposes of approximately $8,200,000 which will expire in the years 2001-2013.

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




(14)   ACCOUNTING FOR THE EFFECTS OF REGULATION

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

       As the result of changes in the manner in which the Company is regulated and the heightened competitive environment, the Company determined that it no longer met the criteria for following SFAS No. 71. As of April 1, 1997, the Company discontinued applying SFAS No. 71. The accounting impact was an extraordinary non-cash gain of $2,239,045, net of applicable income taxes of $1,493,212. Although estimated economic useful lives are shorter than previously used for regulatory approved asset lives, the change has resulted in an increase in net telephone plant due to the Company recording additional depreciation charges totaling $15,414,156 over the prior five years. The effect on future charges for depreciation is not expected to differ materially from what would have been recorded under SFAS No.
       71. The components of the gain, pretax, are as follows:

           Change in recorded value of long lived telephone plant                         $          1,757,824
           Elimination of regulatory liabilities                                                     1,974,433
                                                                                               --------------------

                Total                                                                     $          3,732,257
                                                                                               ====================

       The increase in net telephone plant, $1,757,824 pretax, was recorded as a decrease to the related accumulated depreciation accounts. Such change was the result of changing from regulator-approved asset lives, and additional depreciation charges, to estimated economic asset lives.

       The average depreciable lives of affected categories of long-lived telephone plant have been changed to more closely reflect the economic and technological lives. Differences between regulator-approved asset lives and the current economic asset lives are as follows:

                                                                    COMPOSITE OF           ESTIMATED ECONOMIC
                                                                 REGULATOR-APPROVED               ASSET
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



                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

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

(15)   SEGMENT INFORMATION

       Effective December 31, 1998, the Company adopted FAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." The Company's only reportable segment, The Concord Telephone Company (CTC), provides local telephone and other services primarily to residential and business customers located in North Carolina. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties.

       December 31, 1998:
       ------------------

                                                        CTC                ALL OTHER                TOTAL
                                                  --------------------   -------------------    -------------------

         External revenues                     $       70,646,749             21,078,645              91,725,394
         Intersegment revenues                          5,017,641                     --               5,017,641
         Depreciation and amortization                 11,530,611              1,309,950              12,840,561
         Segment operating profit                      20,140,552              1,312,428              21,452,980
         Segment assets                               127,673,177             55,961,181             183,634,358

       December 31, 1997:
                                                          CTC                ALL OTHER                TOTAL
                                                  --------------------   -------------------    -------------------

         External revenues                     $       64,952,387             13,531,127              78,483,514
         Intersegment revenues                          3,629,556                     --               3,629,556
         Depreciation and amortization                  9,021,245                590,840               9,612,085
         Segment operating profit                      18,101,086              1,992,056              20,093,142
         Segment assets                               107,244,263             40,095,166             147,339,429

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       December 31, 1996:
       ------------------

                                                        CTC                ALL OTHER                TOTAL
                                                  --------------------   -------------------    -------------------
         External revenues                     $       56,675,193             10,378,813              67,054,006
         Intersegment revenues                          2,387,185                     --               2,387,185
         Depreciation and amortization                 10,050,370                 54,432              10,104,802
         Segment operating profit                      15,169,084                534,955              15,704,039
         Segment assets                                90,855,542             24,208,421             115,063,963
         Capital expenditures


(16)   RECONCILIATION OF BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING

           1998:
              Basic weighted average shares outstanding                                              9,227,016
              Effect of dilutive securities:
                  Stock options                                                                         49,488
                                                                                               --------------------

               Diluted weighted average shares outstanding                                           9,276,504
                                                                                               ====================

           1997:
              Basic weighted average shares outstanding                                              9,076,211
              Effect of dilutive securities:
                  Stock options                                                                         35,228
                                                                                               --------------------

               Diluted weighted average shares outstanding                                           9,111,439
                                                                                               ====================

           1996:
              Basic weighted average shares outstanding                                              9,051,731
              Effect of dilutive securities:
                  Stock options                                                                         26,654
                                                                                               --------------------

               Diluted weighted average shares outstanding                                           9,078,385
                                                                                               ====================

                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(17)   SUMMARY OF INCOME STATEMENT INFORMATION (UNAUDITED)

       A summary of quarterly income statement information for the years ended December 31, 1998 and 1997, follows:

                                                                      1998 QUARTERS ENDED
                                            ------------------------------------------------------------------------
                                              MARCH 31             JUNE 30          SEPT. 30             DEC. 31
                                            --------------     --------------     --------------      --------------

          Operating revenues            $     21,015,585         22,408,193          23,760,610         24,541,006
          Income before other income
            (expenses) and income
            taxes                               5,558,343         5,690,767           5,512,696          4,691,174
          Net income                            3,137,453         3,195,198           3,202,872          3,846,887
          Basic earnings per common
            share                       $             .34                .35                .34                .42
                                            ==============     ==============     ==============      ==============
          Diluted earnings per common
            share                       $             .34                .34                .34                .42
                                            ==============     ==============     ==============      ==============

                                                                      1997 QUARTERS ENDED
                                            ------------------------------------------------------------------------
                                               MARCH 31             JUNE 30          SEPT. 30             DEC. 31
                                            --------------     --------------     --------------      --------------

          Operating revenues            $     17,852,229         19,465,534         20,200,736         20,965,015
          Income before other income
            (expenses) and income
            taxes                              5,272,271          4,675,029          4,547,808          5,598,034
          Net income                           2,649,392          5,315,069          3,008,584          2,867,804
          Basic earnings per common
            share                       $            .29                .58                .33                .32
                                            ==============     ==============     ==============      ==============
          Diluted earnings per common
            share                       $           .29                 .58                .33                .31
                                            ==============     ==============     ==============      ==============

       Earnings for the second quarter of 1997 reflect an extraordinary gain from the discontinuance of FAS 71 of $2,239,045, net of income taxes of $1,493,312, as mentioned in note 14. Amounts have also been adjusted for the effects of implementing SFAS No. 128.
                                                                     (Continued)

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(18)   SUBSEQUENT EVENTS

       On January 28, 1999, the Company's shareholders approved a plan of recapitalization for its common stock. On that date, the Company's Articles of Incorporation were amended to provide for one class of common stock, rather than the two existing classes of Voting Common Stock and Class B Nonvoting Common Stock. Each outstanding share of Voting Common Stock has been automatically converted into 4.4 shares of common stock, and each outstanding share of Class B Nonvoting Common Stock has been automatically converted into 4.0 shares of common stock. In lieu of issuing fractional shares, the Company intends to pay cash for these shares. The Company's common stock has been approved for trading on The Nasdaq Stock Market under the symbol "CTCI". The foregoing financial statements and footnotes have been adjusted to reflect the recapitalization.

       On March 5, 1999, the Company entered into an interest rate swap transaction with First Union Capital Markets to establish a fixed rate of interest on $10,000,000 of the outstanding line of credit at December 31, 1998.

                                                                     (Continued)

                                                                   Schedule II

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years Ended December 31, 1998, 1997 and 1996



                  COLUMN A                         COLUMN B            COLUMN C           COLUMN D           COLUMN E
 -------------------------------------------                        --------------     ----------------    --------------
                                                                                         DEDUCTIONS
                                                 -------------         ADDITIONS            FROM             BALANCE,
                                                   BALANCE,             CHARGED           RESERVES            AT END
                DESCRIPTION                        BEGINNING           TO INCOME         (SEE NOTE)           OF YEAR
                                                    OF YEAR
 -------------------------------------------     -------------      --------------     ----------------    --------------

 Valuation and qualifying accounts deducted from assets to which they apply:

 Allowance for uncollectible accounts:

 Year ended December 31, 1998                $      100,000            433,747            426,247             107,500
                                                 ==============     ==============     ================    ==============

 Year ended December 31, 1997                $      100,000            381,757            381,757             100,000
                                                 ==============     ==============     ================    ==============

 Year ended December 31, 1996                $      100,000            323,075            323,075             100,000
                                                 ==============     ==============     ================    ==============


     Note: Represents balances written-off as uncollectible less collections on balances previously written off of $202,512, $436,511 and $508,391 for 1998, 1997, and 1996, respectively.