Form 10-Q
period 1999-03-31
CT COMMUNICATIONS INC /NC
filed 1999-05-17
CIK 23259

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITY EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 1999

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

                                  (704)722-2500
              (Registrant's telephone number, including area code)


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

         9,339,791 shares of Common Stock outstanding as of April 30, 1999.

                             CT COMMUNICATIONS, INC.

                                      INDEX




                                                                  Page No.

PART I Financial Information

Balance Sheets --
               March 31, 1999 and December 31, 1998               3

Statements of Income --
               Three Months Ended March 31, 1999 and
               March 31, 1998                                     5

Statements of Cash Flows --
               Three Months ended March 31, 1999 and              6
               March 31, 1998

Notes to Financial Statements                                     8

Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                         11

PART II.  Other Information                                       16

                          PART I. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                     ASSETS

                                                 March 31,         December 31,
                                                   1999                1998
                                               ------------        ------------
Current assets:
Cash and cash equivalents                      $  2,880,404        $  2,807,887
Short term investments                              122,786        $    116,681
Accounts receivable, net of
               allowance for doubtful
               accounts of $107,500              13,770,038          12,210,952
Notes receivable                                  1,513,500           1,513,500
Other accounts receivable                         2,760,554           1,067,163
Materials and supplies                            2,411,754           2,331,957
Deferred income taxes                             1,051,855           1,051,855
Prepaid expenses and other assets                 1,168,519           1,583,232
                                               ------------        ------------
               Total current assets              25,679,410          22,683,227

Investment securities                            35,624,776          24,666,211
Investments in affiliates                        30,116,453          29,789,794

Property, plant and equipment:
Telephone plant in service:
Land, buildings, and
               general equipment                 37,577,655          35,676,763
Central office equipment                         72,880,558          70,787,607
Pole, wire, cables
               and conduit                       88,365,620          87,587,101
Construction in progress                             65,843             449,946
                                               ------------        ------------
                                                198,889,676         194,501,417
Less accumulated depreciation                    97,618,174          94,329,834
                                               ------------        ------------
               Net property, plant
                     and equipment              101,271,502         100,171,583
Intangibles net                                   6,158,958           6,323,543
                                               ------------        ------------

                           TOTAL ASSETS        $198,851,099        $183,634,358
                                               ============        ============



See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                March 31,           December 31,
                                                                                   1999                  1998
                                                                              -------------         -------------
Current liabilities:
               Current portion of long term debt and
                             redeemable preferred stock                       $      12,500         $      12,500
               Accounts payable                                                   9,234,824             8,597,391
               Customer deposits and advance billings                             2,373,765             1,892,506
               Accrued payroll                                                    2,003,260             2,584,993
               Income taxes payable                                               2,836,386               400,736
               Accrued pension cost                                               1,278,331             1,411,430
               Other accrued liabilities                                          1,679,241             1,795,533
                                                                              -------------         -------------
                             Total current liabilities                           19,418,307            16,695,089
                                                                              -------------         -------------

Long term debt                                                                   20,000,000            20,000,000
                                                                              -------------         -------------
Deferred credits and other liabilities:
               Deferred income taxes                                             14,050,581            14,688,095
               Investment tax credits                                               775,474               804,195
               Post-retirement benefits other than pension                       10,628,496            10,549,204
               Other                                                              1,088,364             1,189,587
                                                                              -------------         -------------
                                                                                 26,542,915            27,231,081
                                                                              -------------         -------------

Redeemable preferred stock: 4.8% series
               authorized 5,000 shares; issued and
               outstanding 1500 shares in
               1999 and 1998                                                        125,000               125,000
                                                                              -------------         -------------
                             Total liabilities                                   66,086,222            64,051,170

Stockholders' equity:
               Preferred stock not subject to mandatory redemption:
                             5% series, $100 par value; 3,428 and
                             3,440 shares outstanding in 1999 and
                             1998 respectively                                      342,800               344,000
                             4.5% series, $100 par value; 623 and
                             628 shares outstanding in 1999 and
                             1998 respectively                                       62,300                62,800
               Common Stock
                             9,334,776 and 9,300,769 shares
                             outstanding in 1999 and 1998
                             respectively                                        36,715,548            35,748,327
               Other capital                                                        298,083               298,083
               Deferred compensation                                             (1,102,436)             (697,338)
               Other accumulated comprehensive income                            23,065,097            13,100,748
               Retained earnings                                                 73,383,485            70,726,568
                                                                              -------------         -------------
                                            Total stockholders' equity          132,764,877           119,583,188
                                                                              -------------         -------------


               Contingency                                                             --                    --
                                                                              -------------         -------------

                                            TOTAL LIABILITIES AND
                                            STOCKHOLDERS' EQUITY              $ 198,851,099         $ 183,634,358
                                                                              =============         =============


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   For 3 months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                 Three Months Ended   Three Months Ended
                                                   March 31, 1999       March 31, 1998
                                                    ------------         ------------

Operating Revenues:                                 $ 25,332,224         $ 21,015,585

Operating Expenses:                                   20,092,832           15,457,242
                                                    ------------         ------------
               Operating Income                        5,239,392            5,558,343
                                                    ------------         ------------

Other Income (expenses):
               Equity in income of
               affiliates, net                            67,252              (70,833)
               Interest, dividend income and
               gain on sale of investments             2,003,849               82,689
Other expenses,
  principally interest                                  (849,159)            (203,234)
                                                    ------------         ------------

               Total other income (expenses)           1,221,942             (191,378)
                                                    ------------         ------------

               Income before income taxes              6,461,334            5,366,965

Income taxes                                           2,591,286            2,229,512
                                                    ------------         ------------

               Net income                              3,870,048            3,137,453

Dividends on preferred stock                               7,212                7,203
                                                    ------------         ------------

Earnings for common stock                              3,862,836            3,130,250
                                                    ============         ============

Basic earnings per common share:
               Earnings per common share                    0.41                 0.34
                                                    ============         ============

Diluted earnings per common share:
               Earnings per common share            $       0.41                 0.34
                                                    ============         ============


Basic weighted average shares
outstanding                                            9,319,647            9,095,423
                                                    ============         ============

Diluted weighted average shares
outstanding                                            9,390,625            9,144,393
                                                    ============         ============


See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                    Three months ended March 31, 1999 & 1998
                                   (Unaudited)

                                                                                March 31,         March 31,
                                                                                   1999              1998
                                                                               -----------       -----------
Cash flows from operating activities:
               Net Income                                                      $ 3,870,048       $ 3,137,453
               Adjustments to reconcile net income
               to net cash provided by operating
               activities:
                             Depreciation and amortization                       3,577,718         2,685,844
                             Postretirement Benefits                                79,292           173,670
                             Loss (gain) on sales of investment
                               securities                                       (1,064,444)             --
                             Undistributed income of affiliates                    (67,252)           70,832
                             Deferred income taxes and tax credits                 (28,721)             --
                             Changes in operating assets and
                               liabilities, net of effects of
                               acquisitions in 1998:
                                            Accounts receivable                 (3,252,477)         (184,509)
                                            Materials & supplies                   (79,797)          (46,115)
                                            Other current assets                   420,196           430,903
                                            Accounts payable                       637,433           196,490
                                            Customer deposits and
                                              advance billings                     481,259            39,088
                                            Accrued liabilities                   (686,610)         (622,888)
                                            Income taxes payable                 2,435,650         1,468,419
                                                                               -----------       -----------
                                                   Net cash provided by
                                                     operating activities        6,322,295         7,349,187
                                                                               -----------       -----------

Cash flows from investing activities:
        Capital expenditures, net                                               (4,460,690)       (6,071,439)
                      Purchase of investments in affiliates                       (259,407)       (1,717,340)
                      Purchase of investment securities                         (1,769,967)         (217,395)
                      Proceeds from sale of investment
                      securities                                                 1,203,144           122,759
                      Partnership capital distribution                                --             343,833
                      Notes receivable collections, net                               --             297,000
                      Other                                                         (6,105)           26,615
                                                                               -----------       -----------
                             Net cash used in investing
                               activities                                       (5,293,025)       (7,215,967)
                                                                               -----------       -----------

Cash flows from financing activities:
                      Proceeds from new debt                                          --           1,000,000
                      Redemption of preferred stock                                   --                --
                      Dividends paid                                            (1,213,131)       (1,078,510)
                      Repurchase of common and preferred stock                     (26,268)         (104,582)
                      Proceeds from common stock issuances                         282,646            49,092
                      Other                                                           --                 780
                                                                               -----------       -----------
                             Net cash provided by (used in)
                               financing activities                               (956,753)         (133,220)
                                                                               -----------       -----------

Net increase in cash
  and cash equivalents                                                              72,517              --
Cash and cash equivalents-beginning of period                                    2,807,887              --
                                                                               -----------       -----------
Cash and cash equivalents-end of period                                        $ 2,880,404              --
                                                                               ===========       ===========

See accompanying notes to consolidated financial statements

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                      1999             1998
                                                  -----------      -----------

Net income                                        $ 3,870,048      $ 3,137,453

Other comprehensive income, net of tax
        Unrealized holding gains (losses) on
          available-for-sale securities             9,964,349        7,956,064
                                                  -----------      -----------

Comprehensive Income                              $13,834,397      $11,093,517
                                                  ===========      ===========


See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                                  (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months then ended and cash flows for the three months then ended.

2. In certain instances, amounts previously reported in the 1998 consolidated financial statements have been reclassified to conform with the 1999 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to 4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999.

5. The following is a summary of common stock transactions during the three months ended March 31, 1999.

                                             ............Common.............
                                                 Shares             Value
                                             ------------       ------------
Outstanding at December 31, 1998                9,300,769       $ 35,748,327
Purchase of common stock .......                     (328)           (24,568)
Issuance of common stock .......                   34,335            991,789
                                             ------------       ------------
Outstanding at March 31, 1999 ..                9,334,776       $ 36,715,548
                                             ============       ============

                                                Basic            Diluted
Weighted average shares outstanding for the
        three months ended March 31, 1999       9,319,647          9,390,625

6.      SECURITIES AVAILABLE-FOR-SALE

                                 March 31, 1999
                                 --------------

                                Gross unrealized
                                ----------------

Securities                  Amortized                                           Fair
Available-For-Sale          Cost             Gains            Losses            Value
------------------          ----------       -----            ------            -----
Certificate of Deposit      $   122,785             --               --         $   122,785
Equity Securities             5,835,891       30,342,793         (553,908)       35,624,776
                            -----------      -----------      -----------       -----------
        Total               $ 5,958,676       30,342,793         (553,908)      $35,747,561
                            ===========      ===========      ===========       ===========

                                    Amortized Cost                  Fair Value
                                    --------------                  ----------
Current                             $  122,785                      $   122,785
Equity Securities                    5,835,891                       35,624,776
                                    ----------                      -----------
        Total                       $5,958,676                      $35,747,561
                                    ==========                      ===========

NOTES TO FINANCIAL STATEMENTS CON'T


7.      INVESTMENTS IN AFFILIATED COMPANIES

                                           March 31, 1999   December 31, 1998
                                            -----------        -----------
Equity Method:
        Palmetto MobileNet                  $11,320,122        $10,262,329
        Maxcom Telecommunications             8,566,777          8,566,777
        Wireless One of NC                    4,257,563          4,366,105
        Access On                                97,719            118,476
        BellSouth Carolinas, PCS, LP          1,468,678          1,896,667
        U.S. Telecom Holdings                   521,539            695,385


Cost Method
        ITC Holding Company                   2,673,879          2,724,129
        Illuminet Holdings, Inc.              1,068,624          1,068,624
        Other                                    91,302             91,302
                                            -----------        -----------

               TOTAL                        $30,066,203        $29,789,794
                                            ===========        ===========

8.      LONG TERM DEBT:

Long-term debt consists of the following:

Line of credit with interest at LIBOR plus .5% due December 31, 2000, renewable for two separate two-year extensions through December 31, 2004.

                                  March 31, 1999            December 31, 1998
                                  --------------            -----------------

Total Long Term Debt:               $20,000,000                 $20,000,000

The Registrant has available lines of credit totaling $65,000,000 of which $20,000,000 was outstanding at March 31, 1999.

9.  Segment Information

Effective December 31, 1998, the Registrant adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Registrant has redefined its segments from the Concord Telephone Company and other to the following. The Registrant reports four segments, the incumbent local exchange carrier (CTC), the competitive local exchange carrier and long distance services (CLEC/LD), the internet service provider (ISP) and the digital wireless group (DCS). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Registrant evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties.

March 31, 1999:

                             CTC               CLEC/LD         ISP            DCS              OTHER         TOTAL
                             ---               -------         ---            ---              -----         -----
External revenues             18,804,244       4,043,033       1,306,521       1,065,926          112,500     25,332.224
Intersegment revenues            921,014           -               -               6,826           -
Depreciation and
  amortization                 3,118,207         235,156         224,377          14,607           36,854      3,629,201
Segment operating profit       6,293,607        (247,165)       (317,455)       (413,123)         (76,472)     5,239,392

Segment assets               132,050,265       2,278,153       6,244,658      (2,540,065)      60,818,088    198,851,099

March 31, 1998:

                             CTC               CLEC/LD         ISP            DCS              OTHER         TOTAL
                             ---               -------         ---            ---              -----         -----
External revenues             16,958,143       3,181,935       249,039         533,134             93,334     21,015,585
Intersegment revenues          1,061,277           -              -               -                 -          1,061,277
Depreciation and
  amortization                 2,530,263         117,787         6,335          13,527             17,932      2,685,844
Segment operating profit       6,118,481         (65,757)      (57,382)       (389,255)           (47,744)     5,558,343

Segment assets               113,631,236       4,234,523          -           (988,177)        46,513,513    163,391,095

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The liquidity of the Registrant increased during the three month period ended March 31, 1999. Current assets exceeded current liabilities by $6,261,103 at March 31, 1999. In comparison, current assets exceeded current liabilities by $5,988,138 at December 31, 1998.

        Current assets increased by $2,996,183 when compared to December 31, 1998. This increase is primarily due to increases in accounts receivable of $1,559,086 from increased sales and revenues; and increases in other accounts receivable of $1,693,391, principally from Maxcom Telecommunicaciones S.A. de C.V., a provider of telecommunication services in Mexico City, Mexico with whom the Registrant has an affiliation. These increases were offset in part by a decrease of $414,713 in prepaid expenses and other items.

        Current liabilities increased by $2,723,218 during the three months ended March 31, 1999, when compared to December 31, 1998. This increase is primarily from increases in accounts payable of $637,433 due to increased business activity; increases in customer deposits and advance billings of $481,259 due to increased revenues and business and increased income taxes payable of $2,435,650 due to the timing of tax payments. These increases were offset in part by decreases in accrued payroll of $581,733 due to timing of payments; decreased accrued pension cost of $133,099 due to recording of earnings on the pension plan and a decrease of $116,292 in other accrued liabilities.

        The Registrant's primary source of liquidity is funds provided by operations. During the three months ended March 31, 1999, cash provided by operations totaled $6,331,658.

        The primary use of cash during this period was for additions to telephone plant - $4,460,690, purchase of investments in affiliates - $259,407, purchase of investment securities - $1,769,967, payment of dividends - $1,213,131 and repurchase of common and preferred stock - $26,268. The entire amount of the cash expended for investments in affiliates was for the BellSouth Carolinas PCS Limited Partnership.

        At March 31,1999, the fair value of the Registrant's investment securities was $35.8 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At March 31, 1999, the Registrant has available lines of credit from First Union National Bank of $60,000,000 and First Charter National Bank of $5,000,000. At March 31, 1999, the Registrant had $20,000,000 of principal outstanding under the line with First Union National Bank.

        The Registrant anticipates that all of the capital requirements in 1999 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and the available lines of credit.

Results of Operations

Three months ended March 31, 1999 and March 31, 1998

        Operating revenues increased $4.3 million or 21% for the three months ended March 31, 1999 when compared to the same period of 1998.

        Concord Telephone revenue was $18.8 million, a $1.8 million or 11% increase over the comparable period ending on March 31, 1998. This increase was mainly due to a $1.7 million increase in local revenue driven by access line growth of 6% and increased telephone systems sales in first quarter of 1999.

        Competitive local and long distances services revenue was $4.0 million, a $.9 million or 27% increase in revenue. Long distance revenue increased over last year due to an increase in the number of customers. Competitive local exchange services were fully launched in second quarter of 1998.

        Internet and data services contributed $1.3 million to the three months ended March 31, 1999, an increase of $1.1 million over the same period last year. This increase was driven primarily by the acquisition of VNet, an internet service provider, in second quarter of 1998, coupled with an increase in the number of dial-up customers.

        Wireless services contributed $1.1 million to revenue, a $.5 million or 100% increase over last year due to the increased number of DCS customers as the BellSouth Partnership buildout was completed.

        Operating expenses, exclusive of depreciation and amortization, increased $3.7 million or 29% for the three months ended March 31, 1999 when compared to the same period of 1998.

        Concord Telephone expenses were $10.2 million, a $.9 million or 10% increase over the comparable period ending on March 31, 1998. This increase was mainly due to the cost of goods sold associated with business system sales coupled with the costs associated with contracted services.

        Competitive local and long distances services operating expenses were $2.2 million, a $1.2 million or 58% increase over last year. This increase reflects additional expenses related to the start-up efforts behind the competitive local exchange service and higher access expense due to the increase in toll revenue. The increase is primarily driven by the costs of the competitive lines sold in 1998 coupled with additional headcount. Since March 31, 1998 the company has sold approximately 2,000 access lines on a resale basis through interconnection agreements.

        Internet and data services operating expenses were $1.2 million for the three months ended March 31, 1999, an increase of $.9 million over the same period last year. This increase was driven by the acquisition of VNet, an internet service provider, in second quarter of 1998, coupled with an increase in the number of dial-up customers.

        Wireless services operating expenses were $1.5 million , a $.6 million or 66% increase over last year due to the increased number of customers.

        Depreciation expense increased $.9 million or 35% for the three months ended March 31, 1999 when compared to the same period of 1998. This increase reflects an increase in the depreciable assets coupled with the goodwill amortization expense of $.2 million related to the VNet acquisition.

Results of Operations Con't.

        Other income (expenses) increased $1.4 million when compared to the same period in the prior year. This increase was primarily due to $1.1 million of pre-tax gains from sale of investments mainly due to the sale of ITC DeltaCom stock and a settlement of $.8 million received related to telephone pole litigation. These gains were offset in part by a $71,984 increase in interest expense and expenses related to a Private Branch Exchange fraud event of $.3 million.

Other Events

        CT Communications Northeast, Inc. ("CTCNI"), a wholly owned subsidiary of the Registrant headquartered in Bedford, Massachusetts, sold 260,000 shares of ITC DeltaCom during the month of April. April sales of ITC DeltaCom stock resulted in gains of approximately $6.6 million before taxes. April stock sales will be reflected in the second quarter's financial results.

Year 2000 Considerations

        The Year 2000 project is a top corporate priority and has the full support and commitment of the Registrant's executive management team. In January 1998, the Registrant did a first study of our Year 2000 capabilities and needs and made everyone aware of the Year 2000 issues. A Year 2000 Project Team, with members representing all significant areas of the Registrant's business operations was set up. The Registrant retained DMR Consulting Group to help coordinate the initial phases of the Year 2000 project. DMR established a project office in the Registrant's offices and met regularly with members of the Project Team during the first three quarters of 1998 to coordinate overall project needs. DMR completed substantially all of its services during the fourth quarter of 1998 and no longer has an office at the Registrant's offices.

        The Year 2000 Project Team continues to focus on the Year 2000 impact on the Registrant's telecommunications network, internal information systems and business operations generally. Fourteen individual business unit teams have been established, each having responsibility to address Year 2000 issues within the business units, but with direct reporting to and coordination with the Project Team. The Project Team is putting in to place an overall compliance process consisting of four phases: (1) Inventory; (2) Assessment; (3) Remediation/Replacement; and (4) Testing.

        The Project Team has completed the inventory and assessment phases of the Year 2000 project. The Registrant estimates that as of May 15, 1999, remediation and replacement efforts company-wide were 95% complete and the testing phase is also well underway. Testing is expected to continue through 1999.

        The Project Team has created a test lab for validating internal information systems, including all management information systems, billing functions and financial systems. This test data is supplemented by making similar inquiries to application vendors. The Registrant typically purchases third-party software for its major business applications instead of writing its own. Routine upgrades of systems pursuant to maintenance agreements have enhanced progress on the Year 2000 Project.

        A significant aspect of the Year 2000 project focuses on local and long-distance service delivery, network access and network interoperability. The Registrant identified its critical system and network component suppliers during its inventory and assessment process. The Registrant has continuously communicated with these critical suppliers to obtain reliable information regarding their readiness of key system hardware and software components. This information is updated regularly so that the Project Team remains aware of any status changes. In addition, the Registrant participates in important telecommunications forums, such as the United States Telephone Association and the Alliance for Telecommunications Industry Solutions, both of which are devoting significant attention to the Year 2000 problems in the telecommunications industry.

Year 2000 Considerations Con't.

Interoperability testing information generated by the Alliance's National Testing Committee, of which the Registrant is a member, is an important aspect of its effort to maintain the integrity of its network, and the Registrant's ability to interconnect with other systems. Although the Registrant is not independently testing network system hardware and software components for Year 2000 readiness, it believes that reliance on testing information generated by vendors and the National Testing Committee is appropriate.

        Another component of the Registrant's business is the sale of advanced business systems, such as voice mail and private branch exchange switches, as an authorized distributor for several manufacturers. The Registrant has communicated with customers who bought advanced business systems from us to distribute Year 2000 readiness information made available by the manufacturers of those systems.

        Management believes that the Registrant has a sound plan that anticipates and resolves potential Year 2000 issues in a timely manner. Management estimates that the Registrant's critical business applications, network systems and components will be Year 2000 ready by June 1999, although it plans to continue testing and coordination with other network and system operators through 1999.

        The Registrant has existing standard contingency plans in place for handling outages and other emergencies. A consultant has been retained to assist in developing supplemental contingency plans to address any Year 2000 problems that may arise. Management expects these supplemental contingency plans to be completed by June 30, 1999.

        In 1998, out-of-pocket expenses for the Year 2000 project were approximately $500,000. An additional $500,000 has been budgeted for completion of the Year 2000 project effort during 1999.

        If the Registrant has failed to accurately assess or remedy the Year 2000 issues by the end of 1999, including any failure by third parties on whom it depends, its business could be disrupted resulting in a materially adverse effect on its financial condition, liquidity and business operations. A majority of the Registrant's services rely heavily on technology that could stop operating, or could operate much less efficiently, if affected by the Year 2000 problem. In addition, Year 2000-related problems could lead to potential third-party claims, the impact of which cannot be known.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Registrant has an unsecured credit facility for $60 million with First Union National Bank, as Administrative Agent. There was $20 million outstanding under the credit facility as of March 31, 1999. The interest rate on borrowed funds under the credit facility is variable based on three-month LIBOR. Therefore, if interest rates increase generally, the rate paid by the Registrant will increase; likewise, if interest rates fall generally, its rate will fall. The Registrant has entered into an interest rate swap transaction to establish a fixed rate of interest on $10 million of outstanding principal amount, against an upward movement in interest rates, but subjects us to higher interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on its financial condition or operations.

Factors That May Affect Future Results

        The foregoing discussion contains forward-looking statements about the Registrant's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statement, which reflect management's judgement only as of the date thereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions creased by the Telecom Act, and related state and federal legislation and regulations, (2) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Registrant's ability to effectively manage rapid changes in technology, (5) whether the Registrant can effectively respond to the actions of its competitors and (6) whether the Registrant can successfully implement its Year 2000 plan.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               Effective January 28, 1999, each outstanding share of the Registrant's Voting Common Stock was converted into 4.4 shares of a newly created class of Common Stock and each outstanding share of the Registrant's Class B Nonvoting Common Stock was converted into 4.0 shares of Common Stock. The Common Stock is identical in all respects to the Voting Common Stock and the Class B Nonvoting Common Stock, except that all holders of the Class B Nonvoting Common Stock were not entitled to vote on matters presented to the shareholders (unless otherwise required by law). The terms of the Common Stock are described in the Registrant's Registration statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               A Special Meeting of the Shareholders of the Registrant was held on January 28, 1999 for the purpose of acting on a proposal to amend the Registrant's Articles of Incorporation to (a) provide for one class of Common Stock, consisting of 100,000,000 authorized shares, and (b) reclassify, change and convert each issued and outstanding share of Voting Common Stock into 4.4 shares of Common Stock and each issued and outstanding share of Class B Nonvoting Common Stock into 4.0 shares of Common Stock. The proposal was approved by the following vote, with each class voting separately as a group:

                      Voting Common Stock      Class B Nonvoting Common Stock
                      -------------------      ------------------------------
         For:                279,512                    1,697,068
         Against:             10,967                       72,720
         Abstain:                  0                        2,980

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



                                            CT COMMUNICATIONS, INC.
                                                  (Registrant)


                                            /s/ Barry R. Rubens
                                            -----------------------------
                                                    Barry R. Rubens
                                            Sr. Vice President, Secretary
                                             and Chief Financial Officer







       May 14, 1999
--------------------------
          Date



(The above signatory has dual responsibility as duly authorized officer and principal financial and accounting officer of the registrant.)

                                  EXHIBIT INDEX

                 Exhibit No.                  Description
                 -----------                  -----------
                      11                      Computation of Earnings per Share

                      27                      Financial Data Schedule