Form 10-K/A
period 1998-12-31
CT COMMUNICATIONS INC /NC
filed 1999-05-28
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

         (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended:   December 31, 1998

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $322,178,318 (based on the May 25, 1999 closing price of the Common Stock of $38.50 per share). As of May 25, 1999, there were 9,341,795 shares of the Company's Common Stock outstanding.

                       Documents Incorporated by Reference
                                      NONE

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         Certain items in the CT Communications, Inc. Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 of CT Communications, Inc. have been reclassified. The reclassification does not affect the net income of the Company. Also, note 15 of the Company's Consolidated Financial Statements has been revised to reflect a change in the Company's reported business segments, effective March 31, 1999. The reclassified Consolidated Statements of Income, note 1(n) and note 15 are set forth in
Exhibit 99.1 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CT COMMUNICATIONS, INC.


                                       By: /s/ MICHAEL R. COLTRANE
                                           ------------------------------------
                                           Michael R. Coltrane
                                           President and Chief
                                           Executive Officer

                                           Date: May 28, 1999


                                           /s/ BARRY R. RUBENS
                                           ------------------------------------
                                           Barry R. Rubens
                                           Senior Vice President, Treasurer and
                                            Chief
                                           Financial Officer
                                           (Principal Financial and Principal
                                            Accounting Officer)

                                           Date: May 28, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                           Title                                Date
---------                                           -----                                ----
/s/ L.D. COLTRANE, III                       Chairman of the Board                     May 28, 1999
----------------------------------           and Director
L.D. Coltrane, III



/s/ MICHAEL R. COLTRANE                      President, Chief Executive                May 28, 1999
----------------------------------           Officer and Director
Michael R. Coltrane                          (Principal Executive Officer)


/s/ JOHN R. BOGER, JR.                       Director                                  May 28, 1999
----------------------------------
John R. Boger, Jr.

Signature                                           Title                                Date
---------                                           -----                                ----
/s/ O. CHARLIE CHEWNING, JR.                 Director                                  May 28, 1999
----------------------------------
O. Charlie Chewning, Jr.



/s/ WILLIAM A. COLEY                         Director                                  May 28, 1999
----------------------------------
William A. Coley



/s/ SAMUEL E. LEFTWICH                       Director                                  May 28, 1999
----------------------------------
Samuel E. Leftwich



/s/ JERRY H. MCCLELLAN                       Director                                  May 28, 1999
----------------------------------
Jerry H. McClellan



----------------------------------           Director                                  ______, 1999
Ben F. Mynatt



/s/ PHIL W. WIDENHOUSE                       Director                                  May 28, 1999
----------------------------------
Phil W. Widenhouse

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
------            -----------------------
23.3              Consent of KPMG LLP, independent public accountants

99.1              Reclassified Consolidated Statements of Income, Note 1(n)  and Note 15 thereto of CT
                  Communications, Inc.