Form 10-K/A
period 1998-12-31
CT COMMUNICATIONS INC /NC
filed 1999-06-15
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                    FORM 10-K

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
------------------------------------------------------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $344,685,845 (based on the June 9, 1999 closing price of the Common Stock of $39.56 per share). As of June 9, 1999, there were 9,354,263 shares of the Company's Common Stock outstanding.

                       Documents Incorporated by Reference
                                      NONE

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         Exhibit 99.2 hereof sets forth the consolidated financial statements of Palmetto MobileNet, L.P., as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, which are included pursuant to Rule 3-09 of Securities and Exchange Commission Regulation S-X.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CT COMMUNICATIONS, INC.


                                 By: /s/ MICHAEL R. COLTRANE
                                    --------------------------------------------
                                     Michael R. Coltrane
                                     President and Chief
                                     Executive Officer

                                     Date: June 15, 1999


                                     /s/ BARRY R. RUBENS
                                     -------------------------------------------
                                     Barry R. Rubens
                                     Senior Vice President, Treasurer and Chief
                                     Financial Officer
                                     (Principal Financial and Principal
                                     Accounting Officer)

                                     Date: June 15, 1999


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

                Signature                                   Title                              Date
                ---------                                   -----                              ----

/s/ L.D. COLTRANE, III                             Chairman of the Board                     June 15, 1999
--------------------------------------------       and Director
L.D. Coltrane, III


/s/ MICHAEL R. COLTRANE                            President, Chief Executive                June 15, 1999
--------------------------------------------       Officer and Director
Michael R. Coltrane                                (Principal Executive Officer)


/s/ JOHN R. BOGER, JR.                             Director                                  June 15, 1999
--------------------------------------------
John R. Boger, Jr.

                Signature                                   Title                              Date
                ---------                                   -----                              ----

/s/ O. CHARLIE CHEWNING, JR.                       Director                                  June 15, 1999
--------------------------------------------
O. Charlie Chewning, Jr.


/s/ WILLIAM A. COLEY                               Director                                  June 15, 1999
--------------------------------------------
William A. Coley


/s/ SAMUEL E. LEFTWICH                             Director                                  June 15, 1999
--------------------------------------------
Samuel E. Leftwich


/s/ JERRY H. MCCLELLAN                             Director                                  June 15, 1999
--------------------------------------------
Jerry H. McClellan


--------------------------------------------       Director                                          , 1999
Ben F. Mynatt                                                                                --------


/s/ PHIL W. WIDENHOUSE                             Director                                  June 15, 1999
--------------------------------------------
Phil W. Widenhouse

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-------           -----------------------
23.4              Consent of Bauknight Pietras & Stormer, P.A.

23.5              Consent of Arthur Andersen LLP

99.2              Consolidated Financial Statements of Palmetto MobileNet, L.P.