Form 10-Q
period 1999-06-30
CT COMMUNICATIONS INC /NC
filed 1999-08-10
CIK 23259

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITY EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 1999

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

         9,355,351 shares of Common Stock outstanding as of July 27, 1999.

                          CT COMMUNICATIONS, INC.

                                   INDEX




                                                                       Page No.

PART I Financial Information

Balance Sheets --
         June 30, 1999 and December 31, 1998                             3

Statements of Income --
         Three and Six Months Ended June 30, 1999 and
         1998                                                            5

Statements of Cash Flows --
         Six Months ended June 30, 1999 and                              6
         1998

Statements of Comprehensive Income --
         Three and Six Months ended June 30, 1999 and
         1998                                                            7

Notes to Financial Statements                                            8

Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                      11

PART II. Other Information                                               17

                       PART I. FINANCIAL INFORMATION

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                (Unaudited)

                                   ASSETS

                                           June 30,            December 31,
                                             1999                  1998
                                          ---------            -------------
Current assets:
      Cash and cash equivalents         $ 11,625,107          $  2,807,887
      Short-term investments                 444,467               116,681
      Accounts receivable, net of
        allowance for doubtful
        accounts of $107,500              13,495,776            12,210,952
      Notes receivable                     1,513,500             1,513,500
      Other accounts receivable            2,525,253             1,067,163
      Materials and supplies               2,629,821             2,331,957
      Deferred income taxes                1,051,855             1,051,855
      Prepaid expenses and
        other assets                       1,078,838             1,583,232
                                        ------------          ------------
            Total current assets          34,364,617            22,683,227

Investment securities                     37,110,776            24,666,211
Investments in affiliates                 29,231,322            29,789,794

Property, plant and equipment:
   Telephone plant in service:
     Land, buildings, and
       general equipment                  38,465,402            36,126,709
   Central office equipment               77,835,110            70,787,607
   Pole, wire, cables
     and conduit                          89,859,071            87,587,101
                                          ----------            ----------
                                         206,159,583           194,501,417
Less accumulated depreciation            100,260,239            94,329,834
                                         ------------         ------------
         Net property, plant
                  and equipment          105,899,344           100,171,583
Intangibles, net                           5,990,560             6,323,543
                                         ------------          ------------

                       TOTAL ASSETS     $212,596,619          $183,634,358
                                        ============           ============



See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                  Consolidated Balance Sheets, (Continued)
                     LIABILITIES & STOCKHOLDERS' EQUITY


                                                   June 30,         December 31,
                                                     1999               1998
                                                   ---------        ------------
Current liabilities:
   Current portion of long-term debt and
            redeemable preferred stock           $   12,500        $    12,500
   Accounts payable                              12,072,660          8,597,391
   Customer deposits and advance billings         2,426,804          1,892,506
   Accrued payroll                                2,638,101          2,584,993
   Income taxes payable                           5,110,491            400,736
   Accrued pension cost                           1,192,433          1,411,430
   Other accrued liabilities                      2,191,084          1,795,533
                                                ------------       ------------
                  Total current liabilities      25,644,073         16,695,089
                                                ------------       ------------

Long-term debt                                   20,000,000         20,000,000
                                                ------------       ------------
Deferred credits and other liabilities:
   Deferred income taxes                         17,742,021         14,688,095
   Investment tax credits                           746,753            804,195
   Post-retirement benefits other than pension   10,609,014         10,549,204
   Other                                            989,675          1,189,587
                                               ------------       ------------
                                                 30,087,463         27,231,081
                                               ------------       ------------

Redeemable preferred stock: 4.8% series
   authorized 5,000 shares; issued and
   outstanding 1375 shares in 1999 and
   1998                                             125,000           125,000
                                               ------------      ------------
                  Total liabilities              75,856,536        64,051,170

Stockholders' equity:
   Preferred stock not subject to
   mandatory redemption:
     5% series, $100 par value; 3,381 and
     3,440 shares outstanding in 1999 and
     1998, respectively                             338,100           344,000
     4.5% series, $100 par value; 623 and
     628 shares outstanding in 1999 and
     1998, respectively                              62,300            62,800
   Common Stock
     9,354,351 and 9,300,769 shares
     outstanding in 1999 and 1998,
     respectively                                37,337,029        35,748,327
   Other capital                                    298,083           298,083
   Deferred compensation                         (1,304,114)         (697,338)
   Other accumulated comprehensive income        18,716,579        13,100,748
   Retained earnings                             81,292,106        70,726,568
                                               ------------       ------------
            Total stockholders' equity          136,740,083       119,583,188
                                               ------------       ------------


   Contingency                                      ---               ---
                                               ------------       ------------

                   TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY        $212,596,619      $183,634,358
                                               ============      ============


See accompanying notes to consolidated financial statements.

                 CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                Three Months Ended            Six Months Ended
                                     June 30                      June 30
                               1999           1998         1999           1998
                               ----           ----         ----           ----

Operating revenues:      $ 26,101,594   $ 22,408,193  $ 51,433,818  $ 43,423,778

Operating expenses:        20,457,816     16,717,426    40,550,648    32,174,668
                         -------------   ------------ ------------   -----------
  Operating income          5,643,778      5,690,767    10,883,170    11,249,110
                         -------------   ------------ ------------   -----------

Other income (expenses):
  Equity in income of
   affiliates, net             12,324        (24,348)        79,576     (95,181)
  Interest, dividend
    income and gain on
    sale of investments    10,318,467         14,909     12,322,316      97,598
Other expenses,
  principally interest       (485,991)      (276,879)    (1,335,150)   (480,113)
                         -------------    -----------    -----------  ----------
    Total other income
          (expenses)        9,844,800       (286,318)    11,066,742    (477,696)
                        -------------     -----------    ----------   ----------
    Income before income
           taxes           15,488,578      5,404,449     21,949,912  10,771,414

Income taxes                6,345,777      2,209,251      8,937,063   4,438,763
                        -------------    -----------     ----------  -----------

         Net income         9,142,801      3,195,198     13,012,849   6,332,651

Dividends on preferred
stock                           6,577          7,353         13,154      13,771
                        -------------    -----------     ----------  -----------

Earnings for common         9,136,224      3,187,845     12,999,695    6,318,880
stock                   =============    ===========    ===========  ===========

Basic earnings per
common share          $         0.98    $       0.35     $     1.39   $     0.69
                      ===============   =============   ============  ==========
Diluted earnings per
common share          $         0.97    $       0.34     $     1.39   $     0.69
                      ===============   =============   ============  ==========

Basic weighted average
shares outstanding         9,344,207       9,216,723      9,331,927    9,156,073
                      ===============   =============   ===========   ==========

Diluted weighted average
  shares outstanding       9,391,123       9,264,668      9,390,874    9,204,531
                      ==============    ============    ===========   ==========



See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                       Six Months Ended
                                                       ----------------
                                               June 30,                 June 30,
                                                 1999                      1998
                                            -------------            -----------
Cash flows from operating activities:
    Net income                              $ 13,012,849           $  6,332,651
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization           7,359,563              5,635,871
       Postretirement Benefits                    59,810                 63,770
       Loss (gain) on sales of investment
         securities                          (11,178,155)                 ---
       Undistributed income of affiliates        (79,576)                95,181
       Deferred income taxes and tax credits     (57,442)                 ---
       Changes in operating assets and
         liabilities, net of effects of
         acquisitions in 1998:
                Accounts receivable           (2,742,913)            (2,976,526)
                Materials & supplies            (297,864)               524,775
                Other current assets             672,448                378,680
       Accounts payable                        3,475,269              2,186,751
                Customer deposits and
                  advance billings               534,298                 25,004
                Accrued liabilities              275,495                491,665
                Income taxes payable           4,709,755               (973,790)
                                            -------------           ------------
                   Net cash provided by
                    operating activities      15,743,537             11,784,032
                                            -------------           ------------
Cash flows from investing activities:
       Capital expenditures, net             (12,518,658)           (13,152,847)
       Purchase of investments in affiliates  (1,317,412)            (3,846,667)
       Purchase of investment securities      (5,774,436)              (221,124)
       Proceeds from sale of investment
         securities                           12,850,696                129,717
       Partnership capital distribution        1,955,460              1,104,372
       Notes receivable collections, net          ---                   297,000
       Other                                      ---                     9,826
                                              -----------           ------------
              Net cash used in investing
                 activities                   (4,804,350)           (15,679,723)
                                            -------------           ------------

Cash flows from financing activities:
       Proceeds from new debt                     ---                 7,000,000
       Dividends paid                         (2,447,311)            (2,186,371)
       Repurchase of common and preferred
         stock                                   (32,544)              (333,817)
       Proceeds from common stock issuances      357,888                 66,046
       Other                                       ---                 (155,000)
                                            -------------           ------------
        Net cash provided by (used in)
         financing activities                 (2,121,967)             4,390,858
                                             ------------           ------------

Net increase in cash and cash equivalents      8,817,220                495,167
Cash and cash equivalents-beginning of period  2,807,887                  ---
                                            -------------          ------------
Cash and cash equivalents-end of period     $ 11,625,107            $   495,167
                                           =============            ============

See accompanying notes to consolidated financial statements

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income
                                (Unaudited)


                           Three Months Ended                Six Months Ended
                                 June 30                          June 30
                            ------------------               ----------------

                               1999            1998        1999        1998
                               ----            ----        ----        ----

Net income                 $  9,142,801  $  3,195,198   $13,012,849 $ 6,332,651

Other comprehensive
 income, net of tax
  Unrealized holding
   gains (losses) on
   available-for-sale
   securities                 2,278,372     5,578,338    12,242,721  13,533,420
Less reclassification
 adjustment for gains
 realized in net
 income                      (6,626,890)        ---      (6,626,890)     ---
                           ------------- ------------  ------------ -----------
Comprehensive income       $  4,794,283  $  8,773,536  $ 18,628,680 $19,866,071
                           ============= ============= ============= ==========


See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                                (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of June 30, 1999 and 1998, and the results of operations for the six months then ended and cash flows for the six months then ended.

2. In certain instances, amounts previously reported in the 1998 consolidated financial statements have been reclassified to conform with the 1999 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to 4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999.

5. The following is a summary of common stock transactions during the six months ended June 30, 1999.

                                              ........Common........
                                          Shares                     Value
                                          ------                     -----
Outstanding at December 31, 1998....     9,300,769                  $35,748,327
Purchase of common stock....                  (328)                     (26,144)
Issuance of common stock....                53,910                    1,614,846
                                         ----------                -------------
Outstanding at June 30, 1999....          9,354,351                 $37,337,029
                                         ==========                ============

                                               Basic                 Diluted
                                               -----                 --------
Weighted average shares outstanding for the
         six months ended June 30, 1999      9,344,207              9,391,123

6.       SECURITIES AVAILABLE-FOR-SALE
         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Registrant's investments by major security type and class of security at June 30, 1999 and December 31, 1998 were as follows:

                                      June 30, 1999
                                      -------------

Securities              Amortized    Gross Unrealized Gross Unrealized  Fair
Available for Sale      Cost         Holding Gains    Holding Losses    Value
------------------      ----------   -------------    --------------    -----
Certificate of Deposit  $  444,467    $    --         $     --       $   444,467
Equity Securities        7,928,718      29,292,311       (110,253)    37,110,776
                        ----------      ----------     -----------    ----------
         Total          $8,373,185    $ 29,292,311    $  (110,253)   $37,555,243
                        ==========      ==========    =============  ===========

                                December 31, 1998
                                -----------------

Securities              Amortized    Gross Unrealized  Gross Unrealized    Fair
Available for Sale      Cost         Holding Gains     Holding Losses     Value
------------------      ----------   -------------     --------------      ----
Certificate of Deposit  $  116,681    $    --          $     --      $   116,681
Equity Securities        4,140,229      23,667,578      (3,141,596)   24,666,211
                        ----------      ----------      -----------  -----------
         Total          $4,256,910    $ 23,667,578     $(3,141,596)   25,782,892
                        ==========      ==========     ============= ===========

NOTES TO FINANCIAL STATEMENTS CON'T.
------------------------------------

In the three months ended June 30, 1999, the company sold 410,000 shares of ITC^Deltacom stock for a pre-tax gain of $10.4 million. As of June 30, 1999, the company owned approximately 1.1 million shares of ITC^Deltacom stock.

7.       INVESTMENTS IN AFFILIATED COMPANIES

                                              June 30, 1999    June 30, 1998
                                              -------------    -------------
Equity Method:
         Palmetto MobileNet, L.P.             $10,392,004        $10,262,329
         Wireless One of NC, LLC                4,983,809          4,366,105
         Access On                                 77,545            118,476
         BellSouth Carolinas PCS, LP              935,879          1,896,667
         U.S. Telecom Holdings                    347,693            695,385
Cost Method
         ITC Holding Company                    2,724,129          2,724,129
         Illuminet Holdings, Inc.               1,068,624          1,068,624
         Maxcom
         Telecommunications, S.A. de C.V.       8,610,277          8,566,777
         Other                                     91,302             91,302
                                              ------------       ------------
                  TOTAL                       $29,231,322        $29,789,794
                                              ============       ============

8. LONG-TERM DEBT:

Long-term debt consists of the following:

The Registrant has a $60,000,000 line of credit with interest at LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on June 30, 1999 was 5.81%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2000. The credit facility can be renewed for two separate two-year extensions through December 31, 2004. Subject to approval by the North Carolina Utilities Commission, the credit facility will automatically convert to a five-year credit facility maturity on December 31, 2003. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $20,000,00 outstanding under this line of credit at June 30, 1999. The Registrant also has two lines of credit for $5,000,000 each. No amounts were outstanding under these credit lines at June 30, 1999.

                                 June 30, 1999                December 31, 1998
                                 -------------                -----------------
Total Long Term Debt:              $20,000,000                   $20,000,000


9.  Segment Information

Effective December 31, 1998, the Registrant adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Registrant has redefined its segments from Concord Telephone Company and other to the following: The Registrant reports four segments, the incumbent local exchange carrier
(CTC), the competitive local exchange carrier and long distance services

(CLEC/LD), the internet service provider (ISP) and the digital wireless group (DCS). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Registrant evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties. Segment assets are excluding intercompany transactions.

Three Months Ended June 30, 1999:


                           CTC               CLEC/LD              ISP               DCS             OTHER             TOTAL
                       ------------         ----------        ----------        -----------       ----------       ------------
External revenues      $ 18,799,856         $4,291,271        $1,427,674        $ 1,245,293      $   337,500       $ 26,101,594
Intersegment revenues     1,008,855             -                 -                  10,708            -              1,019,563
External expenses        10,536,862          2,981,519         1,335,514          1,626,499          154,253         16,634,647
Intersegment expense         76,547            713,597           213,517             15,902             -             1,019,563
Depreciation and
  amortization            3,278,839            262,410           230,108             14,955           36,857          3,823,169
                      ----------------------------------------------------------------------------------------------------------
Segment operating profit $5,916,463         $  333,745        $ (351,465)       $  (401,355)     $   146,390       $  5,643,778
                      ----------------------------------------------------------------------------------------------------------
Segment assets         $120,764,854         $6,130,377        $7,404,041        $   866,774      $77,430,573       $212,596,619


Three Months Ended June 30, 1998:
                            CTC              CLEC/LD              ISP               DCS             OTHER             TOTAL
                        -----------         ----------        ----------        ----------       -----------       ------------
External revenues      $ 17,198,789         $3,454,864        $  804,436        $  818,437       $   131,667       $ 22,408,193
Intersegment revenues     1,220,904             -                  -                 -                  -             1,220,904
External expenses         9,279,441          2,616,723           618,819         1,065,034           187,382         13,767,399
Intersegment expense         42,106          1,109,331            33,486            35,981              -             1,220,904
Depreciation and
  amortization            2,766,870            152,777            34,611            13,701           (17,932)         2,950,027
                      ----------------------------------------------------------------------------------------------------------
Segment operating profit $6,331,276         $ (423,967)       $  117,520        $ (296,279)      $   (37,783)      $  5,690,767
                      ----------------------------------------------------------------------------------------------------------
Segment assets         $100,701,018         $4,047,770        $7,240,720        $  465,802       $75,121,764       $187,577,074


Six Months Ended June 30, 1999:
                             CTC             CLEC/LD            ISP                DCS               OTHER               TOTAL
                        ------------        ----------       ----------         -----------        ---------       -------------
External revenues       $ 37,604,100        $8,334,304       $2,734,195         $ 2,311,219      $ 450,000         $ 51,433,818
Intersegment revenues      1,929,869            -                -                   17,534           -               1,947,403
External expenses         20,769,023         6,366,380        2,570,558           3,085,946        306,371           33,098,278
Intersegment expense         157,830         1,383,778          378,072              27,723           -               1,947,403
Depreciation and
  amortization             6,397,046           497,566          454,485              29,562         73,711            7,452,370
                      ----------------------------------------------------------------------------------------------------------
Segment operating profit $12,210,070         $  86,580         (668,920)        $  (814,478)     $  68,918         $ 10,883,170
                      ----------------------------------------------------------------------------------------------------------
Segment assets          $120,764,854        $6,130,377        $7,404,041        $   866,774    $77,430,573         $212,596,619

Six Months Ended June 30, 1998:
                                CTC           CLEC/LD            ISP               DCS           OTHER                  TOTAL
               TOTAL         -----------     ----------       ----------        ---------     -----------           -----------
External revenues           $ 34,156,932     $6,636,799       $1,053,475        $1,351,571     $ 225,001            $43,423,778
Intersegment revenues          2,282,181         -                -                 -                 -               2,282,181
External expenses             18,621,244      4,754,328          908,906         1,943,791       310,528             26,538,797
Intersegment expense              70,979      2,101,631           43,485            66,086           -                2,282,181
Depreciation and               5,297,133        270,564           40,946            27,228           -                5,635,871
  amortization
                      ---------------------------------------------------------------------------------------------------------
Segment operating profit     $12,449,757     $ (489,724)      $   60,138         $(685,534)      $(85,527)          $11,249,110
                      ---------------------------------------------------------------------------------------------------------
Segment assets              $100,701,018     $4,047,770       $7,240,720         $ 465,802    $75,121,764          $187,577,074

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
         The liquidity of the Registrant increased during the six month period ended June 30, 1999. Current assets exceeded current liabilities by $8,720,543 at June 30, 1999. In comparison, current assets exceeded current liabilities by $5,988,138 at December 31, 1998.

         Current assets increased by $11,681,389 when compared to December 31, 1998. This increase is primarily due to increases in cash and cash equivalents of $8,817,220 resulting from the sale of ITC^DeltaCom stock; increases of $327,786 in short-term investments; increased accounts receivable, net, of $1,284,824 due to increased activity; increased other accounts receivable of $1,458,090 primarily from Maxcom Telecommunicaciones S.A. de C.V., a provider of telecommunication services in Mexico City, Mexico with whom the Registrant has an affiliation and an increase of $297,864 in materials and supplies due to increased outside plant construction activity. These increases were offset in part by a decrease of $504,394 in prepaid expenses and other assets.

         Current liabilities increased by $8,948,984 during the six months ended June 30, 1999, when compared to December 31, 1998. This increase is primarily from increases in accounts payable of $3,475,269 due to increased business activity; increases in customer deposits and advance billings of $534,298 due to increased customers and revenues; increased income taxes payable of $4,709,755 due to taxes accrued on the sales of ITC^DeltaCom shares and increases in other accrued liabilities of $395,551. These increases were offset in part by a decrease in accrued pension cost of $218,997.

         The Registrant's primary source of liquidity is funds provided by operations. During the six months ended June 30, 1999, cash provided by operations totaled $15,743,537.

         The primary use of cash during this six-month period was for additions to telephone plant and other capital assets - $12,518,658, purchase of investments in affiliates - $1,317,412, purchase of investment securities - $5,774,436, payment of dividends - $2,447,311 and purchase of common and preferred stock - $32,544. Of the amount expended for investments in affiliates, $392,380 was invested in the BellSouth Carolina PCS Limited Partnership; $881,533 was invested in Wireless One of North Carolina, LLC and $43,500 was invested in Maxcom Telecommunicaciones S.A. de C.V.

         At June 30,1999, the fair market value of the Registrant's investment securities was $37.1 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. At June 30, 1999, the Registrant has available lines of credit from First Union National Bank of $60,000,000, First Charter National Bank of $5,000,000 and Rural Telephone Finance Cooperation of $5,000,000. At June 30, 1999, the Registrant had $20,000,000 of principal outstanding under the line with First Union National Bank.

         The Registrant anticipates that all of the capital requirements in 1999 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and the available lines of credit.

Results of Operations
---------------------
Three months ended June 30, 1999 and June 30, 1998
--------------------------------------------------

         Operating revenues increased $3.7 million or 16% for the three months ended June 30, 1999 when compared to the same period of 1998.

         Excluding intersegment revenues, Concord Telephone revenue was $18.8 million, a $1.6 million or 9% increase over the comparable period ending on June 30, 1998. This increase was mainly due to an increase in access revenue due to an increase in minutes and an increase in local revenue driven by access line growth of 5.8%. Custom call features revenue increased almost 20% due to increased telemarketing and sales efforts.

         Competitive local and long distances services revenue was $4.3 million, a $.8 million or 24% increase in revenue. Competitive local exchange services were fully launched during second quarter of 1998, and contributed more than $.6 million to the increase in revenue. At June 30, 1999, 2,343 CLEC lines were in service.

         Internet and data services contributed $1.4 million to the three months ended June 30, 1999, an increase of $.6 million over the same period last year. This increase was driven by the acquisition of VNet, an internet service provider, in second quarter of 1998, coupled with an increase in the June 30, 1999 number of dial-up customers. There were over 14,000 internet and data services customers at June 30, 1999.

         Digital wireless services contributed $1.2 million to revenue, a $.4 million or 52% increase over last year due to the increased number of customers. At June 30, 1999, the digital wireless services business had 8,996 customers.

         Operating expenses, exclusive of depreciation and amortization, increased $2.9 million or 21% for the three months ended June 30, 1999 when compared to the same period of 1998.

         Excluding intersegment expenses, Concord Telephone expenses were $10.5 million, a $1.3 million or 14% increase over the comparable period ending on June 30, 1998. This increase was mainly due to the cost of goods sold associated with business system sales coupled with the costs associated with contracted services and additional headcount.

         Competitive local and long distances services operating expenses were $3.0 million, a $.4 million or 14% increase over the same period last year. This increase reflects additional expenses related to the efforts behind the competitive local exchange service and higher access expense due to the increase in toll revenue. The increase is primarily driven by the costs of the competitive lines sold in 1998 coupled with additional headcount. Since June 30, 1998 the company has installed approximately 1,800 additional access lines.

         Internet and data services operating expenses were $1.3 million for the three months ended June 30, 1999, an increase of $.7 million over the same period last year. This increase was driven by the acquisition of VNet in second quarter of 1998, coupled with an increase in the number of dial-up customers.

         Digital wireless services operating expenses were $1.6 million , a $.6 million or 53% increase over last year due to the increased customer acquisition cost.

         Depreciation expense increased $.9 million or 30% for the three months ended June 30, 1999 when compared to the same period of 1998. This increase reflects an increase in the depreciable assets coupled with the goodwill amortization expense of $.2 million related to the VNet acquisition.

         Other income (expenses) increased $10.1 million when compared to the same period in the prior year. This increase was primarily due to the pre-tax gain from the sale of 410,000 shares of ITC^DeltaCom stock of $10.4 million. At June 30, 1999, the Company owned approximately 1.1 million shares of ITC^DeltaCom. This gain was partially offset by higher interest and other expenses of $.2 million. Equity in income of affiliates remained relatively flat with 1998, the income from the cellular partnership, Palmetto MobileNet, was offset by a one-time additional charge of $791,810 related to the Palmetto MobileNet partnership to reflect the Registrant's 19.54% share of a change in accounting for goodwill amortization.

         Net income increased $5.9 million or 186% over the same period last year.

Six months ended June 30, 1999 and June 30, 1998
------------------------------------------------

         Operating revenues increased $8.0 million or 18% for the six months ended June 30, 1999 when compared to the same period of 1998.

         Excluding intersegment revenues, Concord Telephone revenue was $37.6 million, a $3.4 million or 10% increase over the comparable period ending on June 30, 1998. This increase was mainly due to an increase in access revenue due to an increase in minutes and an increase in local revenue driven by access line growth of 5.8% from June 30, 1998 to June 30, 1999. Custom call features revenue increased 27% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

         Competitive local and long distance services revenue was $8.3 million, a $1.7 million or 26% increase in revenue. Competitive local exchange services were fully launched during the second quarter of 1998, and contributed more than $.6 million to the increase in revenue.

         Internet and data services contributed $2.7 million to the six months ended June 30, 1999, an increase of $1.7 million over the same period last year. This increase was driven by the acquisition of VNet in second quarter of 1998, coupled with an increase in the number of dial-up customers.

         Digital wireless communications services contributed $2.3 million to revenue, a $1.0 million or 71% increase over last year due to the increased number of customers.

         Operating expenses, exclusive of depreciation and amortization, increased $6.6 million or 25% for the six months ended June 30, 1999 when compared to the same period of 1998.

         Excluding intersegment expenses, Concord Telephone expenses were $20.8 million, a $2.1 million or 12% increase over the comparable period ending on June 30, 1998. This increase was mainly due to the cost of goods sold associated with business system sales, higher contracted service expenses and increased headcount.

         Competitive local and long distance services operating expenses were $6.4 million, a $1.6 million or 34% increase over last year. This increase reflects additional expenses related to the efforts behind the competitive local exchange service and higher access expense due to the increase in toll revenue. The increase is primarily driven by the costs of the competitive lines sold in 1998 and the first six months of 1999 coupled with additional headcount.

         Internet and data services operating expenses were $2.6 million for the six months ended June 30, 1999, an increase of $1.7 million over the same period last year. This increase was driven by the acquisition of VNet in second quarter of 1998 and the first six months of 1999 coupled with additional headcount.

         Digital wireless communications services operating expenses were $3.1 million to revenue, a $1.1 million or 59% increase over last year due to the increased number of customers.

         Depreciation expense increased $1.8 million or 32% to $7.5 million for the six months ended June 30, 1999 when compared to the same period of 1998. This increase reflects an increase in the depreciable assets coupled with the goodwill amortization expense of $.3 million related to the VNet acquisition.

         Other income (expenses) increased $11.5 million when compared to the same period in the prior year. This increase was primarily due to:

o Pre-tax gains for the sales of ITC^DeltaCom stock of $11.5 million in 1999,

o An increase in income from affiliates due to lower BellSouth PCS Mobility partnership losses coupled with higher Palmetto MobileNet cellular partnership earnings, partially offset by a one-time amortization adjustment ($.6 million) for Palmetto MobileNet, partially offset by

o Higher other expenses, primarily due to higher interest expense in 1999.

Net income increased $6.7 million or 105% over the same period last year.

Year 2000 Considerations
------------------------

         The Year 2000 project is a top corporate priority and has the full support and commitment of the Registrant's executive management team. In January 1998, the Registrant did a first study of our Year 2000 capabilities and needs and made all appropriate employees aware of the Year 2000 issues. A Year 2000 Project Team, with members representing all significant areas of the Registrant's business operations, was set up. The Registrant retained DMR Consulting Group to help coordinate the initial phases of the Year 2000 project. DMR established a project office in the Registrant's offices and met regularly with members of the Project Team during the first three quarters of 1998 to coordinate overall project needs. DMR completed substantially all of its services during the fourth quarter of 1998 and no longer has an office at the Registrant's offices.

         The Year 2000 Project Team continues to focus on the Year 2000 impact on the Registrant's telecommunications network, internal information systems and business operations generally. Fourteen individual business unit teams have been established, each having responsibility to address Year 2000 issues within the business units, but with direct reporting to and coordination with the Project Team. The Project Team is putting into place an overall compliance process consisting of four phases: (1) Inventory; (2) Assessment; (3) Remediation/Replacement; and (4) Testing.

         The Project Team has completed the inventory and assessment phases of the Year 2000 project. The Registrant estimates that as of July 15, 1999, remediation and replacement efforts company-wide were 99% complete and the testing phase is complete.

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

         Management believes that the Registrant has a sound plan that anticipates and resolves potential Year 2000 issues in a timely manner. The Registrant's critical business applications, network systems and components are Year 2000 ready. The Registrant plans to continue testing and coordination with other network and system operators through 1999.

         The Registrant has existing standard contingency plans in place for handling outages and other emergencies. A consultant has been retained to assist in developing supplemental contingency plans to address any Year 2000 problems that may arise. The written contingency plan is complete, and implementation testing is on-going.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $20.0 million was outstanding on June 30, 1999. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate was 5.81% on June 30, 1999. The Registrant entered into an interest rate swap transaction to establish a fixed rate of interest on $10.0 million of the outstanding principal at December 31, 1998. The interest rate swap will protect the Registrant, the extent of $10.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects the Registrant to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Registrant's financial condition or operations.

Factors That May Affect Future Results
--------------------------------------

         The foregoing discussion contains forward-looking statements about the Registrant that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward- looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Registrant's business. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Factors that may cause actual results to differ materially from these forward- looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions creased by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Registrant's ability to effectively manage rapid changes in technology, (5) whether the Registrant can effectively respond to the actions of its competitors and
(6) whether the Registrant can successfully implement its Year 2000 plan.

         The words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements. In making forward-looking statements, the Registrant claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Registrant undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be viewed with caution.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            An Annual Meeting of Shareholders was held on April 22, 1999. All directors were re-elected for the terms set forth below.

            Proxies were solicited for the following matters:
            (1)    To elect a Board of Directors

                   Three Directors for a three-year term expiring in 2002

                                                 For             Abstain
                   O. Charlie Chewning, Jr.      7,788,658        2,016
                   L. D. Coltrane, III           7,788,658        2,016
                   Phil W. Widenhouse            7,786,470        4,204

                   Three Directors for a two-year term expiring in 2001

                                                  For            Abstain
                   John R. Boger, Jr.             7,788,658       2,016
                   William A. Coley               7,788,658       2,016
                   Ben F. Mynatt                  7,788,295       2,379

                   Three Directors for a one-year term expiring in 2000

                                                   For            Abstain
                   Michael R. Coltrane             7,788,658       2,016
                   Samuel E. Leftwich              7,788,658       2,016
                   Jerry H. McClellan              7,788,146      12,528


                  (2) To approve the Corporation's 1999 Employee Stock Purchase Plan

                       For              Against       Authority Withheld
                       7,270,552        9,249         510,873

Item 4. continued

                  (3) To ratify the action of the Board of Directors in selecting KPMG LLP as independent public accountants to audit the books of the Corporation for the year.

                       For              Against       Authority Withheld
                       7,150,243        243           640,188


Item 5.  Other Information

         Completion of Secondary Offering
         --------------------------------

         On June 29, 1999, the Registrant completed a secondary offering of 1,100,000 shares of common stock at a price to the public of $38.00 per share. The shares were registered with the Securities and Exchange Commission and sold in a firm commitment underwritten offering on behalf of the General Board of Global Ministries of the United Methodist Church and The Cannon Foundation, Inc. On July 8, 1999, an additional 165,000 shares of the Registrant's common stock were sold pursuant to an over-allotment option granted by the selling shareholders to the underwriters in connection with the offering. The Registrant did not sell any of its shares and did not receive any proceeds from the offering.

         Wireless One of North Carolina, LLC
         -----------------------------------

         In July 1999, MCI WorldCom ("MCI") purchased from Wireless One, Inc. its 50.9% interest in Wireless One of North Carolina, LLC ("WONC") for a purchase price of $22.6 million. The Registrant continues to own the remaining 49.1% interest of WONC.

         WONC currently owns various commercial wireless frequencies in North Carolina. In 1998, the Federal Trade Commission determined that these types of frequencies may be used for two-way data and telephone service, as well as for their original purpose of wireless cable systems. WONC continues to evaluate potential uses for its frequency spectrum, including digital video, high speed Internet and other traditional telephony services. The Registrant is currently evaluating its various alternatives with respect to its ownership interest in WONC, including a possible sale of its interest. The Registrant currently has no arrangements or agreement to sell its interest.

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






         August 10, 1999
--------------------------------
                          Date



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