Form 10-Q
period 1999-09-30
CT COMMUNICATIONS INC /NC
filed 1999-11-15
CIK 23259

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

      9,376,916 shares of Common Stock outstanding as of November 10, 1999.

                             CT COMMUNICATIONS, INC.

                                      INDEX




                                                                      Page No.

PART I Financial Information

Balance Sheets --
         September 30, 1999 and December 31, 1998                        3

Statements of Income --
         Three and Nine Months Ended September 30, 1999 and
         1998                                                            5

Statements of Cash Flows --
         Nine Months ended September 30, 1999 and                        6
         1998

Statements of Comprehensive Income --
         Three and Nine Months ended September 30, 1999 and
         1998                                                            7

Notes to Financial Statements                                            8

Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                      11

PART II.          Other Information                                      17

                          PART I. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                     ASSETS

                                                    September 30,         December 31,
                                                         1999                 1998
                                                    ------------          ------------
Current assets:
         Cash and cash equivalents                  $  6,957,672          $  2,807,887
         Short-term investments                          149,111               116,681
         Accounts receivable, net of
           allowance for doubtful
           accounts of $107,500                       14,390,303            12,210,952
         Notes receivable                              1,513,500             1,513,500
         Other accounts receivable                     2,525,225             1,067,163
         Materials and supplies                        2,666,858             2,331,957
         Deferred income taxes                         1,051,855             1,051,855
         Prepaid expenses and
           other assets                                1,081,383             1,583,232
                                                    ------------          ------------
                  Total current assets                30,335,907            22,683,227

Investment securities                                 32,868,158            24,666,211
Investments in affiliates                             30,163,115            29,789,794

Property, plant and equipment:
         Telephone plant in service:
                  Land, buildings, and
                    general equipment                 39,686,292            36,126,709
                  Central office equipment            81,856,039            70,787,607
                  Pole, wire, cables
                    and conduit                       91,789,253            87,587,101
Construction in progress                                 171,665               449,946
                                                    ------------          ------------
                                                     213,503,249           194,501,417

Less accumulated depreciation                        103,463,342            94,329,834
                                                    ------------          ------------
         Net property, plant
                  and equipment                      110,039,907           100,171,583
Intangibles, net                                       6,052,163             6,323,543
                                                    ------------          ------------

                           TOTAL ASSETS             $209,459,250          $183,634,358
                                                    ============          ============


See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                September 30,           December 31,
                                                                     1999                   1998
                                                                -------------           -------------
Current liabilities:
         Current portion of long-term debt and
                  redeemable preferred stock                    $      12,500           $      12,500
         Accounts payable                                           7,649,990               8,597,391
         Customer deposits and advance billings                     2,374,029               1,892,506
         Accrued payroll                                            2,468,371               2,584,993
         Income taxes payable                                       2,755,427                 400,736
         Accrued pension cost                                       1,106,536               1,411,430
         Other accrued liabilities                                  4,024,433               1,795,533
                                                                -------------           -------------
                  Total current liabilities                        20,391,286              16,695,089
                                                                -------------           -------------

Long-term debt                                                     20,000,000              20,000,000
                                                                -------------           -------------
Deferred credits and other liabilities:
         Deferred income taxes                                     16,857,191              14,688,095
         Investment tax credits                                       718,031                 804,195
         Post-retirement benefits other than pension               10,600,120              10,549,204
         Other                                                        892,343               1,189,587
                                                                -------------           -------------
                                                                   29,067,685              27,231,081
                                                                -------------           -------------

Redeemable preferred stock: 4.8% series
         authorized 5,000 shares; issued and
         outstanding 1,375 shares in 1999 and
         1998                                                         125,000                 125,000
                                                                -------------           -------------
                  Total liabilities                                69,583,971              64,051,170

Stockholders' equity:
         Preferred stock not subject to
         mandatory redemption:
                  5% series, $100 par value; 3,362 and
                  3,440 shares outstanding in 1999 and
                  1998, respectively                                  336,200                 344,000
                  4.5% series, $100 par value; 618 and
                  628 shares outstanding in 1999 and
                  1998, respectively                                   61,800                  62,800
         Common Stock
                  9,376,434 and 9,300,769 shares
                  outstanding in 1999 and 1998,
                  respectively                                     38,206,596              35,748,327
         Other capital                                                298,083                 298,083
         Deferred compensation                                     (1,205,438)               (697,338)
         Other accumulated comprehensive income                    17,090,953              13,100,748
         Retained earnings                                         85,087,084              70,726,568
                                                                -------------           -------------
                           Total stockholders' equity             139,875,278             119,583,188
                                                                -------------           -------------


         Contingency                                                     --                      --
                                                                -------------           -------------

                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                 $ 209,459,250           $ 183,634,358
                                                                =============           =============


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                         Nine Months Ended
                                                      September 30                              September 30
                                               1999                 1998                 1999                 1998
                                           ------------         ------------         ------------         ------------
Operating revenues:                        $ 26,594,439         $ 23,760,610         $ 78,028,257         $ 67,184,388

Operating expenses:                          20,743,281           18,247,914           61,293,929           50,422,582

         Operating income                     5,851,158            5,512,696           16,734,328           16,761,806
                                           ------------         ------------         ------------         ------------

Other income (expenses):
         Equity in income of
          affiliates, net                       709,034              257,433              788,610              162,252
         Interest, dividend income
           and gain on sale
           of investments                     2,533,344              135,307           14,855,660              232,905

         Other expenses,
         principally interest                  (593,460)            (296,537)          (1,928,610)            (776,650)
                                           ------------         ------------         ------------         ------------

   Total other income (expenses)              2,648,918               96,203           13,715,660             (381,493)
                                           ------------         ------------         ------------         ------------

         Income before income taxes           8,500,076            5,608,899           30,449,988           16,380,313

Income taxes                                  3,485,265            2,406,027           12,422,328            6,844,790
                                           ------------         ------------         ------------         ------------

         Net income                           5,014,811            3,202,872           18,027,660            9,535,523

Dividends on preferred stock                      6,548                6,823               19,702               20,468
                                           ------------         ------------         ------------         ------------

Earnings for common stock                  $  5,008,263         $  3,196,049         $ 18,007,958         $  9,515,055
                                           ============         ============         ============         ============

Basic earnings per common share            $       0.53         $       0.34         $       1.93         $       1.03
                                           ============         ============         ============         ============
Diluted earnings per common share          $       0.53         $       0.34         $       1.92         $       1.03
                                           ============         ============         ============         ============


Basic weighted average shares
outstanding                                   9,368,722            9,295,095            9,344,371            9,202,414
                                           ============         ============         ============         ============

Diluted weighted average shares
 outstanding                                  9,427,219            9,343,076            9,402,868            9,250,713
                                           ============         ============         ============         ============


See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                        ------------------------------------
                                                                        September 30,          September 30,
                                                                            1999                    1998
                                                                        ------------           ------------
Cash flows from operating activities:
         Net income                                                     $ 18,027,660           $  9,535,523
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
                  Depreciation and amortization                           11,517,009              9,050,202
                  Postretirement Benefits                                     50,915                420,386
                  Gain on sales of investment
                    securities                                           (13,450,074)                  --
                  Undistributed income of affiliates                        (788,609)              (162,252)
                  Deferred income taxes and tax credits                      (86,164)                  --
                  Changes in operating assets and
                    liabilities, net of effects of
                    acquisitions in 1998:
                           Accounts receivable                            (3,173,594)            (4,545,007)
                           Materials & supplies                             (334,901)                85,310
                           Other current assets                              501,849                512,434
                           Accounts payable                                 (947,401)             1,221,283
                           Customer deposits and
                             advance billings                                481,523                 (7,230)
                           Accrued liabilities                             1,815,351                551,513
                           Income taxes payable                            2,354,691              1,432,248
                                                                        ------------           ------------
                                    Net cash provided by
                                      operating activities                15,968,255             18,094,310
                                                                        ------------           ------------
Cash flows from investing activities:
         Capital expenditures, net                                       (20,299,978)           (20,168,591)
         Purchase of investments in affiliates                            (1,615,173)            (3,877,919)
         Purchase of investment securities                                (5,754,943)              (100,668)
         Proceeds from sale of investment
           securities                                                     16,954,454                148,556
         Partnership capital distribution                                  1,955,460              2,230,402
         Notes receivable collections, net                                      --                 (503,000)

                                    Net cash used in investing
                                     activities                           (8,760,180)           (22,271,220)
                                                                        ------------           ------------

Cash flows from financing activities:
         Proceeds from new debt                                                 --                7,879,137
         Dividends paid                                                   (3,667,613)            (3,313,034)
         Repurchase of common and preferred stock                            (42,917)              (337,167)
         Proceeds from common stock issuances                                652,240                209,739
         Other                                                                  --                     --
                                                                        ------------           ------------
                                    Net cash used in financing
                                     activities                           (3,058,290)            (4,438,675)
                                                                        ------------           ------------


Net increase in cash and cash equivalents                                  4,149,785                261,765
Cash and cash equivalents-beginning of period                              2,807,887                   --
                                                                        ------------           ------------
Cash and cash equivalents-end of period                                 $  6,957,672           $    261,765
                                                                        ============           ============

See accompanying notes to consolidated financial statements

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                       Three Months Ended                          Nine Months Ended
                                           September 30                              September 30
                                ---------------------------------         ---------------------------------
                                    1999                 1998                 1999                 1998
                                ------------         ------------         ------------         ------------
Net income                      $  5,014,811         $  3,202,872         $ 18,027,660         $  9,535,523

Other comprehensive
 income, net of tax
  Unrealized holding
   gains (losses) on
   available-for-sale
   securities                       (124,699)            (707,536)          12,118,022           12,825,884
Less reclassification
 adjustment, net of tax,
 for gains realized in
 net income                       (1,457,927)                --             (8,084,817)                --
                                ------------         ------------         ------------         ------------
Comprehensive income            $  3,432,185         $  2,495,336         $ 22,060,865         $ 22,361,407
                                ============         ============         ============         ============

See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                                   (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of September 30, 1999 and 1998, and the results of operations for the nine months then ended and cash flows for the nine months then ended.

2. In certain instances, amounts previously reported in the 1998 consolidated financial statements have been reclassified to conform with the 1999 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to 4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999.

5. The following is a summary of common stock transactions during the nine months ended September 30, 1999.

                                                Shares             Value
                                             ------------      ------------
Outstanding at December 31, 1998                9,300,769      $ 35,748,327
Purchase of common stock                             (548)          (34,117)
Issuance of common stock                           76,213         2,492,386
                                             ------------      ------------
Outstanding at September 30, 1999               9,376,434      $ 38,206,596
                                             ============      ============

                                                Basic             Diluted
                                             ------------      ------------
Weighted average shares outstanding for the
         nine months ended September 30, 1999   9,344,371         9,402,868

6.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Registrant's investments by major security type and class of security at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30, 1999

Securities                     Amortized      Gross Unrealized    Gross Unrealized          Fair
Available for Sale               Cost           Holding Gains      Holding Losses          Value
------------------            -----------        -----------        -----------         -----------
Certificate of Deposit        $   149,111        $      --          $      --           $   149,111
Equity Securities               6,173,079         26,861,841           (166,762)         32,868,158
                              -----------        -----------        -----------         -----------
         Total                $ 6,322,190        $26,861,841        $  (166,762)        $33,017,269
                              ===========        ===========        ===========         ===========

                                                       December 31, 1998

Securities                     Amortized      Gross Unrealized    Gross Unrealized          Fair
Available for Sale               Cost           Holding Gains      Holding Losses          Value
------------------            -----------        -----------        -----------         -----------
Certificate of Deposit        $   116,681        $      --          $      --           $   116,681
Equity Securities               4,140,229         23,667,578         (3,141,596)         24,666,211
                              -----------        -----------        -----------         -----------
         Total                $ 4,256,910        $23,667,578        $(3,141,596)        $24,782,892
                              ===========        ===========        ===========         ===========

NOTES TO FINANCIAL STATEMENTS CON'T.

In the three and nine months ended September 30, 1999, the Registrant sold 90,000 shares and 500,000 shares respectively of ITC(+)Deltacom common stock for a pre-tax gain of $2.3 million and $13.8 million. As of September 30, 1999, the Registrant owned approximately 1.0 million shares of ITC(+)Deltacom common stock.

7.       INVESTMENTS IN AFFILIATED COMPANIES

                                                          September 30, 1999       December 31, 1998
                                                          ------------------       -----------------
Equity Method:
         Palmetto MobileNet, L.P.                             $12,048,321              $10,262,329
         Wireless One of NC, LLC                                5,059,216                4,366,105
         Access On                                                 57,824                  118,476
         BellSouth Carolinas PCS, LP                              404,577                1,896,667
         U.S. Telecom Holdings                                    173,846                  695,385
Cost Method
         ITC Holding Company                                    2,724,129                2,724,129
         Illuminet Holdings, Inc.                               1,068,624                1,068,624
         Maxcom
           Telecommunications, S.A. de C.V.                     8,610,277                8,566,777
         Other                                                     16,301                   91,302
                                                              -----------              -----------
                  TOTAL                                       $30,163,115              $29,789,794
                                                              ===========              ===========

8. LONG-TERM DEBT:

Long-term debt consists of the following:

The Registrant has a $60,000,000 line of credit with interest at LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on September 30, 1999 was 5.81%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $20,000,000 outstanding under this line of credit at September 30, 1999. The Registrant also has two lines of credit for $5,000,000 each. As of September 30, 1999 the Registrant had $1,540,000 in short term debt outstanding under these credit lines.

                              September 30, 1999       December 31, 1998
                              ------------------       -----------------
Total Long Term Debt:           $20,000,000               $20,000,000

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

Three Months Ended September 30, 1999:

                               CTC             CLEC/LD              ISP                DCS              OTHER               TOTAL
                          ------------      ------------       ------------       ------------       ------------       ------------
External revenues         $ 19,318,018      $  4,309,661       $  1,490,861       $  1,363,398       $    112,501       $ 26,594,439
Intersegment revenues          965,264              --                 --               13,176               --              978,440
External expenses           10,087,135         3,445,347          1,347,210          1,627,770            171,180         16,678,642
Intersegment expense           125,058           602,782            233,489             17,111               --              978,440
Depreciation and
  amortization               3,459,019           296,205            226,505             15,778             67,132          4,064,639
                          ----------------------------------------------------------------------------------------------------------
Segment operating
profit/(loss)             $  6,612,070      $    (34,673)      $   (316,343)      $   (284,085)      $   (125,811)      $  5,851,158
                          ----------------------------------------------------------------------------------------------------------
Segment assets            $117,767,428      $  8,370,871       $  7,679,299       $  1,807,235       $ 73,834,417       $209,459,250

Three Months Ended September 30, 1998:

                               CTC             CLEC/LD              ISP                DCS              OTHER               TOTAL
                          ------------      ------------       ------------       ------------       ------------       ------------
External revenues         $ 18,135,164      $  3,601,558       $  1,126,075       $    785,314       $    112,499       $ 23,760,610
Intersegment revenues        1,319,619              --                 --                 --                 --            1,319,619
External expenses            9,503,205         2,879,072          1,045,054          1,239,732            166,520         14,833,583
Intersegment expense            38,214         1,165,064             80,360             35,981               --            1,319,619
Depreciation and
  amortization               2,963,304           182,397            254,759             13,871               --            3,414,331
                          ----------------------------------------------------------------------------------------------------------
Segment operating
profit/(loss)             $  6,950,060          (624,975)      $   (254,098)      $   (504,270)      $    (54,021)      $  5,512,696
                          ----------------------------------------------------------------------------------------------------------
Segment assets            $108,285,702      $  4,194,562       $  7,007,279       $    637,051       $ 71,474,469       $191,599,063

Nine Months Ended September 30, 1999:

                               CTC             CLEC/LD              ISP                DCS              OTHER               TOTAL
                          ------------      ------------       ------------       ------------       ------------       ------------
External revenues         $ 56,922,118      $ 12,643,965      $  4,225,056       $  3,674,617       $    562,501       $ 78,028,257
Intersegment revenues        2,895,133              --                --               30,710               --            2,925,843
External expenses           30,856,158         9,811,727         3,917,768          4,713,716            477,551         49,776,920
Intersegment expense           282,888         1,986,560           611,561             44,834               --            2,925,843
Depreciation and
  amortization               9,856,065           793,771           680,990             45,340            140,843         11,517,009
                          ---------------------------------------------------------------------------------------------------------
Segment operating
profit/(loss)             $ 18,822,140            51,907          (985,263)      $ (1,098,563)      $    (55,893)      $ 16,734,328
                          ---------------------------------------------------------------------------------------------------------
Segment assets            $117,767,428      $  8,370,871      $  7,679,299       $  1,807,235       $ 73,834,417       $209,459,250

Nine Months Ended September 30, 1998:

                               CTC             CLEC/LD              ISP                DCS              OTHER               TOTAL
                          ------------      ------------       ------------       ------------       ------------       ------------
External revenues         $ 52,292,096      $ 10,238,357       $  2,179,550       $  2,136,885       $    337,500       $ 67,184,388
Intersegment revenues        3,601,800              --                 --                 --                 --            3,601,800
External expenses           28,124,449         7,633,400          1,953,960          3,183,523            477,048         41,372,380
Intersegment expense           109,193         3,266,695            123,845            102,067               --            3,601,800
Depreciation and
  amortization               8,260,437           452,961            295,705             41,099               --            9,050,202
                          ----------------------------------------------------------------------------------------------------------
Segment operating
profit/(loss)             $ 19,399,817      $ (1,114,699)      $   (193,960)      $ (1,189,804)      $   (139,548)      $ 16,761,806
                          ----------------------------------------------------------------------------------------------------------
Segment assets            $108,285,702      $  4,194,562       $  7,007,279       $    637,051       $ 71,474,469       $191,599,063

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The liquidity of the Registrant increased during the nine-month period ended September 30, 1999. Current assets exceeded current liabilities by $9,944,621 at September 30, 1999. In comparison, current assets exceeded current liabilities by $5,988,138 at December 31, 1998.

         Current assets increased by $7,652,680 when compared to December 31, 1998. This increase is primarily due to increased cash and cash equivalents of $4,149,785 due to the sale of ITC(+)Deltacom common stock; increased accounts receivable of $2,179,351 from increased sales and revenues; increased other accounts receivable of $1,458,090 primarily from Maxcom Telecommunicaciones S.A. de C.V., a provider of telecommunication services in Mexico City, Mexico with whom the Registrant has an affiliation; and an increase of $334,901 in materials and supplies due to increased outside plant construction activity.

         Current liabilities increased by $3,696,197 from December 31, 1998 to September 30, 1999. This increase is primarily from increases in customer deposits and advance billings of $481,523 due to increased customers and revenues; increased income taxes payable due to taxes accrued on the sale of ITC(+)DeltaCom shares and increases in other accrued liabilities of $2,228,900 due to the increases in outstanding line of credit with First Charter National Bank of $1,540,000. These increases were offset in part by a decrease in accrued pension cost of $304,894 and decreases in accounts payable of $947,401.

         The Registrant's primary source of liquidity is funds provided by operations. During the nine months ended September 30, 1999, cash provided by operations totaled $16,000,687.

         The primary use of cash during this period was for additions to telephone plant - $20,299,978, purchase of investments in affiliates - $1,615,173, purchase of investment securities - $5,754,943, payment of dividends
- $3,667,613 and purchase of common and preferred stock - $42,917. Of the amount expended for investments in affiliates, $486,140 was invested in the BellSouth Carolina PCS Limited Partnership; $1,085,533 was invested in Wireless One of North Carolina, LLC and $43,500 was invested in Maxcom Telecommunicaciones S.A. de C.V. The funds used to purchase investment securities were obtained primarily from the sale of ITC(+)Deltacom common stock.

         At September 30,1999, the fair market value of the Registrant's investment securities was $32.9 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. At September 30, 1999, the Registrant has available lines of credit from First Union National Bank of $60,000,000, First Charter National Bank of $5,000,000 and Rural Telephone Finance Cooperation of $5,000,000. At September 30, 1999, the Registrant had $20,000,000 of principal outstanding with First Union National Bank and $1,540,000 outstanding under the line with First Charter National Bank.

         The Registrant anticipates that all of the capital requirements in 1999 associated with its construction program, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments and the available lines of credit.

Results of Operations

Three months ended September 30, 1999 and September 30, 1998

         Operating revenues increased $2.8 million or 12% to $26.6 million for the three months ended September 30, 1999 when compared to the same period of 1998.

         Excluding intersegment revenues, Concord Telephone revenue was $19.3 million, a $1.2 million or 7% increase over the comparable period ending on September 30, 1998. This increase was mainly due to an increase in access revenue due to an increase in minutes and an increase in local revenue driven by access line growth of 6.8%. Custom call features revenue increased almost 22% due to increased telemarketing and sales efforts.

         Competitive local exchange carrier ("CLEC")and long distance services revenue was $4.3 million, a $.7 million or 20% increase over the same period last year. CLEC contributed $.5 million to the increase in revenue. At September 30, 1999, 3,326 CLEC lines were in service compared to 989 CLEC lines at September 30, 1998. Approximately one third of these lines are located at Concord Mills Mall in Concord, North Carolina, which opened in late September, 1999.

         Internet and data services revenue was $1.5 million in the three months ended September 30, 1999, an increase of $.4 million or 32% over the same period last year. This increase was driven by a 30% increase in the number of dial-up, dedicated high speed and web hosting customers. There were over 15,000 internet and data services customers at September 30, 1999, compared to 11,699 at September 30, 1998.

         Digital wireless services revenue was $1.4 million, in the three months ended September 30, 1999, a $.6 million or 74% increase over last year due to the increased number of customers. At September 30, 1999, the digital wireless services business had 9,750 customers, compared to 5341 customers at September 30, 1998.

         Operating expenses, exclusive of depreciation and amortization, increased $1.8 million or 12% to $16.7 million for the three months ended September 30, 1999 when compared to the same period of 1998.

         Excluding intersegment expenses, Concord Telephone expenses were $10.1 million, a $.6 million or 6% increase over the comparable period ending on September 30, 1998. This increase was mainly due to the cost associated with contracted services and additional headcount.

         The Registrant is engaged in several new business ventures which have experienced operating losses as a result of increased expenses for the associated start up costs.

         CLEC and long distances services operating expenses were $3.4 million, a $.6 million or 20% increase over the same period last year. This increase reflects additional expenses due to marketing and service cost related to the CLEC service and higher access expense due to the increase in toll revenue.

         Internet and data services operating expenses were $1.3 million for the three months ended September 30, 1999, an increase of $.3 million or 29% over the same period last year. This increase was driven by the addition of approximately 3,557 additional internet and data services customers and additional headcount.

         Digital wireless services operating expenses were $1.6 million , a $.4 million or 31% increase over last year. This increase was primarily due to the increased number of customers.

         Depreciation expense increased $.65 million or 19% to $4.1 million for the three months ended September 30, 1999 when compared to the same period of 1998. This increase reflects an increase in the depreciable assets.

         Other income (expenses) increased $2.6 million when compared to the same period in the prior year. This increase was primarily due to:

         - a $2.3 million pre-tax gain from the sale of 90,000 shares of ITC(+)DeltaCom stock. At September 30, 1999, the Company owned approximately 1.0 million shares of ITC(+)DeltaCom.

         - Lower BellSouth PCS Mobility partnership losses coupled with higher Palmetto MobileNet cellular partnership earnings reflecting a $.5 million increase in equity in income of affiliates.

         These increases were partially offset by:

         - higher other expenses of $.3 million, primarily due to higher interest expense in 1999.

         Net income increased $1.8 million or 57% to $5.0 million over the same period last year.

Nine months ended September 30, 1999 and September 30, 1998

         Operating revenues increased $10.8 million or 16% to $78.0 million for the nine months ended September 30, 1999 when compared to the same period of 1998.

         Excluding intersegment revenues, Concord Telephone revenue was $56.9 million, a $4.6 million or 9% increase over the comparable period ending on September 30, 1998. This increase was mainly due to an increase in access revenue due to an increase in minutes and an increase in local revenue driven by access line growth of 6.8% from September 30, 1998 to September 30, 1999. Custom call features revenue increased 25% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

         CLEC and long distance services revenue was $12.6 million, a $2.4 million or 23% increase over the same period last year. CLEC services contributed $1.6 million to the increase in revenue.

         Internet and data services revenues were $4.2 million for the nine months ended September 30, 1999, an increase of $2.0 million or 94% over the same period last year. This increase was driven by the acquisition of Vnet, an internet service provider, in second quarter of 1998, coupled with an increase in the number of dial-up customers.

         Digital wireless communications services contributed $3.7 million to revenue, a $1.5 million or 72% increase over last year due to the increased number of DCS customers.

         Operating expenses, exclusive of depreciation and amortization, increased $8.4 million or 20% to $49.8 million for the nine months ended September 30, 1999 when compared to the same period of 1998.

         Excluding intersegment expenses, Concord Telephone expenses were $30.9 million, a $2.7 million or 10% increase over the comparable period ending on September 30, 1998. This increase was mainly due to the cost of goods sold associated with business system sales, higher contracted service expenses and increased headcount.

         CLEC and long distance services operating expenses were $9.8 million, a $2.2 million or 29% increase over last year. This increase reflects additional marketing and service expenses related to the CLEC service and higher access expense due to the increase in toll revenue. The increase is primarily driven by the costs of the competitive lines sold in 1998 and the first nine months of 1999 coupled with additional headcount.

         Internet and data services operating expenses were $3.9 million for the nine months ended September 30, 1999, an increase of $2.0 million or 101% over the same period last year. This increase was driven by the acquisition of Vnet in second quarter of 1998, along with an increase in the number of dial-up customers and additional headcount.

         Digital wireless services operating expenses were $4.7 million to revenue, an increase $1.5 million or 48% increase over last year due to the increased number of DCS customers.

         Depreciation expense increased $2.5 million or 27% to $11.5 million for the nine months ended September 30, 1999 when compared to the same period of 1998. This increase reflects an increase in the depreciable assets coupled with the goodwill amortization expense of $.5 million related to the VNet acquisition.

         Other income (expenses) increased $14.1 million when compared to the same period in the prior year. This increase was primarily due to:

         - Pre-tax gains for the sales of ITC(+)DeltaCom stock of $13.8 million in 1999,

         - An increase in income from affiliates due to lower BellSouth PCS Mobility partnership losses coupled with higher Palmetto MobileNet cellular partnership earnings, partially offset by a one-time amortization adjustment ($.6 million) for Palmetto MobileNet,

         - Higher other expenses, primarily due to higher interest expense in 1999.

Net income increased $8.5 million or 89% to $18 million over the same period last year.

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

         The Year 2000 Project Team continues to focus on the Year 2000 impact on the Registrant's telecommunications network, internal information systems and business operations generally. Fourteen individual business unit teams have been established, each having responsibility to address Year 2000 issues within the business units, but with direct reporting to and coordination with the Project Team. The Project Team has implemented an overall compliance process consisting of four phases: (1) Inventory; (2) Assessment; (3) Remediation/Replacement; and
(4) Testing. The Registrant has completed these four phases of the Year 2000 Project, and believes that it is 100 percent compliant.

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

         The Registrant has existing standard contingency plans in place for handling outages and other emergencies; however, the restraint has supplemented these plans and has developed additional contingency plans to address the potential impact of the Year 2000 problems of our network and information systems. These plans are complete and have been tested. A consultant has been retained to assist in developing supplemental contingency plans to address any Year 2000 problems that may arise. The written contingency plan is complete, and implementation testing is on-going.

         In 1998, out-of-pocket expenses for the Year 2000 project were approximately $500,000. In the nine months ended September 30, 1999, the Registrant has expended approximately $455,000 for completion of Year 2000 Project.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $20.0 million was outstanding on September 30, 1999. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate was 5.81% on September 30, 1999. The Registrant entered into an interest rate swap transaction to establish a fixed rate of interest on $10.0 million of the outstanding principal at December 31, 1998. The interest rate swap will protect the Registrant, the extent of $10.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects the Registrant to above market interest costs if interest rates decline. The Registrant had $1,540,000 outstanding on an unsecured revolving credit loan with First Charter on September 30, 1999. The interest rate on this credit facility is variable based on prime rate minus 1.2%. The interest rate was 7.05% on September 30, 1999. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Registrant's financial condition or operations.

Factors That May Affect Future Results

         The foregoing discussion contains forward-looking statements about the Registrant that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Registrant's business. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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


November 15, 1999
--------------------------------
                            Date



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