Form 10-K
period 1999-12-31
CT COMMUNICATIONS INC /NC
filed 2000-03-28
CIK 23259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM                TO

                        Commission File Number: 0-19179

                            CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-1837282
---------------------------------------------  ---------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer Identification
        incorporation or organization                             Number)

          68 CABARRUS AVENUE, EAST
           CONCORD, NORTH CAROLINA                                 28025
---------------------------------------------  ---------------------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $462,280,004 (based on the March 1, 2000 closing price of the Common Stock of $56.75 per share). As of March 1, 2000, there were 9,397,636 shares of the Company's Common Stock outstanding. (Price and share amounts have not been adjusted for the Company's two-for-one stock dividend payable on April 5, 2000 to shareholders of record on March 15, 2000).

                      Documents Incorporated by Reference

           DOCUMENT OF THE COMPANY                     FORM 10-K REFERENCE LOCATION
           -----------------------                     ----------------------------
  Certain portions of the Annual Report to
   Shareholders for the fiscal year ended
              December 31, 1999                               PARTS I and II

     2000 Annual Meeting Proxy Statement                         PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CT COMMUNICATIONS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................  1
Item 2.   Properties..................................................  12
Item 3.   Legal Proceedings...........................................  13
Item 4.   Submission of Matters to a Vote of Security Holders.........  13
Item 4A.  Executive Officers of the Company...........................  14

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Shareholder Matters.........................................  15
Item 6.   Selected Financial Data.....................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................  22
Item 8.   Financial Statements and Supplementary Data.................  22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  22

                                 PART III
Item 10.  Directors and Executive Officers of the Company.............  23
Item 11.  Executive Compensation......................................  23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  23
Item 13.  Certain Relationships and Related Transactions..............  23

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  23

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

GENERAL

     CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides integrated telecommunications services to residential and business customers located primarily in North Carolina and South Carolina. We offer a comprehensive package of telecommunications services, including local and long distance telephone, Internet and data services and digital wireless services.

     We began operations in 1897 as the Concord Telephone Company. Concord Telephone continues to operate as an incumbent local exchange carrier ("ILEC") in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan Counties, North Carolina. This area is located just northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C. Our ILEC offers a full range of local telephone, long distance and other enhanced services.

     In 1998, we began to operate as a competitive local exchange carrier ("CLEC") in the northern Charlotte markets contiguous to our ILEC service area. A significant concentration of our customers are in the Salisbury, North Carolina area. Our CLEC business focuses on small-to-medium-size companies in secondary markets along the I-85 corridor. Our CLEC offers services substantially similar to those offered by our ILEC.

     We provide long distance telephone service in the same areas served by our ILEC and CLEC. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route traffic to the lowest cost provider.

     We offer Internet and data services to both ILEC and CLEC business and residential customers. In May 1998, we significantly expanded this business through our strategic acquisition of Vnet, a business-oriented Internet service provider based in Charlotte. We provide dial-up and high speed dedicated Internet access, Web hosting, Web design, electronic commerce applications and digital subscriber line ("DSL") services.

     We offer our own branded digital wireless services through a resale arrangement with BellSouth Corp.'s Carolinas' PCS Limited Partnership (the "DCS Partnership"). The DCS Partnership offers service throughout most of North Carolina and South Carolina and is one of the largest regional digital wireless networks in the Southeast. Roaming agreements with other wireless carriers enable our customers to utilize their digital wireless services throughout the United States and in a number of foreign countries.

     The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 73% of our operating revenues and approximately 98% of our operating profit in 1999. Despite anticipated growth of other products and services, as described below, we expect that Concord Telephone will continue to account for a significant portion of our revenue and earnings in 2000. Certain business, financial and competitive information about our operations is discussed below. For certain other information regarding our business segments, see the Note entitled "Segment Information" in the Notes to Consolidated Financial Statements in our 1999 Annual Report of Shareholders, which information is incorporated into this report by reference.

     Effective January 28, 1999, our Voting Common Stock and Class B Nonvoting Common Stock were converted into a single class of Common Stock (the "Recapitalization"). Pursuant to the Recapitalization, our Articles of Incorporation were amended to (i) provide for one class of Common Stock, consisting of 100 million authorized shares, and (ii) reclassify each issued and outstanding share of Voting Common Stock into 4.4 shares of Common Stock and each issued and outstanding share of Class B Nonvoting Common Stock into 4.0 shares of Common Stock. Cash was paid in lieu of issuing any fractional shares. On July 24, 1997, the Board of Directors declared a three-for-two stock dividend payable August 29, 1997. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the Recapitalization and the 1997 stock dividend, unless otherwise indicated.

     On February 24, 2000, the Board of Directors declared a two-for-one stock dividend payable on April 5, 2000 to shareholders of record on March 15, 2000. Share and per share amounts in this Annual Report on Form 10-K have not been adjusted to reflect this stock dividend.

     CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. Our principal executive offices are located at 68 Cabarrus Avenue, East, Concord, North Carolina 28025 (telephone number: (704) 722-2500.)

OPERATIONS

     Our four primary business segments are described in more detail below.

     ILEC SERVICES

     Concord Telephone offers integrated telecommunications services as an ILEC to customers served by nearly 117,000 access lines in Cabarrus, Stanly and Rowan Counties. Our ILEC network facilities include nearly 15,000 fiber miles, serving nine exchanges in a host-remote switch architecture.

     The access line growth rate has continued to accelerate in recent years, increasing from 4.5% in 1995 to 7.1% in 1999. Strong growth in the business market has been a significant driver of this increase. The business growth rate has increased from 7.9% in 1995 to 13.9% in 1999. As a result of this strong growth in the business market, we expect the percentage of total access lines represented by business customers to continue to increase. The following table details access line growth over the past five years:

                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                      1999      1998      1997      1996     1995
                                                     -------   -------   -------   ------   ------
ACCESS LINES
  Residential......................................   87,857    83,612    79,398   75,915   73,104
  Business.........................................   29,078    25,535    23,175   20,632   18,498
                                                     -------   -------   -------   ------   ------
  Total ILEC                                         116,935   109,147   102,573   96,547   91,602
                                                     =======   =======   =======   ======   ======
PERCENTAGE GROWTH
  Residential......................................      5.1%      5.3%      4.6%     3.8%     3.7%
  Business.........................................     13.9%     10.2%     12.3%    11.5%     7.9%
  Total ILEC.......................................      7.1%      6.4%      6.2%     5.4%     4.5%
PERCENT OF TOTAL
  Residential......................................     75.1%     76.6%     77.4%    78.6%    79.8%
  Business.........................................     24.9%     23.4%     22.6%    21.4%    20.2%

     Continued high customer satisfaction remains a top priority, and our efforts are directed accordingly. We have implemented a number of performance and satisfaction measures in our operations and continue to survey customers monthly to gauge loyalty and satisfaction. We hold all of our employees accountable for service quality, and a portion of their compensation depends upon customer survey results.

     Our ILEC sales team is structured to provide maximum flexibility for our customers. Residential customers may personally meet with a sales and service representative in one of our four business offices or can alternatively take advantage of the convenience of calling into our centralized customer care center. Our sales team provides "one-stop" shopping; each residential customer service representative is trained in all residential applications, including Internet and data services, digital wireless and paging services, and telephone equipment, and will additionally address any follow-up sales and billing concerns.

     Business customers are served by a specialized group trained to manage the specialized products and services unique to business customers. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

     A centralized operations service center coordinates provisioning and maintenance for all ILEC customers. In addition to receiving maintenance requests, this center dispatches field personnel and monitors the status of all service orders and maintenance requests. To ensure continued customer satisfaction, the center is measured against targeted time intervals and the ability to meet customer commitment dates.

     Our core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. In 1996, we began conversion to a Nortel DMS 100/200 network switching platform. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted.

     Regulation. Our ILEC is subject to extensive regulation by various federal, state and local governmental bodies. Federal laws and regulations have opened our ILEC's local service market to competition, have required us to permit interconnection with our network and have established our obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the interconnection of facilities, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases our ILEC's business risks and may have a substantial impact on our ILEC's future operating results. Among recent Federal Communications Commission regulatory developments is the FCC's Third Report and Order in CC Docket No. 96-98 (the "UNE Remand Order"), which was released on November 5, 1999. The UNE Remand Order established a new set of unbundled network elements ("UNEs") that ILECs are obligated to provide to competing carriers under Sections 251(e)(3) and 251(d)(2) of the Telecommunications Act. Among other things, the UNE Remand Order effectively requires ILECs to permit competing carriers to "convert" resold local exchange services and, in certain circumstances, special access services, to "combinations" of UNEs at reduced prices. On December 9, 1999, the FCC released its Fourth Report and Order in CC Docket No. 96-98 and Third Report and Order in CC Docket No. 98-147 ("Line Sharing Order"). The Line Sharing Order is designed to promote competitive entry into broadband services by requiring ILECs to provide competing carriers with access to the high frequency portion of the telephone lines, or loops, that an ILEC uses to provide voice communication services to its customers. This requirement will enable competing carriers to offer advanced data services, such as DSL services used for high-speed access to the Internet, to the ILEC's customers, using the same telephone lines as the ILEC.

     In the interrelated areas of access charge reform and universal service, the FCC currently has several proceedings pending that could materially change both the manner in which our ILEC imposes interstate access charges and the level of those charges. On September 15, 1999, the FCC released a consolidated Notice of Proposed Rulemaking in four of these ongoing proceedings (CC Docket Nos. 94-1, 96-45, 96-262 and 99-249) seeking comments on a proposal submitted by the Coalition for Affordable Local and Long Distance Service ("CALLS"), a coalition of certain long distance and local service providers. The CALLS proposal is a voluntary program for ILECs that have chosen to be subject to price cap regulation for their interstate access charges. If adopted by the FCC, the CALLS proposal would significantly alter the existing access charge rate structures of the ILECs participating in the program, in a manner designed to eliminate certain implicit subsidies previously authorized by the FCC. This would substantially change the way in which those ILECs currently collect access charges, as well as reduce the level of such charges for long distance calls by certain customers, including multi-line business customers. The FCC is also considering other competing proposals, including a proposal by the state members of the Federal-State Joint Board on Universal Service that would eliminate certain ILEC charges to end-user subscribers and instead impose a single flat charge on long distance carriers. The outcome of these proceedings could have a substantial, and potentially adverse, impact on the structure of our ILEC's access charges and the level of access charge revenues that our ILEC collects. The FCC also governs our ILEC's rates for interstate access services.

     State laws and regulations require us to comply with North Carolina pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. Local regulations require us to obtain municipal franchises and to comply with various building codes and business license requirements. These federal, state and local regulations are discussed in more detail under "Legislative and Regulatory Developments" under this Item 1.

     Since September 1997, our ILEC's rates for local exchange services have been established under a price regulation plan approved by the North Carolina Utilities Commission. Under the price regulation plan, our charges are no longer subject to rate-base, rate-of-return regulation. Instead, the charges for most of our local exchange services may be adjusted to reflect changes in inflation reduced by a 2% assumed productivity offset. Charges are also subject to adjustment when required to compensate for certain exogenous events outside of our control, such as jurisdictional cost shifts or legislative mandates. We have agreed to maintain current price levels for basic residential local service until September 2000, when they may be adjusted.

     Competition. Several factors have resulted in rapid change and increased competition in the local telephone market over the past 15 years, including:

     - growing customer demand for alternative products and services,

     - technological advances in transmitting voice, data and video,

     - development of fiber optics and digital electronic technology,

     - a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks, and

     - legislation and regulations designed to promote competition.

     As the incumbent local exchange carrier for Cabarrus, Stanly and Rowan Counties, we compete with CLECs. In exchange for rate rebalancing, pricing flexibility and simplification of rate plans in our price regulation plan, we agreed to open our markets to competition for local dial tone service. In the second quarter of 1998, we entered into interconnection agreements with Time Warner Communications of North Carolina, L.P. and US LEC of North Carolina, LLC, to provide access to our local telephone service market. We currently are negotiating interconnection agreements with Alltel Communications, Inc. and with Empire Communications Corp., which we expect to be finalized during 2000. Although competitive losses have been minimal since we opened our market almost two years ago, we expect these interconnection agreements to continue to create significant competitive pressure regarding our largest business customers. To address these competitive threats, our ILEC has matched the pricing and service offerings of these competitors. This price regulation plan flexibility has allowed us to maintain a 99% market share.

     Cable operators are also entering the local exchange market. Time Warner currently offers telephony services in its major markets and cable service in our core service area. Also, AT&T Corp. recently has made significant investments to upgrade its cable systems to offer telephony services. Other sources of competition include various wireless service providers.

     On January 10, 2000, Time Warner and America Online, Inc. ("AOL"), the country's largest internet service provider, announced that they had entered into an agreement to merge. If the merger is consummated, the post-merger company could become a formidable competitor to our ILEC and will seek to provide consumers with a "one-stop" source for a broad array of telecommunications, information and Internet services. AOL and Time Warner have already stated that their proposed service offerings post-merger will include a communications platform that combines AOL's instant messaging service with local telephony over cable. According to AOL and Time Warner, the merger will accelerate the availability of broadband interactive services to consumers and drive further growth in electronic commerce. The merger may also presage further consolidation involving telecommunications, cable and information services providers.

     CLEC AND LONG DISTANCE SERVICES

     Our competitive local exchange carrier ("CLEC") business began in 1998 through our interconnection agreement with BellSouth Telecommunications, Inc. in Salisbury, North Carolina and northern Charlotte. At December 31, 1999, we were providing competitive local access to customers served by nearly 3,600 access lines in these markets with an additional 400 sold but not yet in service. Through February 2000, we also have sold an additional 1,600 access lines that are not yet in service. In January 2000, we obtained approval to provide competitive local access in South Carolina and have entered into interconnection agreements with BellSouth and GTE Corporation/Sprint Corporation. We also recently entered into an interconnection agreement with Alltel Carolinas, Inc. allowing us to provide CLEC services in their territory, including the Matthews and Mooresville, North Carolina areas. We service a majority of these customers under resale arrangements. However, in 1999 we shifted from a resale strategy and began offering service on our own facilities.

     Our CLEC business group employs the same sales strategy as our ILEC business group, using locally based account executives who meet face-to-face with business customers. Our CLEC offers an integrated combination of communications services, including local service, long distance and enhanced voice services, and Internet and data services. Our CLEC uses the same billing platform as our ILEC. A significant portion of compensation for our CLEC's sales organization is based on individual and group sales results.

     Our CLEC manages our own network elements and those elements leased from the incumbent local carrier, utilizing the MetaSolv TBS ordering and provisioning system. The CLEC's customer care group has received specialized training specific to interconnection ordering and provisioning processes. We hold these employees to the same high standards for service quality as our ILEC customer care groups.

     We deploy a facilities-based network in our expansion markets, collocating our own remote switching equipment with the incumbent telephone company. We connect the local remote switches in each of our expansion markets using a variety of fiber optic links. We typically lease appropriate network elements from the incumbent carrier to give us greater control over the service quality and platform for rapid expansion in the future. We expanded our facilities-based service into the northern Charlotte markets in 1999 with the opening of the Concord Mills Mall and expect to expand into 10 more markets in 2000. As we develop a critical mass of customers in a specific market, we will evaluate the economics of pushing our own network elements closer to our customer base, providing even more control and flexibility. In 1996, we installed a Nortel DMS 500 switch in Charlotte that permits us to switch the local traffic from our CLEC and all of our long distance traffic.

     We have interconnection agreements with Carolinas FiberNet, LLC, which, through its partners, offers a continuous fiber network encompassing 16 states and more than 10,000 fiber route miles. The Carolinas FiberNet network extends to many of the smaller markets in North Carolina and South Carolina. Barry R. Rubens, our Chief Financial Officer, is a director of Carolinas FiberNet.

     We began offering long distance services to our ILEC customers in 1992 and now provide that service to approximately 79,000 access lines. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route the traffic to the lowest cost provider. In our ILEC service area, approximately 68% of the total lines are subscribed to our own branded long distance service.

     Regulation. In general, our CLEC establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like the ILEC, our CLEC must comply with various rules of the North Carolina Utilities Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our CLEC interstate services, including access and long distance services.

     Competition. Our CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. We also face, and will continue to face, competition from other current and potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end-users.

     The long distance market has become significantly more competitive since 1984, when AT&T was required to divest its local telephone system. Since that time, new competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint and MCI WorldCom, Inc. On October 5, 1999, Sprint and MCI WorldCom announced that they had entered into a merger agreement, which, if approved by the applicable regulatory authorities, would result in two dominant long distance competitors, AT&T and MCI/Sprint. Furthermore, Bell Atlantic Corporation recently obtained approval to provide long distance services in New York, and SBC Communications, Inc. is seeking approval in Texas. BellSouth is expected by many industry analysts to obtain approval to provide long distance service in some southern states in late 2000 or early 2001. These competitors benefit from established market share and from established trade names through nationwide advertising. Internet-protocol telephony, a potential competitor for low cost telephone service, is also developing.

     INTERNET AND DATA SERVICES

     In 1997, we began providing dial-up Internet access to residential and business customers. In May 1998, we acquired Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina. The Vnet acquisition added approximately 5,000 Internet accounts, including 400 business accounts. In September 1999, we added approximately 900 Internet accounts through the acquisition of Catawba Valley Internet Partnership, an Internet service provider based in Cherryville, North Carolina. In February 2000, we purchased substantially all of the business assets of Internet of Concord, including 1,845 dial-up and Web hosting accounts. At March 1, 2000, we had approximately 19,500 Internet customers.

     Internet Access Service. We offer a variety of dial-up and dedicated access solutions which provide access to the Internet. We also offer a full range of customer premise equipment required to connect to the Internet. Our access services include:

     - Dedicated Access. We offer a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a full range of Internet applications.

     - DSL Access. We began to offer high-speed Internet access service using DSL technology in the third quarter of 1999. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Our DSL service is available at speeds up to 768 Kbps. Our DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network ("ISDN") and at flat-rate prices that are lower than traditional dedicated access charges.

     - Dial-up Access. Our dial-up services provide access to the Internet through ordinary telephone lines at speeds of up to 56 Kbps and through digital ISDN lines at speeds of up to 128 Kbps.

     Web Services. We offer a variety of value-added services, including Web hosting, Web design, collocation, virtual private networks or intranets, remote access and security solutions, and video conferencing.

     Electronic Commerce. We provide software solutions that enable companies to conduct electronic commerce. We offer electronic data interchange/extraNet solutions consisting of software and services that are designed to help businesses connect to their suppliers and customers. We also provide Internet commerce software to allow businesses to build Web applications for commerce-enabled Web sites, intranets and extranets. Common features of this software include the ability to build electronic catalogs to conduct transactions and to integrate with business systems, including purchasing, accounting and inventory systems.

     Account executives sell Internet and data services directly to business customers in the Charlotte metropolitan area, including Gastonia, Concord, Kannapolis, and Monroe, as well as in Raleigh and Greensboro, North Carolina and in Charleston and Rock Hill, South Carolina. Our technical support staff is available 24 hours a day, seven days a week. Our technicians design, order, configure, install and maintain all of our equipment to suit the customer's needs. We have a customer care group dedicated to Internet and data services.

     We provide Internet and data services primarily through our own network in our ILEC and CLEC territories. In other areas, we use the network of the local telephone company. We purchase access to the Internet from national Internet backbone providers, which provide DS-3 access at all major national access points.

     Regulation. In general, Internet and data services are not regulated at the federal level. However, an important regulatory issue currently pending before both the FCC and federal courts is how Internet traffic will be classified and treated for purposes of interstate access charges and reciprocal compensation related to local traffic. Internet service providers currently obtain access services from local exchange carriers without having to pay the access charges that interexchange carriers pay for equivalent service. This special exemption may be withdrawn at any time, in which case Internet services could be subject to access charges.

     Currently, calls placed by end-users to Internet service providers are subject to reciprocal compensation payments under existing interconnection agreements. On February 26, 1999, the FCC decided that these calls are primarily jurisdictionally interstate traffic and that the Telecommunications Act does not require reciprocal compensation to be paid on them. The decision asserts that because no federal rules governing inter-carrier compensation for this traffic currently exist, the determination of whether it is subject to reciprocal compensation may be made by state regulatory commissions. The FCC's decision states that state commission decisions mandating the payment of reciprocal compensation for Internet service providers' traffic may conform with federal law. Although the FCC may re-assert jurisdictional authority and preempt state commission findings regarding reciprocal compensation, it has not yet shown an inclination to do so. We are uncertain as to the outcome of these matters or the impact on our Internet business.

     In cases between BellSouth and US LEC Corp. and between BellSouth and ICG Communications, Inc., the North Carolina Utilities Commission has ruled that Internet traffic originating and terminating in the same calling area is subject to local reciprocal compensation as specified in existing interconnection agreements. Commissions in numerous other states have made similar rulings. However, our ILEC and BellSouth agreed in late 1999 to amend their interconnection agreement to exclude Internet traffic from compensation arrangements.

     Another significant issue facing Internet service providers is whether they will be given access to broadband systems operated by cable television companies. Internet service providers generally believe that such mandatory access is appropriate and would allow them to provide competitive high-speed broadband service to more customers. For example, AOL, as the world's largest Internet service provider, strongly advocates "open access," although it is not currently supporting the need for government intervention to mandate open access. Time Warner and AOL recently agreed, as part of their proposed merger, to open Time Warner's cable systems to competing Internet service providers. AT&T and Mindspring Enterprise, Inc. recently have reached a similar agreement. The issue continues to be debated and legislation has been introduced to Congress to mandate access to broadband cable networks. However, the FCC has thus far declined to take action on the matter. The ultimate outcome of this issue could have a significant impact on the success of Internet service providers.

     Competition. The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

     - access and content providers, such as AOL, the Microsoft Network and Prodigy;

     - local, regional and national Internet service providers, such as PSINet, EarthLink, and Mindspring;

     - the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth, and MCI WorldCom;

     - online services offered by incumbent cable providers, such as Time Warner; and

     - DSL providers, such as COVAD and Northpoint.

     The recently announced merger plans of AOL/Time Warner and MCI/Sprint create further, formidable competitive threats in the Internet and data services market, assuming that those mergers are approved by the applicable regulatory authorities and consummated. In both instances, the merging companies have announced plans to leverage their combined assets and resources post-merger to offer a wide variety of Internet and data-related services.

     DIGITAL WIRELESS SERVICES

     Under our existing agreements with the DCS Partnership, we have the ability to offer digital wireless services as part of our integrated services package to customers anywhere in North Carolina and South Carolina. We offer digital wireless services in Cabarrus, Stanly, Rowan and Iredell Counties in North Carolina through a branded resale arrangement with the DCS Partnership. We sell digital wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through four retail outlets in Concord (2), Statesville and Salisbury, North Carolina. Digital wireless products and services are also sold through our ILEC business offices and our direct sales force. At December 31, 1999, we served approximately 10,700 customers, a 65% increase over the approximately 6,500 customers served at December 31, 1998. Customer attrition for 1999 averaged 2.8% per month.

     We have approximately a 2.0% interest in the DCS Partnership, which includes BellSouth Telecommunications, a subsidiary of Duke Energy Company, a subsidiary of Carolina Power & Light Company and approximately 30 other independent telephone companies. The DCS Partnership owns a 100% digital communications network in North Carolina and South Carolina, an area covering approximately 11 million people. The DCS Partnership's digital wireless network is based on Global System for Mobile Communications ("GSM") wireless technology, which offers advanced services and functionality, secure communications, digital voice quality and national and international roaming. GSM technology is proven technology used by more than 370 service providers in over 129 countries and by more than 200 million customers worldwide. GSM provides our customers with extensive roaming capabilities both nationally and internationally.

     The DCS Partnership is primarily responsible for the marketing function of our digital wireless business. It develops and implements promotions, develops and advertises pricing plans, conducts market research, develops collateral materials, and otherwise markets the DCS Partnership's digital wireless service throughout most of North Carolina and South Carolina. We support the DCS Partnership's service plans and promotions through local advertising and distribution efforts.

     Customer service is provided by specialized service representatives trained to handle the specific requirements of our digital wireless customers. The ordering and provisioning of digital wireless service can be performed at our store locations or by the customer through a toll-free 800 number.

     Each independent telephone company limited partner in the DCS Partnership has the option to partition a pre-defined service area. Our pre-defined service area includes Cabarrus, Rowan and Stanly Counties and the southern portion of Iredell County. Partitioning would allow us to purchase the license, base station sites, and any customers the DCS Partnership has acquired in the area. After partitioning, we would continue to purchase pre-defined services from the DCS Partnership, such as switching, under an operating agreement. The operating agreement also provides customer service and technical performance requirements for the DCS Partnership and the partitioning telephone company.

     We have until June 30, 2000 to exercise our right to partition. We expect the net cost of partitioning to be between $12 million and $15 million, payable in full in the fourth quarter of 2000. Additionally, we must pay the costs to own and operate the portion of the network in our partitioned area. If we elect to partition, we expect to finance the costs associated with partitioning by borrowing under our existing credit facility. Following partitioning, we would operate as a provider of wireless products and services within our partitioned area, and we could continue reselling wireless services outside the partitionable area. At the time of partitioning, our wireless network is expected to be substantially built out throughout our partitionable area. If we elect not to partition, we may continue to resell the services of the DCS Partnership throughout its service area.

     Regulation. The construction, operation, management and transfer of digital wireless systems in the United States is regulated by the FCC. Digital wireless carriers are exempt from regulation by the North Carolina Utilities Commission. The regulation of wireless services is discussed in more detail under "Legislative and Regulatory Developments" in this Item 1.

     Competition. Currently, six wireless carriers compete in the Charlotte metropolitan area, including AT&T, Nextel, Sprint PCS, Alltel Mobile, Bell Atlantic Mobile and BellSouth. This competition has led to intense pressure on the pricing of services. In 1998, several providers introduced "flat rate" pricing which eliminated roaming charges and further reduced prices. We intend to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and capitalizing on the strength of customers' loyalty to us based on multiple service relationships.

INVESTMENTS

     We have made several strategic investments designed to contribute to the execution of our business strategy. The investments are described below.

     Palmetto MobileNet. In January 1998, we merged our cellular telephone interests with Palmetto MobileNet, L.P. We own 19.8% of Palmetto MobileNet, which holds 50% general partnership interests in 10 rural service areas covering more than two million people in North Carolina and South Carolina. Alltel Mobile is the managing partner of the 10 cellular rural service area general partnerships.

     Maxcom. In 1996, we participated with Grupo Radio Centro in forming Maxcom Telecommunicaciones, S.A. de C.V. (formerly Amaritel), a competitive telecommunications company offering local, long distance and network telecommunications services in Mexico. During 1998, we participated in an additional $49 million private equity financing of Maxcom. The participants were the original investors and a group of investors with international telecommunications experience, including BankAmerica International Investment Corporation, BancBoston Investments, Inc. and Bachow Investments Partners III, L.P. The 1998 financing increased Maxcom's equity to $70 million, which combined with a $100 million loan from an international bank, provided Maxcom with up to $170 million to build the initial phases of its system. On March 10, 2000, Maxcom privately issued $275 million of senior notes, the proceeds of which will be used to prepay vendor financing and construct its next generation platform. The system is being built primarily by Lucent Technologies, Inc., which is using a wide spectrum of technology, ranging from microwave to wired fiber optic networks. Maxcom began offering commercial services in Mexico City and

Puebla, Mexico in April 1999 and had over 17,000 lines in service on December 31, 1999. It expects to begin providing DSL service in June 2000.

     On March 8, 2000, we entered into a Capital Contribution Agreement with Maxcom and its shareholders. Under this agreement, the shareholders of Maxcom are obligated to contribute a total of $35 million to Maxcom in exchange for capital stock and warrants to purchase additional stock. The capital contributions must be made to Maxcom by September 30, 2000. Our required capital contribution is approximately $6 million. Our obligation to pay this amount is secured by an Irrevocable Standby Letter of Credit that was issued on March 2, 2000.

     In October 1997, we entered into an operating agreement with Maxcom, under which we provided management expertise and strategic advice for the venture. The operating agreement was amended as of October 1, 1999 to accelerate the transition of management responsibilities from our employees to Maxcom employees. We now primarily provide support and advisory services as requested by Maxcom. In addition to certain advisory fees, we can earn an additional $450,000 each year plus options to acquire 250,000 shares of Maxcom common stock if certain operating and financial performance goals are met. The operating agreement expires on December 31, 2000.

     Wireless One. In 1995, we participated with Wireless One, Inc. in forming Wireless One of North Carolina to develop and launch wireless cable systems in North Carolina. Wireless One of North Carolina entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and holds the majority of the spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. Wireless One of North Carolina continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services.

     In December 1999, MCI WorldCom purchased Wireless One, Inc., which owns a 50.0% interest in Wireless One of North Carolina, for cash and stock plus the assumption of certain liabilities. We continue to own a 49.5% interest of Wireless One of North Carolina. We are evaluating our various alternatives with respect to our ownership interest in Wireless One of North Carolina, including a possible sale of our interest. We currently have no arrangements or agreement to sell our interest.

     DCS Partnership. In 1994, we purchased an approximate 2.0% interest in the DCS Partnership.

     Passive Investments. Our passive investments consist of equity interests in several private and public companies. We own 3.8% of ITC Holding Company, which participated in the formation of a number of successful telecommunications companies, including ITC-DeltaCom, Inc. (Nasdaq: "ITCD"), Powertel, Inc. (Nasdaq: "PTEL") and MindSpring Enterprise, Inc. (Nasdaq: "MSPG").

     As a result of the corporate reorganization of ITC Holding Company in 1997, we received shares of ITC-DeltaCom and currently own 1.6% of the outstanding shares of ITC-DeltaCom. We sold an aggregate of 660,000 shares of ITC-DeltaCom from time to time during 1999 and expect to continue to sell shares in 2000 as we deem appropriate.

     ITC Holding has announced a further reorganization pursuant to which we will receive shares of Knology, Inc., in a tax-free spin-off. To maintain the tax-free nature of this transaction, we, and other ITC Holding Company shareholders, have agreed not to sell or transfer the Knology shares for two years following the date on which the shares are distributed to us.

     In addition, we own approximately 3.1% of Illuminet Holdings, Inc., which was formed by a group of independent telephone companies, including our ILEC, to provide billing and collection services and a national SS7 network and now markets these services to other carriers. Illuminet completed its initial public offering of common stock in October 1999 and now trades on the Nasdaq National Market ("ILUM"). Our Illuminet shares are subject to certain sale restrictions that expire in April 2000. We expect to sell Illuminet shares from time to time as we deem appropriate.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

     The telecommunications industry is subject to federal, state and local regulation. The application of these regulations to our business segments is discussed above. A more general description is set forth below.

     Federal Regulations. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls. The Telecommunications Act is intended to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Implementation of its legislative objectives is the task of the FCC, state public utilities commissions and a federal-state joint board. The Telecommunications Act makes all state and local barriers to competitive entry unlawful, whether they are direct or indirect. The Telecommunications Act directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations. Among the numerous pending FCC proceedings are its Implementation of the Local Competition Provisions of the Telecommunications Act of 1996 proceeding (CC Docket No. 96-98), its Deployment of Wireline Services Offering Advanced Telecommunications Capability proceeding (CC Docket No. 98-147), and at least four proceedings relating to universal service and access charge reform (CC Docket Nos. 94-1, 96-45, 96-262, 99-249).

     In addition to opening up local exchange markets, the Telecommunications Act contains provisions for:

     - updating and expanding telecommunications service guarantees;

     - removing certain restrictions relating to former AT&T operating companies (the Regional Bell Operating Companies) resulting from the federal court antitrust consent decree issued in 1984;

     - the entry of telephone companies into video services;

     - the entry of cable television operators into other telecommunications industries;

     - changes in the rules for ownership of broadcasting and cable television operations; and

     - changes in the regulations governing cable television.

     Each state retains the power to impose "competitively neutral" requirements that are both consistent with the Telecommunications Act's universal service provision and necessary for universal service, public safety and welfare, continued service quality and consumer rights. Although a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or adopt new requirements under this section is not clear. In addition, before it preempts a state or local requirement as violating the entry barrier prohibition, the FCC must hold a notice and comment proceeding.

     The FCC must forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and repeal or modify any that it deems to be no longer in the public interest.

     Although certain interpretive issues under the Telecommunications Act have not yet been resolved, it is apparent that the requirements of the Telecommunications Act have led to increased competition among providers of local telecommunications services and have simplified the process of switching from incumbent local exchange carrier services to those offered by competitive access providers and competitive local exchange carriers.

     The FCC regulates wireless services through its Wireless Telecommunications Bureau. Providers of wireless mobile radio services are considered "common carriers" and are subject to the obligations of such carriers, except where specifically exempted by the FCC. As a result, our wireless operations and business plans may be impacted by FCC regulatory activity. For example, the FCC has concluded that commercial mobile radio service providers are entitled to enter into reciprocal compensation arrangements with local exchange carriers. The FCC has declined at this time to classify commercial mobile radio service providers themselves as local exchange carriers subject to the obligations of the Telecommunications Act, but could do so at some point in the future. Other regulatory issues currently facing wireless carriers include issues relating to telephone number administration. Because they are common carriers, wireless carriers are subject to FCC and state actions regarding exhaustion, conservation or expansion of telephone numbers and area codes. Programs to conserve or expand telephone number and area code resources may possibly have a disproportionate impact on wireless carriers because such carriers may not have a large reserve of spare numbers, as wireline carriers may have, and so-called "area code overlay" programs are sometimes imposed on wireless carriers alone, which forces their customers to dial more digits for most local calls than wireline callers in the same area. Within the past year, the FCC has issued an order asserting jurisdiction over nearly all telephone numbering issues.

     A cellular licensee must apply for FCC authority to use additional frequencies to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations with respect to the siting and construction of cellular transmitter towers and antennas. The FCC also has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating acceptable levels of radio frequency emissions from radio equipment, including cellular telephones, which could result in more restrictive standards for such devices.

     State and Local Regulation. We are also regulated by the North Carolina Utilities Commission because we provide intrastate telephone services within North Carolina. As a result, we must comply with North Carolina pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. The rules and regulations are designed primarily to promote the public's interest in receiving quality telephone service at reasonable prices. Our networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city by city and county by county basis.

EMPLOYEES

     At December 31, 1999, we had approximately 570 employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and other equipment. Our principal operations are conducted in a building we own at 68 Cabarrus Avenue East, Concord, North Carolina. This headquarters facility was built in 1956 and expanded in 1967. More recently, in 1999 we made substantial interior renovations to the Cabarrus Avenue facility. This headquarters building has approximately 53,000 square feet of floor space.

     During 1994, we acquired 14.7 acres of property north of Concord adjoining Interstate 85 for use as a campus-style business office center. We purchased an additional acre of property at this site during 1996. The first of several buildings to be constructed at this site was completed in the fourth quarter of 1996. This building is currently occupied by our customer service personnel and has approximately 12,000 square feet of floor space. In the second quarter of 1998, we completed construction of the second building on this tract of property. It is identical to the building completed there during 1996. It is occupied primarily by our sales and marketing group, which freed office space at the Cabarrus Avenue headquarters facility. There is significant room on this property for construction of additional facilities as needed in the future.

     We also own a general warehouse located in Concord. This facility was completely renovated in 1991 and has approximately 12,300 square feet of floor space. We enlarged our warehouse storage facilities by adding approximately 9,760 square feet of warehouse space in 1995. Approximately 3,800 square feet of the warehouse space renovated in 1995 is currently occupied by our outside plant engineering group.

     In November 1997, we purchased a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King's Grant Development. This property may be used for future development if needed.

     All of our central office switching equipment is digital. In mid-1997, we began replacing Concord Telephone's digital switching platform by changing from AG switches to state-of-the-art Nortel DMS switches. This replacement process will continue as business conditions warrant. In 1997, we also replaced the DOTS operator workstations used by Concord Telephone with TOPS workstations from Nortel. In 1998, we installed and co-located a Reltec digital loop carrier at the BellSouth central office in Salisbury, North Carolina.

     In connection with our PCS operations, we have entered into four real property leases to house our retail outlets in Concord, Statesville and Salisbury, North Carolina. We also lease office space on West Cabarrus Avenue and Penny Lane, Northeast, in Concord, North Carolina and on University Executive Park Drive and East Ninth Street in Charlotte, North Carolina. None of these leases are material to our operations or financial condition.

     As of December 31, 1999, 18% of our telephone plant in service was represented by land, buildings and general equipment; 38% by central office equipment; and 44% by wires, cables, conduits, poles and related equipment. These connecting lines, poles, wires, cables and conduits and related equipment are located on streets and public highways that we do not own, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

     We use approximately 135 motor vehicles in our operations.

     During 1997, a portion of our physical property was subject to a Indenture of Mortgage and Deed of Trust dated August 1, 1958, as supplemented and amended, securing our First Mortgage Bonds. This debt was retired on March 1, 1997, and the related liens were released.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1992, we were notified by the Environmental Protection Agency ("EPA") that we are a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act at the Bypass 601 Groundwater Contamination Superfund Site (the "Site") in Concord, North Carolina. We, along with approximately 70 other companies, have entered into a Consent Decree with the United States. Pursuant to the Consent Decree, the companies are conducting a cleanup of the Site. The companies have also reimbursed the EPA for approximately $4.3 million in costs that the agency has incurred at the Site. Under the allocation system adopted by the companies, we have paid a total of $53,128. Based on the progress of the cleanup thus far and the funds available from other sources to pay for the cleanup, the companies do not expect that they or we will be required to pay any additional amounts.

     CT Communications and Concord Telephone are named as defendants, in addition to numerous other named defendants, in a lawsuit filed by six former employees of US Telecom and US Telecom East, Inc. CT Communications, through its subsidiaries, previously participated as a financial investor in US Telecom Holdings, Inc. We believe that the claims are without merit and are vigorously defending the suit. We further believe that the outcome of this litigation will not be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following list sets forth with respect to each of our current executive officers, his or her name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.

     L. D. Coltrane, III, age 81, has been a director since 1965 and became President and Chairman of the Board in 1986. He is the father of Michael R. Coltrane.

     Michael R. Coltrane, age 53, has been a director since 1988 when he also became President and Chief Executive Officer. Prior to joining us in 1988, he was Executive Vice President of First Charter National Bank for more than six years and Vice President of a large regional bank for more than ten years. Mr. Coltrane is Vice Chairman of Maxcom, and a director of Palmetto MobileNet, Northeast Medical Center, Vice Chairman of First Charter Corporation and Vice Chairman of the United States Telephone Association. Mr. Coltrane is the son of
L. D. Coltrane, III.

     Barry R. Rubens, age 40, has been a Senior Vice President, the Chief Financial Officer, Secretary and Treasurer since 1995. He was Vice President-External Affairs from 1992 to 1995. Mr. Rubens serves on the executive committee of BellSouth Carolinas PCS, LLC, as a director of Maxcom, as a director of Carolinas FiberNet and as an officer and board member of Wireless One of North Carolina, LLC. Prior to joining us, Mr. Rubens was a senior manager with Ernst & Young's telecommunications practice in Washington, D.C.

     Catherine A. Duda, age 47, has been a Senior Vice President and Assistant Secretary since 1996. Beginning in mid-1998, Ms. Duda assumed primary responsibility for the customer service and sales operations of our ILEC. From 1995 to 1996, she was the Vice President-Marketing. Prior to joining us, she was the Vice President of Frontier Corporation.

     Michael R. Nash, age 47, has been a Senior Vice President since January 1999 and has primary responsibility for our network technology and network operations. From 1995 to 1998, he was a Vice President of Standard Telephone Company. From 1974 to 1995, he was an operations director of BellSouth.

     Thomas A. Norman, age 59, has been a Senior Vice President and Assistant Secretary since 1995. Since mid-1998, Mr. Norman has served as interim Chief Executive Officer and a director of Maxcom. Mr. Norman has 30 years of experience with Ohio Bell Telephone Company and Sprint, where he was most recently State President of Sprint-Illinois.

     Kenneth R. Argo, age 65, has been a Vice President and Assistant Secretary since 1983. Since January 1999, Mr. Argo managed our Year 2000 computer project and assisted with our CLEC operations. From 1995 to 1998, Mr. Argo was Chief Information Officer and from 1983 to 1995 he was the Controller. Prior to joining us, Mr. Argo was Treasurer of Cannon Mills.

     Richard L. Garner, Jr., age 53, has been Vice President-Human Resources since June 1998. From 1979 to January 1998, he was the Senior Vice President of Personnel and Real Estate at Pic N' Pay Stores.

     John A. Goocher, age 36, was Senior Director of Sales and Operations for Sprint PCS from January 1998 to July 1999 and was its Director of Finance from April 1996 to January 1998. Prior to that time, he held various management positions at BellSouth. Mr. Goocher joined the Company as Vice President -- Marketing after leaving Sprint PCS.

     Amy M. Justis, age 35, has been Vice President -- Finance since September 1999. From March 1999 to September 1999, she was the Director of Finance of the Network and Carrier Service Division (North Operations) of BellSouth Telecom, Inc., a telecommunications provider. From 1994 to March 1999, she was the Manager of Finance of the Network and Carrier Service Division of BellSouth Telecom, Inc.

     Charlotte S. Walsh, age 53, has been a Vice President since December 1998 and currently functions as our Chief Information Officer. From 1996 to 1998, she was the Vice President-Chief Information Officer of Thorn America, a retail furniture company. From 1992 to 1996, she was the Division Vice President-Information Services of Helzberg Diamonds, a retail jewelry company.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Prior to January 29, 1999, both our Voting Common Stock and our Class B Nonvoting Common Stock traded principally in local transactions without the benefit of an established public trading market, although a Charlotte-based brokerage firm made a market as shares of the Class B Nonvoting Common Stock were offered for sale. During 1998, the last reported sale prices for the Class B Nonvoting Common Stock ranged from $31.50 to $50.00 per share, as adjusted to reflect the Recapitalization. On January 29, 1999, the Recapitalization became effective and our Common Stock began trading on the Nasdaq National Market under the symbol "CTCI."

     The following table shows the high and low last reported sale prices per share of our Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH        LOW
                                                              ------      ------
Year Ended December 31, 1999
  First Quarter.............................................   56.75       38.75
  Second Quarter............................................   44.50       37.00
  Third Quarter.............................................   49.38       40.50
  Fourth Quarter............................................   59.50       45.00
Year Ending December 31, 2000
  First Quarter (through March 1, 2000).....................   60.13       50.25

     We paid the following cash dividends per share during the past two calendar years:

                                                             DIVIDEND
                                                             --------
Year Ended December 31, 1998
  First Quarter.............................................   $.12
  Second Quarter............................................    .12
  Third Quarter.............................................    .12
  Fourth Quarter............................................    .12
Year Ended December 31, 1999
  First Quarter.............................................   $.13
  Second Quarter............................................    .13
  Third Quarter.............................................    .13
  Fourth Quarter............................................    .13

     Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate. Under the terms of a credit agreement, the amount of cash dividends payable on our Common Stock in any fiscal year may not exceed 100% of our consolidated net earnings for the immediately preceding fiscal year and may not have a material adverse effect on our properties, business, prospects, operations or condition (financial or otherwise). In addition, we may not pay dividends on our Common Stock if any dividends on our Preferred Stock are in arrears. These provisions are not expected to have a material effect on our ability to pay dividends.

     The number of holders of record of our Common Stock as of March 1, 2000, was 1,762. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

     The foregoing stock prices and dividend amounts have been adjusted to reflect the Recapitalization. They have not been adjusted to reflect the two-for-one stock dividend payable on April 5, 2000 to shareholders of record on March 15, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 1999, 1998, 1997, 1996 and 1995 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 1999, 1998 and 1997 included in our 1999 Annual Report to Shareholders, incorporated herein by reference, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                                     YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------
                                 1999           1998           1997             1996           1995
                             ------------   ------------   ------------     ------------   ------------
Income Statement Data(1)
  Operating revenues.......  $105,591,594   $ 91,725,394   $ 78,483,514     $ 67,054,006   $ 60,417,351
  Operating expenses.......    83,223,191     70,272,414     58,390,372       51,349,967     43,201,065
                             ------------   ------------   ------------     ------------   ------------
     Operating income......    22,368,403     21,452,980     20,093,142       15,704,039     17,216,286
  Other income
     (expense)(2)..........    16,397,523        855,899      1,645,866        1,341,053      2,561,081
  Income taxes.............   (15,697,657)    (8,926,469)    (7,898,159)      (6,583,671)    (6,760,624)
                             ------------   ------------   ------------     ------------   ------------
Net income.................    23,068,269     13,382,410     13,840,849       10,461,421     13,016,743
  Dividends on preferred
     stock.................        26,210         28,457         73,073           92,535         93,135
                             ------------   ------------   ------------     ------------   ------------
Earnings for common
  stock....................  $ 23,042,059   $ 13,353,953   $ 13,767,776     $ 10,368,886   $ 12,923,608
                             ============   ============   ============     ============   ============
Diluted Per Share Data(3)
  Weighted average common
     shares outstanding....     9,425,925      9,276,504      9,111,439        9,078,385      8,990,336
  Earnings.................  $       2.44   $       1.44   $       1.51(2)  $       1.14   $       1.44
  Dividends................  $        .52   $        .48   $        .47     $        .46   $        .45
Balance Sheet Data (end of
  period)
  Book value -- year end...  $      18.67   $      12.86   $      10.82     $       9.02   $       9.04
  Total assets.............  $257,695,210   $183,634,358   $147,339,429     $115,063,963   $107,765,477
  Long-term debt (excluding
     current maturities)...  $ 20,000,000   $ 20,000,000   $ 11,239,000     $  2,014,000   $  4,074,000
  Redeemable preferred
     stock (excluding
     current maturities)...  $    112,500   $    125,000   $    137,500     $    150,000   $    162,500

---------------

(1) Beginning in 1996, we recategorized access and settlement charges from an offsetting revenue account to an expense item. We also changed the amounts previously reported in our 1995 income statement to reflect this change. This change has no effect on historical net income.
(2) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312 (or $.25 per share), because of the discontinuance of SFAS No. 71.
(3) Share data is based on the weighted average number of shares outstanding after giving retroactive effect to a 2-for-1 stock dividend effective May 3, 1996, a 3-for-2 stock dividend effective August 1, 1997, and the Recapitalization effective January 28, 1999. Dividends declared have been restated to give retroactive effect to these events. These amounts have not been adjusted to reflect the 2-for-1 stock dividend to be effective April 5, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes incorporated by reference in this report and the selected financial data included elsewhere in this report.

OVERVIEW

     We are a growing provider of telecommunications services to residential and business customers located primarily in North Carolina and South Carolina. We offer an integrated package of telecommunications services consisting of local and long distance telephone services, Internet and data services, and digital wireless products and services.

     We have worked to expand our ILEC business in recent years by adding telecommunications services to our integrated service packages, emphasizing customer service and taking advantage of the strong demographic growth in our service area. Another key component to our business strategy is to grow our CLEC, Internet and data services, and digital wireless businesses. We significantly expanded our Internet and data services in May 1998 through our acquisition of Vnet and further expanded in September 1999 and in February 2000 through our acquisitions of Catawba Valley Internet Partnership and Internet of Concord.

     We devoted substantial effort in 1997, 1998 and 1999 to developing business plans, enhancing our management team and board of directors, and designing and developing our business support and operating systems. Development of these areas has required significant investment of capital and start-up expenses. We believe that we are now well positioned to achieve our strategic objectives by capitalizing on these recent investments.

     Our primary focus now is to maximize our ILEC business in our current markets by cross-selling integrated products and packages and expand into new markets through our CLEC, Internet and data services, and digital wireless businesses. We will also consider strategic acquisitions and investments as opportunities arise.

     In early 1999, we changed our internal financial reporting to better manage our business segments. Beginning with the three months ended March 31, 1999, we began reporting our business in four specific segments. Selected data by business segment, excluding intersegment revenue and expense, was as follows for the years ended December 31, 1999, 1998 and 1997:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING REVENUES:
  ILEC.....................................................  $ 76,653    $ 70,647    $ 64,417
  CLEC/Long distance services..............................    16,904      13,884      11,881
  Internet and data services...............................     5,717       3,369         580
  Digital wireless services................................     5,193       3,151       1,605
  Other....................................................     1,125         674          --
                                                             --------    --------    --------
     Consolidated operating revenues.......................  $105,592    $ 91,725    $ 78,483
                                                             ========    ========    ========
EBITDA(1):
  ILEC.....................................................  $ 34,722    $ 32,188    $ 28,314
  CLEC/Long distance services..............................     3,415       2,719       4,725
  Internet and data services...............................       397         462         (61)
  Digital wireless services................................    (1,674)     (1,045)     (2,139)
  Other....................................................       633         (30)     (1,134)
                                                             --------    --------    --------
     Consolidated EBITDA...................................  $ 37,493    $ 34,294    $ 29,705
                                                             ========    ========    ========

---------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with generally accepted accounting principles and may not be comparable with other similarly titled measures of other companies.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

     Operating revenues increased $13.9 million or 15.1% to $105.6 million for the year ended December 31, 1999 compared to 1998.

     Excluding intersegment revenues, ILEC revenue was $76.7 million, a $6.0 million or 8.5% increase over 1998. This growth arose primarily from increased demand for local service and increased custom call feature revenue as a result of telemarketing and sales efforts. Approximately 7,800 new access lines were connected to the network in 1999, bringing the total number of local access lines in our ILEC's three-county service area to 116,935. Higher equipment sales also contributed to this increase.

     CLEC and long distance services revenue was $16.9 million, a $3.0 million or 21.8% increase over 1998. CLEC revenue contributed $2.6 million, a $2.1 million increase over 1998, driven by the addition of 1,900 access lines, bringing the total CLEC lines in service to nearly 3,600. The CLEC operation added nearly 1,000 access lines at Concord Mills Mall for 100% of the retailers in the second half of the year. The revenue in this area and in new CLEC markets is expected to continue to grow. Long distance services revenue, derived from providing long distance communications between designated areas, was $14.3 million, a $0.9 million or 6.7% increase over 1998. This increase is a result of increased sales and marketing efforts and increased calling volume.

     Internet and data services revenue was $5.7 million, a $2.3 million or 69.7% increase over 1998. This increase was driven by the acquisition of Vnet, an Internet service provider, in the second quarter of 1998, coupled with an increase in the number of dial-up, web hosting and dedicated high speed customers. In

1999, customers grew in number from nearly 13,300 to nearly 17,000. Approximately 900 customers were added through the acquisition of Catawba Valley Internet Partnership in September 1999. In addition, 1,845 customers were added in February 2000 through the acquisition of Internet of Concord.

     Digital wireless services revenue was $5.2 million, a $2.0 million or 64.8% increase over 1998. This growth is related to the increased number of subscribers. Over 4,200 net customers were added during 1999, bringing the total number of subscribers to 10,700, a 64.9% increase over 1998.

     Operating expenses increased $13.0 million or 18.4% to $83.2 million for the year ended December 31, 1999 compared to 1998.

     Excluding intersegment expenses, ILEC operating expenses were $41.9 million, a $3.5 million or 9.0% increase over 1998 driven by an increase in personnel, higher contracted services expenses related to the telephone plant growth and increased reciprocal compensation charges. In the fourth quarter of 1999, we received billing from CLECs in the amount of $0.5 million related to reciprocal compensation. This represented a significant increase over the prior quarter. We are currently reviewing and plan to dispute these charges. Therefore, these charges were not included in 1999 ILEC operating expenses. Depreciation and amortization increased to $12.9 million, a $1.3 million or 11.4% increase over 1998 related to the increase in depreciable assets.

     CLEC and long distance services operating expenses were $13.5 million, a $2.3 million or 20.8% increase over 1998. This increase was driven by additional marketing and service expenses related to line growth and higher access expense as a result of higher toll revenue. Depreciation and amortization increased to $1.1 million, a $0.4 million or 67.2% increase over 1998 due to the addition of plant to serve the CLEC lines at Concord Mills Mall and additional plant in service primarily for the anticipated increase of our CLEC operations.

     Internet and data services operating expenses were $5.3 million, a $2.4 million or 83.0% increase over 1998 due to higher network expenses, the addition of sales and technical personnel along with the full year of expenses for Vnet. Depreciation and amortization increased to $0.9 million, a $0.4 million or 67.4% increase over 1998 due to the full year of goodwill amortization expense related to the acquisition of Vnet.

     Digital wireless services operating expenses were $6.9 million, a $2.7 million or 63.6% increase over 1998. This increase was driven by the opening of a new retail store and an increased number of customers.

     Other income (expenses) increased to $16.4 million, a $15.5 million increase over 1998. This increase reflects:

     - $0.7 million related to lower losses associated with the BellSouth DCS partnership ($0.5 million) and the investment in US Telecom Holdings ($0.5 million), partially offset by lower earnings from Palmetto MobileNet ($0.3 million); and

     - An increase in interest, dividend and gain on sale of investments due to the pre-tax gains for the sale of ITC(*)DeltaCom stock of $17.8 million in 1999, versus $1.9 million in 1998.

The increase was partially offset by higher other expenses due to higher interest expense in 1999.

     Net income was $23.1 million in 1999, a $9.7 million or 72.4% increase over 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Operating revenues increased $13.2 million or 16.9% for the year ended December 31, 1998 compared to 1997. All business segments contributed to the revenue growth.

     ILEC revenue increased $6.2 million or 9.7% compared to 1997. This growth came from increased demand for local service due to the growth of the serving area coupled with revenue increases related to our price regulation plan implemented in September 1997. Over 6,500 new access lines were connected to the network in 1998, bringing the total number of local access lines in our three-county service area to 109,147.

     CLEC and long distance services revenue increased $2.0 million or 16.9% during 1998 compared to 1997. This increase was generated by an increased number of customers and calling volumes, partially offset by reduction of revenue per minute. Our CLEC contributed $0.5 million to revenue in 1998.

     Internet and data services revenue increased $2.8 million primarily due to the May 1998 acquisition of Vnet, which contributed $2.0 million to the total revenue increase.

     Digital wireless services revenue increased $1.5 million or 96.3% due to the addition of more than 3,200 new customers, bringing the total number of digital wireless customers to nearly 6,500.

     Other revenue increased $0.7 million, consisting of the management fee that we received for our operating role in Maxcom.

     Operating expenses, excluding depreciation and amortization, increased $8.7 million or 17.7%.

     ILEC operating expenses increased $2.4 million or 6.5% primarily due to an increase in personnel coupled with an increase in contracted services of $0.7 million due to telephone plant growth.

     CLEC and long distance services operating expenses increased $4.0 million or 56.0% due to the start-up expenses associated with the CLEC operation, which was fully launched in the second quarter of 1998. Additionally, we increased sales and marketing efforts for long distance services.

     Internet and data services operating expenses increased $2.3 million due to the acquisition of Vnet in May 1998. Vnet contributed $1.8 million in expenses in 1998.

     Digital wireless services operating expenses increased $0.5 million due to an increased number of customers, offset in part by lower customer acquisition costs.

     Other operating expenses decreased $0.4 million in 1998. In 1997, we offered an early retirement program to our employees and recorded an additional expense of $1.0 million.

     Depreciation and amortization expense increased $3.2 million or 33.8%. This increase was a result of an increase in the depreciable asset base, a 1997 reduction of $0.7 million due to a reclassification of circuit equipment to longer-lived central office switching equipment and the 1998 goodwill amortization of approximately $0.4 million related to the Vnet acquisition.

     Other income (expense) increased $1.4 million excluding an extraordinary gain of $2.2 million. This increase was due to a $1.7 million increase in dividend income, interest income and a gain on sale of investment partially offset by increased interest expense. Our share of losses from the DCS Partnership was offset by our earnings from our cellular investment in Palmetto MobileNet.

     Our net income before extraordinary items in 1998 increased $1.8 million or 15.3%. Including the 1997 extraordinary item arising from the discontinuance of SFAS 71, 1998 net income decreased $0.5 million or 3.3%.

LIQUIDITY AND CAPITAL RESOURCES

     We had net cash provided by operating activities for the year ended December 31, 1999 of $18.1 million. Our primary use of cash during this period was for additions to our telephone plant of $27.6 million, purchases of investment securities of $11.9 million, payment of dividends of $4.9 million and investments in the DCS Partnership of $0.5 million.

     Working capital was $8.1 million on December 31, 1999, compared to $6.0 million at December 31, 1998. Current assets increased by $1.3 million in the year ended December 31, 1999 primarily due to an increase in accounts receivable. Current liabilities decreased $0.8 million in the year ended December 31, 1999 primarily due to a decrease in accounts payable.

     We have significant cash requirements due to growth in our service area, planned improvements to our existing plant and equipment, and our geographic expansion. Capital expenditures for the year ended December 31, 1999 and December 31, 1998 were $27.6 million and $24.8 million, respectively, for network improvements, including upgrades to the switching platform, and improvements in the outside plant including poles, aerial cable and buried cable. Our capital expenditures in 2000 are expected to be approximately $42.5 million, as follows:

     - $12.4 million for ILEC network facilities and outside plant,

     - $9.9 million for CLEC and long distance network expansion,

     - $6.2 million for ILEC network switching additions and enhancements,

     - $4.4 million for provisioning software and other management information systems upgrades and additions,

     - $3.3 million for property and building growth,

     - $3.1 million for internet and high speed data services, and

     - $3.2 million for other telecommunications assets.

     Other anticipated uses of cash in 2000 include additional investments in affiliates. We expect to contribute approximately $0.3 million in 2000 to Wireless One of North Carolina. In connection with our DCS Partnership interest, we paid $0.5 million in 1999 and are committed to pay $0.1 million in 2000. If we elect to exercise our right to partition certain territories in the DCS Partnership, the resulting net cost is expected to be between $12.0 million and $15.0 million. We expect to fund these costs through additional borrowings under our credit facility.

     We have an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $20.0 million was outstanding on December 31, 1999. The interest rate on the credit facility is variable based on LIBOR plus a spread based on our ratio of debt to EBITDA. The LIBOR interest rate on December 31, 1999 was approximately 6.0% and the applicable spread was .50%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2004. We entered into an interest rate swap transaction in March 1999 to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. In addition, we have two $5.0 million revolving credit facilities with Rural Telephone Finance Corporation and First Charter National Bank at interest rates not to exceed a specified prime rate plus 1.5% and minus 1.5%, respectively. As of December 31, 1999, there were no amounts outstanding under either of these facilities.

     We believe our existing sources of liquidity, cash provided by operations, credit facilities and the sale of investment securities will satisfy our anticipated working capital and capital expenditure requirements for the foreseeable future.

ACCOUNTING CONSIDERATIONS

     Effective December 31, 1998, we adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our four reportable segments include: ILEC, CLEC and long distance services, Internet and data services, and digital wireless services. We evaluate performance based on operating profit before other income (expenses) and income taxes. See note 15 to our consolidated financial statements for additional information.

YEAR 2000 CONSIDERATIONS

     None of our business applications, network systems, components or other operations, including, to our knowledge, business systems that we sold to third parties, have been affected by Year 2000 computer issues. We do not expect any such issues to arise in the future. As expected our out-of-pocket expenses for the Year 2000 project were approximately $0.5 million, and we do not expect to incur additional expenses. However, it is possible that Year 2000 issues or expenses may arise in the future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain "forward-looking statements," as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

     - changes in industry conditions created by the Telecommunications Act and related state and federal legislation and regulations,

     - recovery of the substantial costs which will result from the implementation of our new businesses,

     - retention of our existing customer base and our ability to attract new customers,

     - rapid changes in technology, and

     - actions of our competitors.

     These forward-looking statements are principally contained in the following sections of this report:

     - Item 1. Business; and

     - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition, in those and other portions of this report, the words and phrases such as "expects, "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements.

     These forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. In making these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be viewed with caution.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $20.0 million was outstanding on December 31, 1999. The interest rate on the credit facility is variable based on LIBOR plus a spread based on our ratio of debt to EBITDA. The interest rate was approximately 6.5% with the spread on December 31, 1999. We entered into an interest rate swap transaction to establish a fixed rate of interest on $10.0 million of the outstanding principal at December 31, 1998. The interest rate swap will protect us, to the extent of $10.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects us to above market interest costs if interest rates decline. We believe that reasonably foreseeable movements in interest rates will not have a material adverse effect on our financial condition or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages 15 through 35 of our Annual Report to Shareholders. The selected quarterly financial data required by this Item is included in Note 17 of our consolidated financial statements. The foregoing are included herein as Exhibit 13.1 and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Proxy Statement for our 2000 Annual Meeting of Shareholders under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is set forth in the Proxy Statement for our 2000 Annual Meeting of Shareholders under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," respectively, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is set forth in the Proxy Statement for our 2000 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is set forth in the Proxy Statement for our 2000 Annual Meeting of Shareholders under the captions "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

          (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this Report by incorporation to pages 15 through 35 of our 2000 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in Item 8:

        - Consolidated balance sheets as of December 31, 1999 and 1998

        - Consolidated statements of income for the years ended December 31, 1999, 1998, and 1997

        - Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997

        - Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997

        - Consolidated statements of comprehensive income for the years ended December 31, 1999, 1998 and 1997

        - Notes to consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 Report of Independent Public Accountants

          (2) Consolidated Financial Statement Schedules: Financial statement schedules are omitted because the required information for Schedule II is included. All other financial statement schedules are not applicable.

          (3) Financial Statements of Palmetto MobileNet, L.P. (To be filed as an amendment to this Report on Form 10-K.)

          (4) The exhibits filed as part of this Report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Report.

     (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the three months ended December 31, 1999.

     (c) Exhibits

          See (a)(4), above.

     (d) Financial statement schedules

          See (a)(2), above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CT COMMUNICATIONS, INC.

                                          By:    /s/ MICHAEL R. COLTRANE
                                            ------------------------------------
                                              Michael R. Coltrane
                                              President and Chief
                                              Executive Officer

                                          Date: March 27, 2000

                                          By:      /s/ BARRY R. RUBENS
                                            ------------------------------------
                                           Barry R. Rubens
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial and Principal
                                           Accounting Officer)

                                          Date: March 27, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ L.D. COLTRANE, III                                                   March 27, 2000
-----------------------------------------------------  Chairman of the Board and
                 L.D. Coltrane, III                    Director

               /s/ MICHAEL R. COLTRANE                 President, Chief Executive       March 27, 2000
-----------------------------------------------------  Officer and Director (Principal
                 Michael R. Coltrane                   Executive Officer)

               /s/ JOHN R. BOGER, JR.                                                   March 27, 2000
-----------------------------------------------------
                 John R. Boger, Jr.                    Director

               /s/ O. CHARLIE CHEWNING                                                  March 27, 2000
-----------------------------------------------------
                 O. Charlie Chewning                   Director

                /s/ WILLIAM A. COLEY                                                    March 27, 2000
-----------------------------------------------------
                  William A. Coley                     Director

               /s/ SAMUEL E. LEFTWICH                                                   March 27, 2000
-----------------------------------------------------
                 Samuel E. Leftwich                    Director

               /s/ JERRY H. MCCLELLAN                                                   March 27, 2000
-----------------------------------------------------
                 Jerry H. McClellan                    Director

                  /s/ BEN F. MYNATT                                                     March 27, 2000
-----------------------------------------------------
                    Ben F. Mynatt                      Director

               /s/ PHIL W. WIDENHOUSE                                                   March 27, 2000
-----------------------------------------------------
                 Phil W. Widenhouse                    Director

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Articles of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3.1 of the Company's
               Registration Statement on Form 8-A filed on January 28,
               1999.)
    3.2        Bylaws of the Company, as amended. (Incorporated by
               reference to Exhibit 3.2 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)
    4.2        Amended and Restated Rights Agreement, dated as of January
               28, 1999 and effective as of August 27, 1998, between the
               Company and First Union National Bank, including the Rights
               Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of the Company's Registration
               Statement on Form 8-A filed on January 28, 1999).
    4.3        Specimen of Common Stock Certificate. (Incorporated by
               reference to Exhibit 4.1 of the Company's Registration
               Statement on Form 8-A filed on January 28, 1999.)
    4.4        Credit Agreement, dated as of December 31, 1998, by and
               among the Company, the Subsidiary Borrowers referred to
               therein, the Lenders referred to therein and First Union
               National Bank, as administrative agent. (Incorporated by
               reference to Exhibit 4.4 of the Company's Annual Report on
               Form 10-K dated March 26, 1999.)
    4.5        The Company has certain long-term debt, but has not filed
               the instruments evidencing such debt as part of Exhibit 4
               because such instruments do not authorize the issuance of
               debt exceeding 10% of the total consolidated assets of the
               Company. The Company agrees to furnish a copy of such
               instruments to the Commission upon request.
   10.1        BellSouth Carolinas PCS Limited Partnership Agreement dated
               December 8, 1994. (Incorporated by reference to Exhibit
               10(h) to the Company's Amendment No. 1 to Annual Report Form
               10-K/A dated July 14, 1995.)
   10.2        Limited Liability Company Agreement of Wireless One of North
               Carolina, L.L.C. dated October 10, 1995 by and among CT
               Wireless Cable, Inc., Wireless One, Inc. and O. Gene
               Gabbard. (Incorporated by reference to Exhibit 10.4 to the
               Company's Annual Report on Form 10-K dated March 31, 1997.)
   10.3        1989 Executive Stock Option Plan dated April 26, 1989.
               (Incorporated by reference to Exhibit 10(d) to the Company's
               Annual Report Form 10-K dated March 29, 1994.)*
   10.4        Comprehensive Stock Option Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59645) dated May
               26, 1995.)*
   10.5        Employee Stock Purchase Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59643) dated May
               26, 1995.)*
   10.6        Restricted Stock Award Program dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59641) dated May
               26, 1995.)*
   10.7        Omnibus Stock Compensation Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.10 to the Company's
               Annual Report on Form 10-K dated April 9, 1998.)*
   10.8        1997 Employee Stock Purchase Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.11 to the Company's
               Annual Report on Form 10-K dated April 9, 1998.)*
   10.9        Change in Control Agreement, dated October 1, 1997, between the Company and Michael R. Coltrane. (Incorporated by
               reference to Exhibit 10.12 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.10       Change in Control Agreement, dated October 1, 1997, between the Company and Barry R. Rubens. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
               dated April 9, 1998.)*
   10.11       Change in Control Agreement, dated October 1, 1997, between the Company and Nicholas L. Kottyan. (Incorporated by
               reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*
   10.12       Change in Control Agreement, dated October 1, 1997, between the Company and Thomas A. Norman. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
               dated April 9, 1998.)*
   10.13       Change in Control Agreement, dated October 1, 1997, between the Company and Catherine A. Duda. (Incorporated by
               reference to Exhibit 10.16 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*
   10.14       Change in Control Agreement, dated as of June 22, 1998,
               between the Company and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated March 26, 1999.)*
   10.15       Change in Control Agreement, dated as of December 12, 1998, between the Company and Michael R. Nash. (Incorporated by
               reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)*
   10.16       Change in Control Agreement, dated as of December 30, 1998, between the Company and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)*
   10.17       Form of Supplemental Executive Retirement Plan, dated June
               27, 1997. (Incorporated by reference to Exhibit 10.17 to the
               Company's Annual Report on Form 10-K dated April 9, 1998.)*
   10.18       Contribution Agreement by and among Palmetto MobileNet,
               L.P., PMN, Inc., the Company and Ellerbe Telephone Co.,
               dated as of January 1, 1998. (Incorporated by reference to
               Exhibit 10.18 to the Company's Annual Report on Form 10-K
               dated April 9, 1998).
   10.19       Separation Agreement and Release, dated as of January 18,
               1999, between the Company and Nicholas L. Kottyan.
               (Incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K dated March 26, 1999.)*
   10.20       Employment Agreement, dated September 10, 1998, among the
               Company, CT Global Telecommunications, Inc. and Thomas A.
               Norman. (Incorporated by reference to Exhibit 10.14 to the
               Company's Annual Report on Form 10-K dated March 26, 1999.)*
   10.21       Change in Control Agreement, dated September 27, 1999,
               between the Company and Amy M. Justis.*
   10.22       Change in Control Agreement, dated as of July 1, 1999,
               between the Company and John A. Goocher.*
   13.1        CT Communications, Inc. 2000 Annual Report to Shareholders:
               Consolidated Financial Statements on pages 15 to 35. (With the exception of such portions, the 2000 Annual Report to
               Shareholders is not deemed to be filed or incorporated by
               reference as a part of this Report.)
   21          Subsidiaries of the Company.
   23          Consent of KPMG LLP.
   27          Financial Data Schedule (for SEC use only).

------------------------

* Indicates management contract or compensatory plan required to be filed as an Exhibit.