Form 10-Q
period 2000-03-31
CT COMMUNICATIONS INC /NC
filed 2000-05-15
CIK 23259

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITY EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         18,837,564 shares of Common Stock outstanding as of May 1, 2000.

                          CT COMMUNICATIONS, INC.

                                   INDEX




                                                                    Page No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets --
         March 31, 2000 and December 31, 1999                             3

Consolidated Statements of Income --
         Three Months Ended March 31, 2000 and 1999                       5

Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2000 and 1999                       6

Consolidated Statements of Comprehensive Income --
         Three Months Ended March 31, 2000 and 1999                       7

Notes to Financial Statements                                             8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    10

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                14

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                 14

                       PART I.  FINANCIAL INFORMATION

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                (Unaudited)



                                                 March 31,         December 31,
                                                   2000               1999
                                                   ----               ----

ASSETS
Current assets:
   Cash and cash equivalents                   $  7,004,215       $  1,561,778
   Accounts receivable, net of
         allowance for doubtful
         accounts of $107,500                    14,750,851         14,859,359
   Notes receivable                               1,513,500          1,513,500
   Other accounts receivable                        737,755          2,260,038
   Materials and supplies                         2,877,088          2,551,724
   Deferred income taxes                            154,669            154,669
   Prepaid expenses and
         other assets                             5,297,837          1,107,238
                                               ------------       ------------
Total current assets                             32,335,915         24,008,306
                                               ------------       ------------

Investment securities                            80,840,517         81,950,045
Investments in affiliates                        30,712,231         31,683,635

Property and equipment:
   Land, buildings and general equipment         41,594,387         38,873,719
   Central office equipment                      87,267,898         83,054,096
   Poles, wires, cables and conduit              98,031,299         95,335,716
   Construction in progress                         771,337          2,426,293
                                               ------------       ------------
                                                227,664,921        219,689,824
   Less accumulated depreciation                108,160,396        105,514,615
                                               ------------       ------------

Net property and equipment                      119,504,525        114,175,209
                                               ------------       ------------

Intangibles, net                                  6,333,300          5,878,015
                                               ------------       ------------
TOTAL ASSETS                                   $269,726,488       $257,695,210
                                               ============       ============






See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.

                                                    March 31,      December 31,
                                                      2000            1999
                                                      ----            ----

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock                  $     12,500     $    12,500
     Accounts payable                               7,159,300       6,955,346
     Customer deposits and advance billings         2,490,750       2,094,334
     Accrued payroll                                1,072,605       2,450,067
     Income taxes payable                           2,811,252       1,019,221
     Accrued pension cost                             955,287       1,020,639
     Short-term debt                                4,000,000            -
     Other accrued liabilities                      1,408,511       2,321,594
                                                 ------------    ------------
 Total current liabilities                         19,910,205      15,873,701
                                                 ------------    ------------

 Long-term debt                                    25,000,000      20,000,000
                                                 ------------    ------------

 Deferred credits and other liabilities:
     Deferred income taxes                         33,931,213      34,507,475
     Investment tax credits                           660,589         689,310
     Postretirement benefits other than pension    10,490,538      10,551,111
     Other                                            713,902         795,011
                                                 ------------    ------------
 Total deferred credits and other liabilities      45,796,242      46,542,907
                                                 ------------    ------------

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,250 shares issued and
     outstanding in 2000 and 1999                     112,500         112,500
                                                 ------------    ------------

 Total liabilities                                 90,818,947      82,529,108

 Stockholders' equity:
   Preferred Stock not subject to mandatory
    redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2000 and 1999          335,600         335,600
         4.5% series, $100 par value; 614
         shares outstanding in 2000 and 1999           61,400          61,400
   Common Stock
       18,829,744 and 18,760,930 shares
       outstanding in 2000 and 1999,
       respectively                                39,885,586      38,584,516
   Other capital                                      298,083         298,083
   Deferred compensation                           (1,680,239)      (1,074,726)
   Other accumulated comprehensive income          47,029,971      48,059,889
   Retained earnings                               92,977,140      88,901,340
                                                  ------------   ------------
 Total stockholders' equity                       178,907,541     175,166,102
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $269,726,488     $257,695,210
                                                 ============     ============

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                (Unaudited)


                                                Three Months Ended March 31,
                                                   2000                 1999
                                                   ----                 ----

Operating revenues                             $ 27,942,307       $ 25,332,224

Operating expenses                               22,901,729         20,092,832
                                              -------------       ------------

         Net operating revenues                   5,040,578          5,239,392
                                              -------------       ------------

Other income (expenses):
     Equity in income of affiliates, net            970,579             67,252
     Interest, dividend income and gain on
       sale of investments                        3,304,787          2,003,849
     Other expenses, principally interest          (540,895)          (849,159)
                                              --------------      -------------
      Total other income (expenses)               3,734,471          1,221,942
                                              --------------      -------------

         Income before income taxes               8,775,049          6,461,334

Income taxes                                      3,474,042          2,591,286
                                              --------------      -------------

Net income                                        5,301,007          3,870,048

Dividends on Preferred Stock                          6,386              7,212
                                              --------------      -------------

Earnings for Common Stock                      $  5,294,621       $  3,862,836
                                               =============      =============

Basic earnings per common share                $       0.28       $       0.21
                                               =============       ============

Diluted earnings per common share              $       0.28       $       0.21
                                               =============       ============


Basic weighted average shares outstanding        18,786,722         18,639,294
                                               =============       ============

Diluted weighted average shares outstanding      18,914,889         18,781,250
                                               =============       ============







See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                Three Months Ended March 31,
                                                  2000                 1999
                                                  ----                 ----

Cash flows from operating activities:
    Net income                                     $  5,301,007    $ 3,870,048
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                  4,042,284      3,577,718
       Postretirement Benefits                          (60,573)        79,292
       Gain on sales of investment securities        (3,100,148)    (1,064,444)
       Undistributed income of affiliates              (970,579)       (67,252)
       Deferred income taxes and tax credits            (28,721)       (28,721)
       Changes in operating assets and liabilities:
         Accounts receivable                          1,663,471     (3,252,477)
         Materials & supplies                          (325,364)       (79,797)
         Other current assets                        (4,190,599)       420,196
         Accounts payable                               112,227        637,433
         Customer deposits and advance billings         396,416        481,259
         Accrued liabilities                          1,972,625       (686,610)
         Income taxes payable                         1,792,031      2,435,650
                                                    -------------  ------------
Net cash provided by operating activities             6,604,077      6,322,295
                                                    -------------  ------------

Cash flows from investing activities:
    Capital expenditures, net                        (9,032,430)    (4,460,690)
    Purchase of investments in affiliates               (48,443)      (259,407)
    Purchase of investment securities                (4,495,802)    (1,769,967)
    Proceeds from sale of investment securities       7,098,509      1,203,144
    Partnership capital distribution                  1,990,426          ---
    Acquisitions                                       (794,454)         ---
                                                    -------------    ----------
Net cash used in investing activities                (5,282,194)    (5,286,920)
                                                    -------------   -----------

Cash flows from financing activities:
    Proceeds from new debt                            5,000,000          ---
    Dividends paid                                   (1,225,207)    (1,213,131)
    Repurchase of Common and Preferred Stock              ---          (26,268)
    Proceeds from Common Stock issuances                345,761        282,646
                                                    -------------   -----------
Net cash provided by (used in) financing activities   4,120,554       (956,753)
                                                    -------------   -----------

Net increase in cash and cash equivalents             5,442,437         78,622
Cash and cash equivalents - beginning of period       1,561,778      2,924,568
                                                    -------------   -----------
Cash and cash equivalents - end of period          $  7,004,215   $  3,003,190
                                                   =============  ============








See accompanying notes to consolidated financial statements.

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                                 Three Months Ended March 31,
                                                 2000                  1999
                                                 ----                  ----


Net income                                       $  5,301,007     $  3,870,048


Other comprehensive income, net of tax
  Unrealized holding gains (losses) on
   available-for-sale securities                      958,517        9,964,349
  Less reclassification adjustment, net of
   tax, for gains realized in net income           (1,988,435)           ---
                                                 -------------       ----------

Comprehensive income                             $  4,271,089     $ 13,834,397
                                                 =============    ============







See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                                (Unaudited)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

 1. In the opinion of Management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of March 31, 2000 and 1999, and the results of operations for the three months then ended and cash flows for the three months then ended. These financial statements should be read with the Company's 1999 form 10-K and do not include all disclosures associated with annual financial statements.

 2. In certain instances, amounts previously reported in the 1999 consolidated financial statements have been reclassified to conform with the 2000 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to 4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999, as well as a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the three months ended March 31, 2000.

                                               Shares               Value
                                               ------               -----
Outstanding at December 31, 1999....           18,760,930         $38,584,516
Purchase of common stock....                       (7,052)           (196,128)
Issuance of common stock....                       75,866           1,497,198
                                               -----------        -----------
Outstanding at March 31, 2000....              18,829,744         $39,885,586
                                               ===========        ===========

                                                  Basic               Diluted
                                                  -----               -------

Weighted average shares outstanding for the
         three months ended March 31, 2000      18,786,722          18,914,889


 6.      SECURITIES AVAILABLE-FOR-SALE
         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Registrant's investments by major security type and class of security at March 31, 2000 and December 31, 1999 were as follows:


                                            March 31, 2000
                                            --------------

Securities                     Amortized    Gross Unrealized     Gross Unrealized         Fair
Available for Sale                Cost        Holding Gains       Holding Losses          Value
------------------                ----        -------------       --------------          -----
Certificate of Deposit         $  101,422      $    --             $     --            $   101,422
Equity Securities               7,516,584        74,105,052           (781,119)         80,840,517
                               -----------     ------------        ------------        -----------
       Total                   $7,618,006      $ 74,105,052        $  (781,119)        $80,941,939
                               ===========     ============        ============        ===========

                                           December 31, 1999
                                           -----------------

Securities                     Amortized    Gross Unrealized       Gross Unrealized       Fair
Available for Sale                Cost        Holding Gains         Holding Losses        Value
------------------                ----        -------------        ---------------       -----
Certificate of Deposit         $  124,208      $    --             $     --            $   124,208
Equity Securities               7,019,143        75,152,748             (221,846)       81,950,045
                               ----------      ------------        --------------      -----------
         Total                 $7,143,351      $ 75,152,748        $    (221,846)      $82,074,253
                               ==========      ============        ==============      ===========

In the three months ended March 31, 2000, the Registrant sold 95,000 shares of ITC^Deltacom, Inc. ("ITC^DeltaCom") common stock for a pre-tax gain of $2.9 million. As of March 31, 2000, the Registrant owned over 860,000 shares of ITC^DeltaCom common stock.

 7.    INVESTMENTS IN AFFILIATED COMPANIES

                                           March 31, 2000    December 31, 1999
                                           --------------    -----------------
Equity Method:
      Palmetto MobileNet, L.P.               $10,695,343         $11,678,889
      Wireless One of NC, LLC                  8,587,389           8,613,074
      Access On                                   30,349              41,016
      BellSouth Carolinas PCS, LP                 48,442                 -

Cost Method:
      ITC Holding Company                      2,724,129           2,724,129
      Maxcom
      Telecomunicaciones, S.A. de C.V.         8,610,277           8,610,277
      Other                                       16,302              16,250
                                             ------------        -----------
                  TOTAL                      $30,712,231         $31,683,635
                                            =============        ===========

8.     LONG-TERM DEBT

Long-term debt consists of the following:

The Registrant has a $60.0 million line of credit with interest at LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on March 31, 2000 was 6.55%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $25.0 million outstanding under this line of credit at March 31, 2000. The Registrant also has two lines of credit for $5.0 million each. As of March 31, 2000 the Registrant had $4.0 million in short-term debt outstanding under these credit lines.

                                    March 31, 2000       December 31, 1999
                                    --------------       -----------------
Total Long Term Debt:                 $25,000,000           $20,000,000

9.     SEGMENT INFORMATION

Effective December 31, 1998, the Registrant adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Registrant has defined and reports five segments as follows: the incumbent local exchange carrier ("ILEC"), the competitive local exchange carrier ("CLEC"), long distance services ("LD"), the internet service provider ("ISP") and the digital wireless group ("DCS"). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Registrant evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating earnings before interest, taxes, depreciation, and amortization ("EBITDA") and segment operating profit/(loss). Selected data by business segment for the three months ended March 31, 2000 and 1999, is as follows:


Three Months ended March 31, 2000:    ILEC             CLEC       LD           ISP           DCS         OTHER       TOTAL
 External revenues                   20,260,455      904,718    3,528,071    1,500,571    1,635,992       112,500    27,942,307
 Intersegment revenues                1,064,299            -            -            -       10,874             -     1,075,173
 External expenses                   10,597,082    2,655,700    1,906,829    1,577,069    1,984,318       138,447    18,859,445
 Intersegment expenses                   64,388       15,378      699,124      280,149       16,134             -     1,075,173
 EBITDA                               9,663,373   (1,750,982)   1,621,242      (76,498)    (348,326)      (25,947)    9,082,862
 Depreciation and amortization        3,376,475       91,365      253,180      301,251       14,715         5,298     4,042,284
 Segment operating proft/(loss)       6,286,898   (1,842,347)   1,368,062     (377,749)    (363,041)      (31,245)    5,040,578
 Segment Assets                     127,681,931    5,165,818    4,635,586    8,255,187    1,080,992   122,906,974   269,726,488


Three Months ended March 31, 1999:     ILEC             CLEC        LD          ISP          DCS         OTHER         TOTAL
 External revenues                   18,804,244      488,296    3,554,737    1,306,521    1,065,926       112,500    25,332,224
 Intersegment revenues                  921,014            -            -           -         6,826             -       927,840
 External expenses                   10,232,161    1,322,194    2,062,667    1,235,044    1,459,447       152,118    16,463,631
 Intersegment expenses                   81,283          103      670,078      164,555       11,821             -       927,840
 EBITDA                               8,572,083     (833,898)   1,492,070       71,477     (393,521)      (39,618)    8,868,593
 Depreciation and amortization        3,118,207       46,814      188,342      224,377       14,607        36,854     3,629,201
 Segment operating proft/(loss)       5,453,876     (880,712)   1,303,728     (152,900)    (408,128)      (76,472)    5,239,392
 Segment Assets                     114,198,548    1,822,089    3,822,983    7,448,620      876,988    70,681,871   198,851,099




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Three months ended March 31, 2000 and March 31, 1999
----------------------------------------------------

         Operating revenues increased $2.6 million or 10.3% to $27.9 million for the three months ended March 31, 2000 when compared to the same period of 1999.

         Excluding intersegment revenues, ILEC revenue was $20.3 million, a $1.5 million or 7.7% increase over the same period last year. This increase was driven by increased demand for local service and increased custom call feature revenue as a result of telemarketing and sales efforts, as well as increased access revenue. Over 8,000 new access lines were connected to the network since March 31, 1999, bringing the total number of local access lines in the ILEC's three-county service area to over 119,000. The Registrant is currently a party to two interconnection agreements that give other CLECs access to the Registrant's local telephone service market. The Registrant received additional interconnection requests from four other CLECs in the first quarter of 2000. Some or all of these new agreements may be finalized in 2000. If so, they are expected to provide additional competition to the ILEC.

         CLEC revenue was $0.9 million, a $0.4 million or 85.3% increase over the same period last year. This increase was driven by the addition of over 2,200 access lines since March 31, 1999, bringing the total lines in service to nearly 4,400. Approximatley 1,000 of these lines are located at

Concord Mills Mall in Concord, North Carolina, which opened in late September, 1999. On April 20, 2000 the Board of Directors of the Registrant approved a recommendation from the Registrant's management to expand the competitive footprint of the CLEC to include the Greensboro and Raleigh markets. In addition to these two markets the CLEC will seek to negotiate "preferred provider" agreements, similar to the agreement with the Mills Corp. for its Concord Mills Mall, with developers in other attractive markets within the Carolinas. Expansion into these markets is projected to begin late in 2000. The Registrant does not expect to receive significant revenues from this expansion in 2000.

         LD revenue was $3.5 million, which is comparable to revenue for the same period last year. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. The Registrant expects LD revenue to begin to increase gradually as usage by existing customers and the number of customers increase.

         ISP revenue was $1.5 million, a $0.2 million or 14.9% increase over the same period last year. This increase was driven by an increase in the number of dial-up, web hosting, dedicated high speed, and digital subscriber line (DSL) customers. There were approximately 20,200 ISP customers at March 31, 2000, compared to approximately 14,500 at March 31, 1999. 1,845 customers were added in February 2000 through the acquisition of Internet of Concord and approximately 900 customers were added in September 1999 through the acquisition of Catawba Valley Internet Partnership.

         DCS revenue was $1.6 million, a $0.6 million or 53.5% increase over the same period last year. This increase was driven by the addition of approximately 3,700 subscribers since March 31, 1999, bringing the total number of subscribers to approximately 11,600.

         Operating expenses, exclusive of depreciation and amortization, increased $2.4 million or 14.6% to $18.9 million for the three months ended March 31, 2000 when compared to the same period of 1999.

         Excluding intersegment expenses, ILEC operating expenses were $10.6 million, a $0.4 million or 3.6% increase over the same period last year. This increase was mainly due to the cost associated with rent and leases of work equipment and buildings and additional personnel.

         CLEC operating expenses were $2.7 million, a $1.3 million or 100.9% increase over the same period last year. This increase was mainly due to additional marketing expenses and salaries and commissions. CLEC operating expenses are expected to increase significantly in 2000 due to the CLEC expansion program described above. These expenses are expected to be funded through cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and available lines of credit.

          LD operating expenses were $1.9 million, a $0.2 million or 7.6% decrease over the same period last year. This decrease was mainly due to a decline in access expense due to lower rates on negotiated carrier termination contracts.

         ISP operating expenses were $1.6 million, a $0.3 million or 27.7% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel.

         DCS operating expenses were $2.0 million, a $0.5 million or 36.0% increase over the same period last year. This increase was mainly due to the increase in DCS subscribers.

         Depreciation and amortization expense increased $0.4 million or 11.4% to $4.0 million for the three months ended March 31, 2000 when compared to the same period of 1999. This increase reflects an increase in depreciable assets.

         Other income (expenses) increased $2.5 million when compared to the same period last year. This increase was primarily due to:

          o a $2.9 million pre-tax gain from the sale of 95,000 shares of ITC^DeltaCom stock. This represents an increase of $1.8 million in pre-tax gains when compared to the same period last year. At March 31, 2000, the Company owned over 860,000 shares of ITC^DeltaCom.

          o       lower BellSouth Carolinas PCS, LP, and
                  U.S. Telecom Holdings losses reflecting
                  a $0.9 million increase in equity in income of affiliates.

         Income taxes increased $0.9 million or 34.1% to $3.5 million over the same period last year due primarily to the increase in taxable income of $2.3 million.

         Net income increased $1.4 million or 37.0% to $5.3 million over the same period last year.

Liquidity and Capital Resources
-------------------------------

         The liquidity of the Registrant increased during the three-month period ended March 31, 2000. Current assets exceeded current liabilities by $12.4 million at March 31, 2000. In comparison, current assets exceeded current liabilities by $8.1 million at December 31, 1999.

         Current assets increased by $8.3 million when compared to December 31, 1999. This increase is primarily due to increased cash and cash equivalents of $5.4 million due to sales of ITC^DeltaCom stock and an increase of $4.0 million in short-term borrowings under the First Charter National Bank line of credit; and increased prepaid expenses and other assets of $4.2 million due to a $4.1 million up front deposit to the Federal Communications Commission ("FCC") for additional spectrum that may be used as a fiber optic alternative. These increases were offset in part by a decrease in other accounts receivable of $1.5 million due to the collection of outstanding receivables from Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom").

         Current liabilities increased by $4.0 million from December 31, 1999 to March 31, 2000. This increase is primarily attributable to increases in customer deposits and advance billings of $0.4 million due to increased customers and revenues; increased income taxes payable of $1.8 million due to taxes accrued on the sale of ITC^DeltaCom shares; and increased short- term debt of $4.0 million due to the increase in the First Charter National Bank line of credit. These increases were offset in part by a decrease in accrued payroll of $1.4 million due to bonus payouts and a decrease in other accrued liabilities of $0.9 million due to payment of accrued property taxes.

         The Registrant's principal sources of liquidity were cash provided by operations of $6.6 million and proceeds from the sale of investment securities of $7.1 million. The Registrant's other sources of liquidity were proceeds from an increase in long-term debt of $5.0 million, proceeds from an increase short-term debt of $4.0 million, partnership capital distributions of $2.0 million, and proceeds from issuances of common stock of $0.3 million.

         Uses of cash during the period included capital expenditures of $9.0 million, purchase of investment securities of $4.5 million, short-term deposit to the FCC related to the wireless broadband network of $4.1 million, payment of dividends of $1.2 million, and acquisitions of $0.8 million.

         At March 31, 2000, the fair market value of the Registrant's investment securities was $80.8 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $25.0 million was outstanding on March 31, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on March 31, 2000 was 6.55%. In addition, the Registrant has a $5.0 million revolving credit facility with First Charter National Bank at a variable interest rate based on LIBOR plus 1.25%. The interest rate under this facility was 7.285% at March 31, 2000. The Registrant also has a $5.0 million revolving credit facility with Rural Telephone Finance Corporation at an interest rate not to exceed a specified prime rate plus 1.5%. At March 31, 2000, there were no amounts outstanding under this facility.

         The Registrant anticipates that all of the capital requirements in 2000 associated with its construction program, expansion of its CLEC operations, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

         The foregoing discussion contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about the Registrant that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Registrant's business. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions creased by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Registrant's ability to effectively manage rapid changes in technology, and (5) the Registrant's ability to effectively respond to the actions of its competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $25.0 million was outstanding on March 31, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate was 6.55% on March 31, 2000. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. The interest rate swap will protect the Registrant against an upward movement in interest rates, but subjects the Registrant to above market interest costs if interest rates decline. The Registrant had $4.0 million outstanding on an unsecured revolving credit loan with First Charter National Bank on March 31, 2000. The interest rate on this credit facility is variable based on LIBOR plus 1.25%. The interest rate was 7.285% on March 31, 2000. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Registrant's financial condition or operations.




PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


         (A) Exhibits

               Exhibit No.               Description of Exhibit
               -----------               ----------------------

                    11                   Computation of Earnings per Share

                    27                   Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CT COMMUNICATIONS, INC.
------------------------------------

(Registrant)

/s/ Amy M. Justis
-----------------------------------
    Amy M. Justis

Vice President, and
Chief Accounting Officer




        May 11, 2000
-------------------------------------
                                Date



(The above signatory has dual responsibility as duly authorized officer and principal accounting officer of the Registrant.)

                               EXHIBIT INDEX

Exhibit No.                                        Description
----------                                         -----------

   11                                      Computation of Earnings per Share

   27                                      Financial Data Schedule