Form 10-K/A
period 1999-12-31
CT COMMUNICATIONS INC /NC
filed 2000-06-27
CIK 23259

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

         (Mark one)
            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended:   December 31, 1999
                                                  ------------------

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from __________ to __________

                         Commission File Number: 0-19179

                             CT COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          North Carolina                               56-1837282
-------------------------------------------------------------------------------
 State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization


              68 Cabarrus Avenue, East, Concord, North Carolina 28025
              -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)


         Registrant's telephone number, including area code: (704) 722-2500
                                                            ---------------


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:                 Name of exchange on which registered:
-------------------------------           -------------------------------------
         None                                              None


        Securities registered pursuant to Section 12(g) of the Act:
                                Common Stock
                      Rights to Purchase Common Stock

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes X     No
                                      ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $527,598,426 (based on the June 19, 2000 closing price of the Common Stock of $30.12 per share). As of June 19, 2000, there were 18,842,242 shares of the Company's Common Stock outstanding.

                       Documents Incorporated by Reference

                                      None

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         Exhibit 99.1 hereof sets forth the consolidated balance sheets of Palmetto MobileNet, L.P., as of December 31, 1999 and 1998 and the related consolidated statements of income and partners' equity, and cash flows for each of the three year's ended December 31, 1999, 1998 and 1997, which are included pursuant to Rule 3-09 of Securities and Exchange Commission Regulation S-X.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CT COMMUNICATIONS, INC.


                                    By:  /s/  Michael R. Coltrane
                                         ----------------------------
                                         Michael R. Coltrane
                                         President and Chief
                                         Executive Officer

                                         Date: June 27, 2000



                                          /s/ Barry R. Rubens
                                         -----------------------------
                                         Barry R. Rubens
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)

                                         Date: June 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                    Title                         Date
         ---------                    -----                         ----

/s/ L. D. Coltrane, III
----------------------------    Chairman of the Board           June 27, 2000
L. D. Coltrane, III             and Director


/s/ Michael R. Coltrane
----------------------------    President, Chief Executive      June 27, 2000
Michael R. Coltrane             Officer and Director
                                (Principal Executive Officer)

/s/ John R. Boger, Jr.
----------------------------    Director                        June 27, 2000
John R. Boger, Jr.


/s/ O. Charlie Chewning, Jr.
-----------------------------   Director                        June 27, 2000
O. Charlie Chewning, Jr.


/s/ William A. Coley
----------------------------    Director                        June 27, 2000
William A. Coley


/s/ Samuel E. Leftwich
----------------------------    Director                        June 27, 2000
Samuel E. Leftwich


/s/ Jerry H. McClellan
----------------------------    Director                        June 27, 2000
Jerry H. McClellan


/s/ Ben F. Mynatt
----------------------------    Director                        June 27, 2000
Ben F. Mynatt


/s/ Phil W. Widenhouse
----------------------------    Director                        June 27, 2000
Phil W. Widenhouse

                                INDEX TO EXHIBITS

Exhibit
Number      Description of Document
-------     -----------------------

23.2        Consent of Bauknight Pietras & Stormer, P.A.

23.3        Consent of Arthur Andersen LLP

99.1        Consolidated Financial Statements of Palmetto MobileNet, L.P.