Form 10-Q
period 2000-06-30
CT COMMUNICATIONS INC /NC
filed 2000-08-14
CIK 23259

FORM 10-Q - DRAFT

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITY EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

         18,850,650 shares of Common Stock outstanding as of August 1, 2000.

                          CT COMMUNICATIONS, INC.

                                   INDEX




                                                                       Page No.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets --
         June 30, 2000 and December 31, 1999                            3

Consolidated Statements of Income --
         Three and Six Months Ended June 30, 2000 and
         1999                                                           5

Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 2000 and                             6
         1999

Consolidated Statements of Comprehensive Income --
         Three and Six Months Ended June 30, 2000 and
         1999                                                           7

Notes to Financial Statements                                           8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations             11

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                         16

PART II.        Other Information

Item 4       Submission of Matters To a Vote of Security Holders       16

Item 6.      Exhibits and Reports on Form 8-K                          17

                                 PART I. FINANCIAL INFORMATION

                            CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                         (Unaudited)



                                                   June 30,       December 31,
                                                    2000              1999
                                                    ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                   $  4,953,435      $  1,561,778
   Accounts receivable, net of
         allowance for doubtful
         accounts of $107,500                    16,567,806        14,859,359
   Notes receivable                                       0         1,513,500
   Other accounts receivable                        995,465         2,260,038
   Materials and supplies                         3,202,509         2,551,724
   Deferred income taxes                            154,669           154,669
   Prepaid expenses and
         other assets                             1,422,097         1,097,875
                                               ------------      ------------
Total current assets                             27,295,981        23,998,943
                                               ------------      ------------
Investment securities                            69,264,966        81,950,045
Other investments                                   484,363             9,363
Investments in affiliates                        32,419,740        31,683,635

Property and equipment:
   Land, buildings and general equipment        44,264,729         38,873,719
   Central office equipment                    102,731,128         83,054,096
   Poles, wires, cables and conduit            100,570,642         95,335,716
   Construction in progress                      1,147,762          2,426,293
                                               -----------       ------------
                                               248,714,261        219,689,824
   Less accumulated depreciation               112,059,627        105,514,615

Net property and equipment                     136,654,634        114,175,209
                                               -----------       ------------
Intangibles, net                                 6,978,020          5,878,015
                                              ------------       ------------
TOTAL ASSETS                                  $273,097,704       $257,695,210
                                              ============       ============









See accompanying notes to consolidated financial statements.

                                          CT COMMUNICATIONS, INC.
                                     Consolidated Balance Sheets, (Continued)
                                                (Unaudited)


                                                     June 30,      December 31,
                                                      2000            1999
                                                      -----           ----
LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock                   $     12,500      $    12,500
     Accounts payable                               14,281,010        6,955,346
     Customer deposits and advance billings          2,432,536        2,094,334
     Accrued payroll                                 1,175,646        2,450,067
     Income taxes payable                            2,387,637        1,019,221
     Accrued pension cost                              965,352        1,020,639
     Other accrued liabilities                       1,965,807        2,321,594
                                                  ------------      -----------
 Total current liabilities                          23,220,488       15,873,701
                                                  ------------      -----------
 Long-term debt                                     33,000,000       20,000,000
                                                  ------------      -----------
 Deferred credits and other liabilities:
     Deferred income taxes                          29,666,814       34,507,475
     Investment tax credits                            631,868          689,310
     Postretirement benefits other than pension     10,490,159       10,551,111
     Other                                             632,794          795,011
                                                  ------------       ----------
 Total deferred credits and other liabilities       41,421,635       46,542,907

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,250 shares issued and
     outstanding in 2000 and 1999                      112,500          112,500
                                                  ------------       ----------
 Total liabilities                                  97,754,623       82,529,108

 Stockholders' equity:
   Preferred Stock not subject to mandatory
    redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2000 and 1999           335,600          335,600
          4.5% series, $100 par value; 614
         shares outstanding in 2000 and 1999            61,400           61,400
   Common Stock
       18,843,678 and 18,760,930 shares
       outstanding in 2000 and 1999,
       respectively                                 42,270,297       40,705,827
   Other capital                                       298,083          298,083
   Deferred compensation                            (1,513,218)      (1,074,726)
   Other accumulated comprehensive income           39,402,571       48,059,889
   Retained earnings                                94,488,348       86,780,029
                                                  ------------       ----------
 Total stockholders' equity                        175,343,081      175,166,102
                                                  ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $273,097,704     $257,695,210
                                                  ============     ============




                                                CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                               (Unaudited)

                                                Three Months Ended                           Six Months Ended
                                                      June 30                                     June 30
                                                 2000              1999                     2000              1999
                                                 ----              ----                     ----              ----


Operating revenues:                     $   28,867,848    $   26,101,594             $  56,810,155    $  51,433,818

Operating expenses:                         24,404,125        20,457,816                47,305,854       40,550,648
                                        --------------    --------------              ------------     ------------

         Operating income                    4,463,723         5,643,778                 9,504,301       10,883,170

Other income (expenses):
         Equity in income of
           affiliates, net                  2,032,406             12,324                  3,002,985          79,576
         Interest, dividend income
           and gain on sale
           of investments                   2,585,716        10,318,467                  5,890,503       12,322,316
        Other expenses,
  principally interest                       (864,280)         (485,991)                (1,405,175)      (1,335,150)
                                        -------------      -------------              ------------     ------------
   Total other income (expenses)            3,753,842          9,844,800                 7,488,313        11,066,742
                                        -------------      -------------              ------------     -------------
         Income before income taxes         8,217,565         15,488,578                16,992,614        21,949,912

Income taxes                                3,348,901          6,345,777                 6,822,943         8,937,063
                                        -------------      -------------              ------------     -------------
         Net income                         4,868,664          9,142,801               10,169,671         13,012,849

Dividends on preferred stock                    6,386              6,577                   12,772             13,154
                                        -------------      -------------              ------------     -------------
Earnings for common stock                   4,862,278          9,136,224               10,156,899         21,949,912
                                        =============      =============              ============     =============
Basic earnings per common share        $         0.26               0.49                     0.54               0.74
                                        =============      =============              ===========      =============
Diluted earnings per common share      $        0.26        $       0.49          $          0.54       $       0.70
                                        =============      =============              ===========      =============
Basic weighted average shares
  outstanding                              18,839,766         18,688,414                18,813,244        18,663,854
                                        =============      =============              ============     =============
Diluted weighted average shares
  outstanding                              18,972,302         18,782,246                18,940,631        18,781,748
                                        =============      =============              ============     =============


See accompanying notes to consolidated financial statements.

                                          CT COMMUNICATIONS, INC.
                                    Consolidated Statements of Cash Flows
                                                (Unaudited)


                                                    Six Months Ended June 30,
                                                    2000                1999
                                                    ----                ----
Cash flows from operating activities:
      Net income                                $   10,169,671    $  13,012,849
      Adjustments to reconcile net income to
      net cash provided by operating
      activities:
           Depreciation and amortization            8,626,799         7,359,563
           Postretirement benefits                    (60,952)           59,810
           Gain on sales of investment
               securities                          (5,490,856)      (11,178,155)
           Undistributed income of affiliates      (2,986,630)          (79,576)
           Deferred income taxes and tax credits      (57,442)          (57,442)
           Changes in operating assets and
           Liabilities, net of effects of
           acquisitions:
               Accounts receivable                  1,106,154        (2,742,913)
               Materials & supplies                  (650,785)         (297,864)
               Other current assets                  (510,250)          672,448
               Accounts payable                      6,551,938        3,475,269
               Customer deposits and advance
                   billings                            338,202          534,298
               Accrued liabilities                  (1,580,555)         275,495
               Income taxes payable                  1,368,416        4,709,755
                                                  ------------      -----------
Net cash provided by operating activities           16,823,710       15,743,537
                                                  ------------      -----------
Cash flows from investing activities:
      Capital expenditures, net                    (30,003,629)     (12,518,658)
      Purchase of investments in affiliates           (248,495)      (1,317,412)
      Purchase of other investments                   (475,000)             ---
      Purchase of investment securities             (5,921,694)      (5,774,436)
      Proceeds from sale of investment
        securities                                  11,107,756       12,850,696
      Partnership capital distribution               1,990,426        1,955,460
      Acquisitions, net of cash                       (794,454)             ---
Net cash used in investing activities              (24,345,090)      (4,804,350)

Cash flows from financing activities:
      Proceeds from new debt                        13,000,000             ---
      Dividends paid                                (2,461,352)      (2,447,311)
      Repurchase of Common and Preferred Stock          (6,447)         (32,544)
      Proceeds from Common Stock issuances             380,836          357,888
Net cash provided by (used in) financing activities 10,913,037       (2,121,967)
                                                    ----------      -----------
Net increase in cash and cash equivalents            3,391,657        8,817,220
Cash and cash equivalents - beginning of period      1,561,778        2,807,887
                                                   -----------      -----------
Cash and cash equivalents - end of period         $  4,953,435    $  11,625,107
                                                   ===========      ===========






See accompanying notes to consolidated financial statements.




                                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Comprehensive Income (Loss)
                                                (Unaudited)


                                        Three Months Ended                              Six Months Ended
                                              June 30                                       June 30
                                         -------------------                            -----------------

                                        2000              1999                          2000           1999
                                        ----              ----                          ----           ----

Net income                        $    4,868,664     $   9,142,801                 $  10,169,671   $ 13,012,849

Other comprehensive
  income, net of tax:
   Unrealized holding
     gains (losses) on
     available-for-sale
     securities                       (6,094,000)        2,278,372                   (5,135,483)     12,242,721
   Less reclassification
     adjustment for gains
     realized in net
     income                           (1,533,400)       (6,626,890)                  (3,521,835)     (6,626,890)
                                     ------------       -----------                  -----------    -----------
Comprehensive income               $  (2,758,736)        4,794,283                 $  1,512,353   $  18,628,680
                                     ============       ===========                  ===========    ===========







See accompanying notes to consolidated financial statements.

                          CT COMMUNICATIONS, INC.
                                (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of June 30, 2000 and 1999, and the results of operations for the three and six months then ended and cash flows for the six months then ended. These financial statements should be read with the Company's 1999 Annual Report on Form 10-K and do not include all disclosures associated with annual financial statements.

2. In certain instances, amounts previously reported in the 1999 consolidated financial statements have been reclassified to conform with the 2000 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to
      4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999, as well as a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the six months ended June 30, 2000.

                                                Shares             Value
                                                ------             -----
Outstanding at December 31, 1999....        18,760,930          $40,705,827
Purchase of common stock....                   (10,874)            (233,472)
Issuance of common stock....                    93,622            1,797,942
                                            ----------          --------------
Outstanding at June 30, 2000....            18,843,678          $42,270,297
                                            ==========          ==============

                                                Basic              Diluted
Weighted average shares outstanding             -----              -------
    for the  six months ended
    June 30, 2000                           18,813,244           18,940,631

6.       SECURITIES AVAILABLE-FOR-SALE
         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Registrant's investments by major security type and class of security at June 30, 2000 and
        December 31, 1999 were as follows:

                               June 30, 2000
                               -------------


Securities                  Amortized    Gross Unrealized         Gross Unrealized       Fair
Available for Sale            Cost        Holding Gains           Holding Losses         Value
Certificate of Deposit     $  101,422      $    --                 $     --         $   101,422
Equity Securities           7,832,831        61,996,476               (564,341)      69,264,966
                           ----------      ------------            ------------     -----------
         Total             $7,934,253      $ 61,996,476            $  (564,341)     $69,366,388
                           ==========      ============            ============     ===========


                             December 31, 1999
                             -----------------

Securities                  Amortized    Gross Unrealized         Gross Unrealized        Fair
Available for Sale            Cost        Holding Gains           Holding Losses          Value
Certificate of Deposit     $  124,208      $    --                 $     --         $   124,208
Equity Securities           7,019,143        75,152,748               (221,846)      81,950,045
                           ----------      ------------            ------------     -----------
         Total             $7,143,351      $ 75,152,748            $  (221,846)     $82,074,253
                           ==========      ============            ============     ===========

In the six months ended June 30, 2000, the Registrant sold 125,000 shares of ITC^Deltacom, Inc. ("ITC^DeltaCom") common stock and 45,000 shares of Illuminet Holdings, Inc. ("Illuminet") common stock for a pre-tax gain of $5.6 million. As of June 30, 2000, the Registrant owned approximately 830,000 shares of ITC^DeltaCom common stock and over 880,000 shares of Illuminet common stock.

7.       INVESTMENTS IN AFFILIATED COMPANIES
                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------
Equity Method:
         Palmetto MobileNet, L.P.           $12,848,421             $11,678,889
         Wireless One of NC, LLC              8,731,963               8,613,074
         Access On                               13,545                  41,016
         BellSouth Carolinas PCS, LP               -                       -

Cost Method:
         ITC Holding Company                  2,215,534               2,724,129
         Maxcom
       Telecomunicaciones, S.A. de C.V.       8,610,277               8,610,277
         Other                                     -                     16,250
                                            -----------             -----------
                  TOTAL                     $32,419,740             $31,683,635
                                            ===========             ===========
8.       LONG-TERM DEBT

Long-term debt consists of the following:

The Registrant has a $60.0 million line of credit with interest at LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on June 30, 2000 was 7.27%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $33.0 million outstanding under this line of credit at June 30, 2000. The Registrant also has two lines of credit for $5.0 million each. As of June 30, 2000, the Registrant had no amounts outstanding under these credit lines.

9        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by us no later than January 1, 2001. We anticipate that, due to limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment:
Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation of SAB 101 by one quarter ending June 30, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We anticipate that the adoption of SAB No. 101 will not have a material impact on our consolidated financial statements.

10.  SEGMENT INFORMATION

The Registrant has defined and reports five segments as follows: the incumbent local exchange carrier ("CLEC"), the competitive local exchange carrier ("CLEC), long distance services ("LD"), the internet service provider ("ISP") and the digital wireless group ("DCS"). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Registrant evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating earnings before interest, taxes, depreciation, and amortization ("EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and six months ended June 30, 2000 and 1999, is as follows:














Three Months ended June 30, 2000     ILEC             CLEC          LD          ISP           DCS           OTHER         TOTAL
                                   -------------------------------------------------------------------------------------------------

 External revenues                 $  20,390,780   $ 1,429,098  $ 3,458,020  $ 1,692,445   $ 1,785,005    $   112,500  $  28,867,848
 Intersegment revenues                 1,386,835           -            -             -         14,749            -        1,401,584
 External expenses                    10,428,784     3,238,342    1,978,716    1,805,211     2,201,059         167,498    19,819,610
 Intersegment expeenses                   93,932        28,927      715,688      542,477        20,560         -           1,401,584
 Depreciation and amortization         3,679,856       265,012      263,027      357,690        13,634           5,296     4,584,515
                                  --------------------------------------------------------------------------------------------------
 Segment operating proft/(loss)    $  7 ,575,043  $ (2,103,183) $   500,589  $(1,012,933)  $  (435,499)   $    (60,294) $  4,463,723
                                  --------------------------------------------------------------------------------------------------
 Segment Assets                    $ 138,895,998  $ 11,745,442  $ 5,729,010  $ 8,332,406   $   796,774   $ 107,598,074 $ 273,097,704

Three Months ended June 30, 1999     ILEC             CLEC          LD          ISP           DCS           OTHER         TOTAL
                                  --------------------------------------------------------------------------------------------------
 External revenues                 $  18,799,856  $    680,289  $ 3,610,982  $  1,427,674   $1,245,293   $    337,500    26,101,594
 Intersegment revenue                  1,008,855           -            -             -         10,708          -         1,019,563
 External expenses                    10,536,862       802,330    2,179,189     1,335,514    1,626,499        154,253    16,634,647
 Intersegment expenses                    76,547         9,740      703,857       213,517       15,902           -        1,019,563
 Depreciation and amortization         3,278,839        65,524      196,886       230,108       14,955         36,857     3,823,169
                                  --------------------------------------------------------------------------------------------------
 Segment operating proft/(loss)    $   5,916,463  $   (197,305) $   531,050  $   (351,465) $  (401,355)  $    146,390 $   5,643,778
                                  --------------------------------------------------------------------------------------------------
 Segment Assets                    $ 120,486,039  $ 2,095,570   $ 4,034,807  $  7,404,041  $   866,908   $ 77,709,254  $ 212,596,619


Six Months ended June 30, 2000       ILEC             CLEC          LD          ISP           DCS           OTHER         TOTAL
                                  --------------------------------------------------------------------------------------------------
 External revenues                 $  40,651,235  $  2,333,816  $ 6,986,091  $  3,193,016  $ 3,420,997  $     225,000  $  56,810,155
 Intersegment revenue                  2,451,134           -            -            -          25,623        -            2,476,757
 External expenses                    21,025,866     5,894,042    3,885,545     3,382,280    4,185,377        305,945     38,679,055
 Intersegment expenses                   158,320        44,305    1,414,812       822,626       36,694        -            2,476,757
 Depreciation and amortization         7,056,331       356,377      516,207       658,941       28,349         10,594      8,626,799
                                  --------------------------------------------------------------------------------------------------
 Segment operating proft/(loss)    $  14,861,852  $ (3,960,908) $ 1,169,527  $ (1,670,831) $  (803,800) $     (91,539) $   9,504,301
                                  --------------------------------------------------------------------------------------------------
 Segment Assets                    $ 138,895,998  $ 11,745,442  $ 5,729,010  $  8,332,406  $   796,774  $ 107,598,074  $ 273,097,704


Six Months ended June 30, 1999       ILEC             CLEC          LD          ISP           DCS           OTHER         TOTAL
                                  --------------------------------------------------------------------------------------------------
 External revenues                 $  37,604,100  $  1,168,585  $ 7,165,719  $  2,734,195  $ 2,311,219  $     450,000  $  51,433,818
 Intersegment revenues                 1,929,869        -              -             -          17,534           -         1,947,403
 External expenses                    20,769,023     2,124,524    4,241,856     2,570,558    3,085,946        306,371     33,098,278
 Intersegment expenses                   157,830         9,843    1,373,935       378,072       27,723           -         1,947,403
 Depreciation and amortization         6,397,046       112,338      385,228       454,485       29,562         73,711      7,452,370
                                ----------------------------------------------------------------------------------------------------
 Segment operating proft/(loss)    $  12,210,070  $ (1,078,120) $ 1,164,700  $   (668,920) $  (814,478) $      69,918  $  10,883,170
                                  --------------------------------------------------------------------------------------------------
 Segment Assets                    $ 120,486,039  $  2,095,570  $ 4,034,807  $   7,404,041 $   866,908  $  77,709,254  $ 212,596,619


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Three months ended June 30, 2000 and June 30, 1999
--------------------------------------------------

         Operating revenues increased $2.8 million or 10.6% to $28.9 million for the three months ended June 30, 2000 when compared to the same period of 1999.

         Excluding intersegment revenues, ILEC revenue was $20.4 million, a $1.6 million or 8% increase over the same period last year. This increase was driven by increased demand for local service, increased custom call feature revenue as a result of telemarketing and sales efforts, and increased access revenue. Over 7,800 new access lines were connected to the network since June 30, 1999, bringing the total number of local access lines in the ILEC's three-county service area to over 120,000. The Registrant is currently a party to three interconnection agreements that give other CLEC's access to the Registrant's local telephone service market. The Registrant has received additional interconnection requests from eight other CLEC's in 2000. Some or all of these new agreements may be finalized in 2000. If so, they are expected to provide additional competition to the ILEC.

         CLEC revenue was $1.4 million, a $0.7 million or 110% increase over the same period last year. This increase was driven by the addition of over 3,800 access lines since June 30, 1999, bringing the total lines in service to over 6,000. Approximately 1,000 of these lines are located at Concord Mills Mall in Concord, North Carolina, which opened in late September,
1999. On April 20, 2000 the Board of Directors of the Registrant approved a recommendation from the Registrant's management to expand the competitive footprint of the CLEC to include the Greensboro and Raleigh markets. In addition to these two markets, the CLEC will seek to negotiate "preferred provider" agreements, similar to the agreement with the Mills Corp. for its Concord Mills Mall, with developers in other attractive markets within the Carolinas. Expansion into these markets is projected to begin late in 2000. The Registrant does not expect to receive significant revenues from this expansion in 2000. The Registrant is currently party to five interconnection agreements with other ILEC's to gain access to their local telephone service market and has requested interconnection agreements with two other ILEC's in 2000. In July, the Registrant entered into an agreement with River Park LLC to become the preferred provider of telecommunications service for the River Park development. River Park is a mixed use development being built in Mooresville, North Carolina scheduled to be completed in 3-5 years.

         LD revenue was $3.5 million, which is comparable to revenue for the same period last year. Despite a 12% increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. The Registrant expects LD revenue to begin to increase gradually as usage by existing customers and the number of customers increase.

         ISP revenue was $1.7 million, a $0.3 million or 19% increase over the same period last year. This increase was driven by an increase in the number of dial-up, web hosting, dedicated high speed, and digital subscriber line (DSL) customers. There were approximately 18,800 ISP customers at June 30, 2000, compared to approximately 14,500 at June 30, 1999.

         DCS revenue was $1.8 million, a $0.5 million or 43% increase over the same period last year. This increase was driven by the addition of approximately 3,700 subscribers since June 30, 1999, bringing the total number of subscribers to approximately 12,800.

         Operating expenses, exclusive of depreciation and amortization, increased $3.2 million or 19% to $19.8 million for the three months ended June 30, 2000 when compared to the same period of 1999.

         Excluding intersegment expenses, ILEC operating expenses were $10.4 million, which is comparable to expenses for the same period last year.

         CLEC operating expenses were $3.2 million, a $2.4 million or 304% increase over the same period last year. This increase was mainly due to the CLEC expansion program described above. These expenses are being funded primarily through cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.

         LD operating expenses were $2.0 million, a $0.2 million or 9% decrease over the same period last year. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

         ISP operating expenses were $1.8 million, a $0.5 million or 35% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel.

         DCS operating expenses were $2.2 million, a $0.6 million or 35% increase over the same period last year. This increase was mainly due to the increase in DCS subscribers.

         Depreciation and amortization expense increased $0.8 million or 20% to $4.6 million for the three months ended June 30, 2000 when compared to the same period of 1999. This increase reflects an increase in depreciable assets.

         Other income (expenses) decreased $6.1 million when compared to the same period last year. This decrease was primarily due to:

         o a $2.7 million pre-tax gain from the sale of 30,000 shares of ITC^DeltaCom stock and 45,000 shares of Illuminet stock. This represents a decrease of $7.7 million in pre-tax gains when compared to the same period last year. At June 30, 2000, the Company owned over 830,000 shares of ITC^DeltaCom and over 880,000 shares of Illuminet,

        o a $0.4 million increase in other expenses primarily due to higher interest expense in the period,

                Partially offset by

        o An increase in income from affiliates of $2.0 million due to higher Palmetto MobileNet cellular partnership earnings.

         Income taxes decreased $3.0 million or 47% to $3.3 million over the same period last year due primarily to the decrease in taxable income of $7.3 million attributable to the lower sales of investment securities during the three months ended June 30, 2000 when compared to the same period last year.

Six months ended June 30, 2000 and June 30, 1999
------------------------------------------------

         Operating revenues increased $5.4 million or 11% for the six months ended June 30, 2000 when compared to the same period of 1999.

         Excluding intersegment revenues, ILEC revenue was $40.7 million, a $3.0 million or 8% increase over the comparable period ending on June 30, 1999, primarily resulting from increased access revenue. The two primary factors behind increased access revenue are an increase in minutes and an increase in local revenue based on access line growth of 7% from June 30, 1999 to June 30, 2000. Custom call features revenue increased 27% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

         CLEC operating revenues were $2.3 million, representing a $1.2 million or 100% increase over the same period last year. The increase is due to the additional CLEC access lines placed in service during the past twelve months

         LD revenue was $7.0 million, which is comparable to revenue for the same period last year. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. The Registrant expects LD revenue to begin increasing gradually as usage by existing customers and the number of customers increases.

         ISP contributed $3.2 million to the six months ended June 30, 2000, an increase of $0.5 million or 17% over the same period last year. This increase was driven by an increase in customers across all service offerings within the segment. 1,845 customers were added in February 2000 through the acquisition of Internet of Concord and approximately 900 customers were added in September 1999 through the acquisition of Catawba Valley Internet Partnership.

         DCS contributed $3.4 million to revenue, a $1.1 million or 48% increase over last year due to the increased number of customers.

         Operating expenses, exclusive of depreciation and amortization, increased $5.6 million or 17% for the six months ended June 30, 2000 when compared to the same period of 1998.

         Excluding intersegment expenses, ILEC expenses were $21.0 million, a $.2 million or 1% increase over the comparable period ending on June 30, 1999. This increase was mainly due to increased headcount.

         CLEC operating expenses were $5.9 million compared with $2.1 million during the same period last year. CLEC operating expenses have risen significantly in 2000 due to the CLEC expansion program described above. These expenses are expected to be funded primarily through cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.

         LD operating expenses were $3.9 million, a $0.4 million or 8% decrease over the same period last year. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

         ISP operating expenses were $3.4 million, a $0.8 million or 32% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel.

         DCS operating expenses were $4.2 million, a $1.1 million or 36% increase over the same period last year. This increase was mainly due to the increase in DCS subscribers.

         Depreciation expense increased $1.2 million or 16% to $8.6 million for the six months ended June 30, 2000 when compared to the same period of 1999. This increase reflects an increase in the depreciable assets.

         Other income (expenses) decreased $3.6 million when compared to the same period in the prior year. This decrease results from the following:



o $5.6 pretax income from sales of ITC^DeltaCom and Illuminet stock in 2000 compared with $11.5 pretax income from sales of ITC^DeltaCom in 1999,

o Higher other expenses, primarily due to higher interest expense in 2000,

partially offset by

        An increase in income from affiliates due to higher Palmetto MobileNet cellular partnership earnings, $3.2 million for the six months ended June 3, 2000, partially offset by small losses from the other equity investments.


Liquidity and Capital Resources
-------------------------------

         The liquidity of the Registrant decreased during the six-month period ended June 30, 2000. Current assets exceeded current liabilities by $4.1 million at June 30, 2000. In comparison, current assets exceeded current liabilities by $8.1 million at December 31, 1999.

         Current assets increased by $3.3 million when compared to December 31, 1999. This increase is primarily due to increased cash and cash equivalents of $3.4 million due to sales of ITC^DeltaCom and Illuminet stock and increased accounts receivable of $1.7 million attributable to increased revenues. These increases were offset in part by a decrease in other accounts receivable of $1.3 million due to the collection of outstanding receivables from Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom") and
$1.5 million due to collection of outstanding notes receivable.

         Current liabilities increased by $7.3 million from December 31, 1999 to June 30, 2000. This increase is primarily attributable to increases in accounts payable of $7.3 million due to timing of capital expenditures and increased income taxes payable of $1.4 million due to taxes accrued on the sale of ITC^DeltaCom and Illuminet shares. These increases were offset in part by a decrease in accrued payroll of $1.3 million due to bonus payouts.

         The Registrant's principal sources of liquidity were cash provided by operations of $16.8 million, proceeds from the sale of investment securities of $11.1 million, and proceeds from an increase in long-term debt of $13.0 million. Other sources of liquidity were proceeds from partnership capital distributions of $2.0 million and proceeds from issuances of common stock of $0.4 million.

         Uses of cash during the period included capital expenditures primarily for the expansion of CLEC operations of $30.0 million, purchase of investment securities of $5.9 million, purchase of investments in affiliates and other investments of $.7 million, payment of dividends of $2.5 million, and the acquisition of Internet of Concord for $0.8 million.

     At June 30, 2000, the fair market value of the Registrant's investment securities was $69.3 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $33.0 million was outstanding on June 30, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on June 30, 2000 was 7.27%. In addition, the Registrant has a $5.0 million revolving credit facility with First Charter National Bank at a variable interest rate based on LIBOR plus 1.25%. At June 30, 2000, there were no amounts outstanding under this facility.

         The Registrant also has a $5.0 million revolving credit facility with Rural Telephone Finance Corporation at an interest rate not to exceed a specified base rate plus 1.5%. At June 30, 2000, there were no amounts outstanding under this facility.

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

         In July the Registrant announced its intention to partition its predefined area of the BellSouth Mobility DCS Partnership. In this agreement, which will likely take effect in the first quarter of 2001, the Registrant will acquire 47 cell sites, approximately 9,000 subscribers and a license for spectrum for three and a half counties north of Charlotte, NC. This partitioned area contains a population of approximately 440,000 people. The cost of partitioning is estimated to be approximately $20 million at the effective time of partitioning. The Registrant currently plans to fund this purchase through a combination of borrowings under existing or new credit facilities and the sale of investment securities. While the Registrant will have ownership of the assets and customers within its partitioned area, it will remain part of the BellSouth partnership and will remain subject to certain conditions of the BellSouth partnership. These conditions include certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.






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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $33.0 million was outstanding on June 30, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate was 7.27% on June 30, 2000. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. The interest rate swap will protect the Registrant against an upward movement in interest rates, but subjects the Registrant to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Registrant's financial condition or operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders was held on April 20, 2000. All directors were re-elected for the terms set forth below.

         Proxies were solicited for the following matters:
         (1)      To elect a Board of Directors

                  Three Directors for a three-year term expiring in 2003

                                                      For          Abstain
                   Michael R. Coltrane             7,860,478        2,832
                   Samuel E. Leftwich              7,848,646       14,664
                   Jerry H. McClellan              7,848,646       14,664


        (2) To ratify the action of the Board of Directors in selecting KPMG LLP as independent public accountants to audit the books of the Corporation for the year.

                             For                               Abstain
                         7,833,659                              29,651

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


         (A) Exhibits

               Exhibit No.                    Description of Exhibit
               ----------                     ----------------------

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


    CT COMMUNICATIONS, INC.
---------------------------------
(Registrant)

/s/ Amy M. Justis
----------------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer






August 14, 2000
-----------------------------------
              Date



(The above signatory has dual responsibility as duly authorized officer and principal accounting officer of the Registrant.)

                               EXHIBIT INDEX
Exhibit No.                                             Description
-----------                                             ------------

     11                                       Computation of Earnings per Share

     27                                       Financial Data Schedule