Form 10-Q
period 2000-09-30
CT COMMUNICATIONS INC /NC
filed 2000-11-14
CIK 23259

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITY EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

         18,857,713 shares of Common Stock outstanding as of November 1, 2000.

                          CT COMMUNICATIONS, INC.

                                   INDEX



                                                                        Page No.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets --
         September 30, 2000 and December 31, 1999                           3

Consolidated Statements of Income --
         Three and Nine Months Ended September 30, 2000 and
         1999                                                               5

Consolidated Statements of Cash Flows --
         Nine Months Ended September 30, 2000 and                           6
         1999

Consolidated Statements of Comprehensive Income --
         Three and Nine Months Ended September 30, 2000 and
         1999                                                               7

Notes to Financial Statements                                               8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                             16

PART II.        Other Information

Item 6.      Exhibits and Reports on Form 8-K                              17

                       PART I. FINANCIAL INFORMATION

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)



                                          September 30,         December 31,
                                              2000                  1999
                                              ----                  ----

ASSETS
Current assets:
   Cash and cash equivalents             $ 34,175,250             $  1,561,778
   Accounts receivable, net of
         allowance for doubtful
         accounts of $107,500              17,143,010               14,859,359
   Notes receivable                               ---                1,513,500
   Other accounts receivable                  465,895                2,260,038
   Materials and supplies                   3,176,464                2,551,724
   Deferred income taxes                      154,669                  154,669
   Prepaid expenses and
         other assets                       1,181,167                1,097,875
                                          ------------             ------------
Total current assets                       56,296,455               23,998,943
                                          ------------             ------------

Investment securities                      36,998,971               81,950,045
Other investments                             484,363                    9,363
Investments in affiliates                  38,132,816               31,683,635

Property and equipment:
   Land, buildings and general equipment   46,410,071               38,873,719
   Central office equipment               102,432,096               83,054,096
   Poles, wires, cables and conduit       102,448,992               95,335,716
   Construction in progress                 6,672,581                2,426,293
                                          ------------             ------------
                                          257,963,740              219,689,824
   Less accumulated depreciation          114,880,456              105,514,615
                                          ------------             ------------

Net property and equipment                143,083,284              114,175,209
                                          ------------             ------------

Intangibles, net                            6,769,327                5,878,015
                                          ------------             ------------

TOTAL ASSETS                             $281,765,216             $257,695,210
                                          ============             ===========





See accompanying notes to consolidated financial statements.

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets, (Continued)
                                (Unaudited)


                                                    September 30,   December 31,
                                                        2000             1999
                                                        ----             -----

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock                   $     12,500      $    12,500
     Accounts payable                                9,063,785        6,955,346
     Customer deposits and advance billings          2,014,254        2,094,334
     Accrued payroll                                 1,772,655        2,450,067
     Income taxes payable                           15,816,875        1,019,221
     Accrued pension cost                            1,019,339        1,020,639
     Other accrued liabilities                       2,339,497        2,321,594
                                                  ------------     ------------
 Total current liabilities                          32,038,905       15,873,701
                                                  ------------     ------------

 Long-term debt                                     39,000,000       20,000,000
                                                  ------------     ------------

 Deferred credits and other liabilities:
     Deferred income taxes                          17,967,708       34,507,475
     Investment tax credits                            603,146          689,310
     Postretirement benefits other than pension     10,475,689       10,551,111
     Other                                             551,686          795,011
                                                  ------------     ------------
 Total deferred credits and other liabilities       29,598,229       46,542,907
                                                  ------------     ------------

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,250 shares issued and
     outstanding in 2000 and 1999                     112,500          112,500
                                                 ------------     ------------

 Total liabilities                                100,749,634       82,529,108
                                                 ------------     ------------

 Stockholders' equity:
   Preferred Stock not subject to mandatory redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2000 and 1999          335,600          335,600
          4.5% series, $100 par value; 614
         shares outstanding in 2000 and 1999           61,400           61,400
   Common Stock
       18,857,597 and 18,760,930 shares
       outstanding in 2000 and 1999,
       respectively                                42,472,662       40,705,827
   Other capital                                      298,083          298,083
   Deferred compensation                           (1,224,552)      (1,074,726)
   Other accumulated comprehensive income          18,477,286       48,059,889
   Retained earnings                              120,595,103       86,780,029
                                                 ------------     ------------
 Total stockholders' equity                       181,015,582      175,166,102
                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $281,765,216     $257,695,210
                                                 ============     ============

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                    September 30              September 30
                                2000          1999         2000           1999
                                ----          ----         ----           ----

Operating revenues:          $28,640,072  $26,594,439   $85,450,227   $78,028,257

Operating expenses:           25,393,133   20,743,281    72,698,987    61,293,929
                             -----------  -----------   -----------   -----------

   Operating income            3,246,939    5,851,158    12,751,240    16,734,328

Other income (expenses):
   Equity in income of
     affiliates, net           1,557,920      709,034     4,560,905       788,610
   Interest, dividend
     income and gain on
     sale of investments      42,329,635    2,533,344    48,220,138    14,855,660
   Other expenses,
     principally interest     (1,653,017)    (593,460)   (3,058,192)   (1,928,610)

Total other income (expenses) 42,234,538    2,648,918    49,722,851    13,715,660
                              ----------   ----------   ------------  -----------

 Income before income taxes   45,481,477    8,500,076    62,474,091    30,449,988

Income taxes                  18,147,704    3,485,265    24,970,647    12,422,328
                              ----------   ----------   -----------   -----------

    Net income                27,333,773    5,014,811    37,503,444    18,027,660

Dividends on preferred stock       6,386        6,548        19,158        19,702
                              ----------    ---------    ----------   -----------

Earnings for common stock     27,327,387    5,008,263    37,484,286    18,007,958
                             ===========    =========    ==========   ===========

Basic earnings per
  common share                $     1.45   $     0.27    $     1.99    $     0.96
                             ===========   ==========    ==========   ===========
Diluted earnings per
  common share                $     1.44   $     0.27    $     1.98    $     0.96
                             ===========   ==========    ==========   ===========



Basic weighted average
  shares outstanding          18,853,398   18,737,444    18,826,726    18,688,742
                             ===========   ==========    ==========   ===========

Diluted weighted average
 shares outstanding           18,942,032   18,854,438    18,942,034    18,800,938
                             ===========   ==========    ==========   ===========


See accompanying notes to consolidated financial statements.

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                Nine Months Ended September 30,
                                                    2000               1999
                                                    ----               ----

Cash flows from operating activities:
      Net income                               $ 37,503,444        $ 18,027,660
      Adjustments to reconcile net income to
      net cash provided by operating
      activities:
         Depreciation and amortization           13,464,412          11,517,009
         Postretirement benefits                    (75,422)             50,915
         Gain on sales of investment
           securities                            (8,206,690)        (13,450,074)
         Gain on sale of investments in
           affiliate                            (39,214,000)               ---
         Undistributed income of affiliates      (4,581,672)           (788,609)
         Deferred income taxes and tax credits      (86,164)            (86,164)
         Changes in operating assets and
         Liabilities, net of effects of
           acquisitions:
           Accounts receivable                    1,061,400          (3,173,594)
           Materials & supplies                    (624,740)           (334,901)
           Other current assets                    (269,341)            501,849
           Accounts payable                       1,334,713            (947,401)
           Customer deposits and advance
            billings                                (80,080)            481,523
           Accrued liabilities                     (685,028)          1,815,351
           Income taxes payable                  14,797,654           2,354,691
                                                -----------         -----------
Net cash provided by operating activities        14,338,486          15,968,255
                                                -----------         -----------

Cash flows from investing activities:
     Capital expenditures, net                  (40,682,659)        (20,299,978)
     Purchase of investments in affiliates       (6,352,956)         (1,615,173)
     Purchase of other investments                 (475,000)               ---
     Purchase of investment securities           (6,872,313)         (5,754,943)
     Proceeds from sale of investment
       in affiliate                              39,214,000                ---
     Proceeds from sale of investment securities 14,415,815          16,954,454
     Partnership capital distribution             3,976,852           1,955,460
     Acquisitions, net of cash                     (794,454)               ---
                                                -----------        ------------
Net cash provided by(used in) investing
  activities                                      2,429,285          (8,760,180)
                                                -----------        ------------

Cash flows from financing activities:
     Proceeds from credit facility               19,000,000                ---
     Dividends paid                              (3,688,349)         (3,667,613)
     Repurchase of Common and Preferred Stock       (11,561)            (42,917)
     Proceeds from Common Stock issuances           545,611             652,240
                                                -----------         -----------
Net cash provided by (used in) financing
  activities                                     15,845,701          (3,058,290)
                                                -----------         -----------

Net increase in cash and cash equivalents        32,613,472           4,149,785
Cash and cash equivalents - beginning of period   1,561,778           2,807,887
                                                -----------         -----------
Cash and cash equivalents - end of period       $34,175,250         $ 6,957,672
                                                ===========         ===========



See accompanying notes to consolidated financial statements.


                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Loss)
                                (Unaudited)

                                 Three Months Ended          Nine Months Ended
                                    September 30                September 30
                                 -------------------         -----------------
                                 2000           1999         2000          1999
                                 ----           ----         ----          ----

Net income                     $27,333,773  $5,014,811   $37,503,444  $18,027,660

Other comprehensive income,
   net of tax:
   Unrealized holding
     gains (losses) on
     available-for-sale
     securities                (19,183,349)   (124,699)  (24,318,832)  12,118,022
   Less reclassification
     adjustment for gains
     realized in net
     income                     (1,741,936) (1,457,927)   (5,263,771)  (8,084,817)
                              ------------  ----------   -----------   ----------

Comprehensive income           $ 6,408,488  $3,432,185    $7,920,841  $22,060,865
                               ===========  ==========    ==========  ===========



See accompanying notes to consolidated financial statements.

                  CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                (Unaudited)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of September 30, 2000 and 1999, and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements should be read with the Company's 1999 Annual Report on Form 10-K and do not include all disclosures associated with annual financial statements.

2. In certain instances, amounts previously reported in the 1999 consolidated financial statements have been reclassified to conform with the 2000 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Registrant's Voting Common Stock to 4.4 shares Common Stock and each share of the Registrant's Class B Nonvoting Common Stock to 4.0 shares of the Registrant's Common Stock, effective January 28, 1999, as well as a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the nine months ended September 30, 2000.

                                                 Shares              Value
                                                 ------              -----
Outstanding at December 31, 1999....           18,760,930         $40,705,827
Purchase of common stock....                      (12,095)           (286,639)
Issuance of common stock....                      108,762           2,053,474
                                               -----------        ------------
Outstanding at September 30, 2000....          18,857,597         $42,472,662
                                               ===========        ============

                                                 Basic               Diluted
                                                 -----               -------
Weighted average shares outstanding for the
     Nine months ended September 30, 2000      18,826,726          18,942,034

6.       SECURITIES AVAILABLE-FOR-SALE
         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Registrant's investments by major security type and class of security at September 30, 2000 and December 31, 1999 were as follows:

                             September 30, 2000
                             ------------------

Securities             Amortized  Gross Unrealized  Gross Unrealized    Fair
Available for Sale       Cost      Holding Gains      Holding Losses    Value
------------------       ----      -------------    ----------------    -----

Equity Securities   $ 8,191,228   $ 29,415,540       $ (607,797)    $36,998,971
                    ===========    ============      ===========    ===========


                             December 31, 1999
                             -----------------

Securities             Amortized  Gross Unrealized  Gross Unrealized     Fair
Available for Sale       Cost      Holding Gains     Holding Losses      Value
------------------       ----      -------------    -----------------    -----

Equity Securities     $7,019,143   $ 75,152,748      $  (221,846)   $81,950,045
                      ==========   ============      ============    ==========

-----------------------------------------

In the nine months ended September 30, 2000, the Registrant sold 140,000 shares of ITC^Deltacom, Inc. ("ITC^DeltaCom") common stock and 130,000 shares of Illuminet Holdings, Inc. ("Illuminet") common stock for a pre-tax gain of $5.6 million. As of September 30, 2000, the Registrant owned approximately 800,000 shares of ITC^DeltaCom common stock and approximately 780,000 shares of Illuminet common stock.

7.       INVESTMENTS IN AFFILIATED COMPANIES

                                    September 30, 2000       December 31, 1999
                                    ------------------       -----------------
Equity Method:
     Palmetto MobileNet, L.P.           $12,503,990             $11,678,889
     Wireless One of NC, LLC              8,658,289               8,613,074
     Other                                  116,647                  41,016

Cost Method:
     ITC Holding Company                  2,215,534               2,724,129
     Maxcom
      Telecomunicaciones, S.A. de C.V.   14,638,356               8,610,277
         Other                               -                       16,250
                                         -----------             -----------
                       TOTAL            $38,132,816              31,683,635
                                        ============             ===========

In September 2000, the Registrant sold its 1.96% interest in the BellSouth Carolinas PCS, L.P., which had zero net book value, for a gain of $39.2 million.

8.       LONG-TERM DEBT

Long-term debt consists of the following:

The Registrant has a $60.0 million line of credit with interest at LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on September 30, 2000 was 7.31%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $39.0 million outstanding under this line of credit at September 30, 2000. The Registrant also has two lines of credit for $5.0 million each. As of September 30, 2000, the Registrant had no amounts outstanding under these credit lines.

9        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that the standard must be adopted by the Company no later than January 1, 2001. The Company anticipates that, due to limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which sets forth guidelines for accounting and disclosures related to revenue recognition. The guidelines in SAB No. 101 must be adopted during the fourth quarter of 2000. We anticipate that the adoption of SAB No. 101 will not have a material impact on our consolidated financial statements.

10.  SEGMENT INFORMATION

The Registrant has defined and reports five segments as follows: the incumbent local exchange carrier ("ILEC"), the competitive local exchange carrier ("CLEC"), long distance services ("LD"), the internet service provider ("ISP") and the digital wireless group ("DCS"). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Registrant evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating earnings before interest, taxes, depreciation, and amortization ("EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and nine months ended September 30, 2000 and 1999, is as follows:

Three Months ended September 30, 2000 ILEC        CLEC         LD         ISP         DCS        OTHER        TOTAL       rptd in 3Q
 External revenues                     20,144,466    938,329  3,478,852  1,874,518   2,091,407      112,500   28,640,072  28,640,072
 Intersegment revenues                  1,440,662          -          -          -      14,298            -    1,454,960
 External expenses                     10,266,811  3,502,971  1,988,977  2,256,729   2,457,140      162,732   20,635,360  20,635,360
 Intersegment expenses                     92,380     27,305    795,875    518,039      21,361            -    1,454,960
 Depreciation and amortization          3,758,344    322,093    303,773    354,636      13,632        5,295    4,757,773   4,757,773
 Segment operating proft/(loss)         6,119,311 (2,886,735) 1,186,102   (736,847)   (379,365)     (55,527)   3,246,939   3,246,939
 Segment Assets                       141,542,777 13,672,669  5,481,404  8,263,665     810,640  111,994,061  281,765,216 281,765,216

Three Months ended September 30, 1999 ILEC        CLEC         LD         ISP         DCS        OTHER        TOTAL       rptd in 3Q
 External revenues                     19,318,018    650,810  3,658,851  1,490,861   1,363,398      112,501   26,594,439  26,594,439
 Intersegment revenues                    965,264          -          -          -      13,176            -      978,440
 External expenses                     10,087,135  1,364,675  2,080,672  1,347,210   1,627,770      171,180   16,678,642  16,678,642
 Intersegment expenses                    125,058     24,349    578,433    233,489      17,111            -      978,440
 Depreciation and amortization          3,459,019     79,669    216,536    226,505      15,778       67,132    4,064,639   4,064,639
 Segment operating proft/(loss)         5,771,864   (793,534) 1,361,643    (82,854)   (280,150)    (125,811)   5,851,158   5,851,158
 Segment Assets                       117,592,429  2,999,512  4,277,747  7,679,299   1,144,552   75,765,711  209,459,250 209,459,250

Nine Months ended September 30, 2000   ILEC       CLEC        LD         ISP         DCS        OTHER        TOTAL       rptd in 3Q
 External revenues                     60,795,700  3,272,145 10,464,943  5,067,534   5,512,405      337,500   85,450,227  85,450,227
 Intersegment revenues                  3,891,796          -          -          -      39,921            -    3,931,717
 External expenses                     31,292,678  9,397,013  5,874,522  5,639,009   6,642,517      468,676   59,314,415  59,314,415
 Intersegment expenses                    250,700     71,610  2,210,687  1,340,665      58,055            -    3,931,717
 Depreciation and amortization         10,814,675    678,470    819,980  1,013,577      41,981       15,889   13,384,572  13,384,572
 Segment operating proft/(loss)        18,688,347 (6,803,338) 3,770,441 (1,585,052) (1,172,093)    (147,065)  12,751,240  12,751,240
 Segment Assets                       141,542,777 13,672,669  5,481,404  8,263,665     810,640  111,994,061  281,765,216 281,765,216

Nine Months ended September 30, 1999   ILEC       CLEC        LD         ISP         DCS        OTHER        TOTAL       rptd in 3Q
 External revenues                     56,922,118  1,819,395 10,824,570  4,225,056   3,674,617      562,501   78,028,257  78,028,257
 Intersegment revenues                  2,895,133          -          -          -      30,710            -    2,925,843
 External expenses                     30,856,158  3,489,199  6,322,528  3,917,768   4,713,716      477,551   49,776,920  49,776,920
 Intersegment expenses                    282,888     34,192  1,952,368    611,561      44,834            -    2,925,843
 Depreciation and amortization          9,856,065    192,007    601,764    680,990      45,340      140,843   11,517,009  11,517,009
 Segment operating proft/(loss)        16,209,895 (1,861,811) 3,900,278   (373,702) (1,084,439)     (55,893)  16,734,328  16,734,328
 Segment Assets                       117,592,429  2,999,512  4,277,747  7,679,299   1,144,552   75,765,711  209,459,250 209,459,250


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three months ended September 30, 2000 and September 30, 1999
------------------------------------------------------------

         Operating revenues increased $2.0 million or 7.7% to $28.6 million for the three months ended September 30, 2000 when compared to the same period of 1999.

         Excluding intersegment revenues, ILEC revenue was $20.1 million, a $0.8 million or 4% increase over the same period last year. This increase was driven by increased demand for local service, increased custom call feature revenue as a result of telemarketing and sales efforts, and increased access revenue. Revenues were negatively impacted by approximately $0.6 million in the quarter by a one-time switching translation error and an estimated regulatory true up. Over 6,800 new access lines were connected to the network since September 30, 1999, bringing the total number of local access lines in the ILEC's three-county service area to over 122,000. The Registrant is currently a party to three interconnection agreements that give other CLEC's access to the Registrant's local telephone service market. The Registrant has received additional interconnection requests from eight other CLEC's in 2000. Some or all of these new agreements may be finalized in 2000. If so, they are expected to provide additional competition to the ILEC.

         CLEC revenue was $0.9 million, a $0.3 million or 44% increase over the same period last year. This increase was driven by the addition of over 4,600 access lines since September 30, 1999, bringing the total lines in service to over 7,900. Approximately 1,000 of these lines are located at Concord Mills Mall in Concord, North Carolina, which opened in late September, 1999. CLEC revenues were negatively impacted in the quarter by approximately $0.3 million as the Registrant adopted a more conservative stance by recognizing only 70% of reciprocal compensation revenues. At September 30, 2000 the Registrant accrued $0.6 million for reciprocal compensation. On April 20, 2000 the Board of Directors of the Registrant approved a recommendation from the Registrant's management to expand the competitive footprint of the CLEC to include the Greensboro market. In addition to this market, the CLEC will seek to negotiate "preferred provider" agreements, similar to the agreement with the Mills Corp. for its Concord Mills Mall, with developers in other attractive markets within the Carolinas. Expansion into these markets is projected to begin in the 4th quarter of 2000. The Registrant is currently party to five interconnection agreements with other ILEC's to gain access to their local telephone service market and has requested interconnection agreements with two other ILEC's in 2000. As of September 30, 2000 the Registrant has signed 10 agreements to become the preferred telecommunications provider for developments scheduled to be completed over the next 3-5 years amounting to nearly 7,500 access lines.

         LD revenue was $3.5 million, which is comparable to revenue for the same period last year. Despite a 7% increase in the number of pre-subscribed access lines and the resulting increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. The Registrant expects LD revenue to remain steady.

         ISP revenue was $1.9 million, a $0.4 million or 26% increase over the same period last year. This increase was driven by an increase in the number of dial-up, web hosting, dedicated high speed, and digital subscriber line (DSL) customers. There were approximately 18,400 ISP customers at September 30, 2000, compared to approximately 15,200 at September 30, 1999.

         DCS revenue was $2.1 million, a $0.7 million or 53% increase over the same period last year. This increase was driven by the addition of approximately 4,500 subscribers since September 30, 1999, bringing the total number of subscribers to approximately 14,200.

           Operating expenses, exclusive of depreciation and amortization, increased $4.0 million or 24% to $20.6 million for the three months ended September 30, 2000 when compared to the same period of 1999.

         Excluding intersegment expenses, ILEC operating expenses were $10.3 million, which is comparable to $10.1 million for the same period last year.

         CLEC operating expenses were $3.5 million, a $2.1 million or 157% increase over the same period last year. This increase was mainly due to the CLEC expansion program described above. These expenses are being funded primarily through cash flows from operaticash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.

         LD operating expenses were $2.0 million, a $0.2 million or 4% decrease over the same period last year. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

         ISP operating expenses were $2.3 million, a $0.9 million or 68% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel.

         DCS operating expenses were $2.5 million, a $0.8 million or 51% increase over the same period last year. This increase was mainly due to the increase in DCS subscribers.

         Depreciation and amortization expense increased $0.7 million or 17% to $4.8 million for the three months ended September 30, 2000 when compared to the same period of 1999. This increase reflects an increase in depreciable assets.

         Other income (expenses) increased $39.6 million when compared to the same period of last year. This increase was primarily due to:

    o A $39.2 million pre-tax gain from the sale of the Registrant's 1.96% interest in the BellSouth Carolinas PCS, L.P.,

    o a $2.7 million pre-tax gain from the sale of 85,000 shares of Illuminet stock and 15,000 shares of ITC^DeltaCom compared to $2.3 million pre-tax gain during the same period of 1999. At September 30, 2000, the Company owned over 780,000 shares of Illuminet and over 800,000 shares of ITC^DeltaCom,

    o an increase in income from affiliates of $0.8 million due to higher Palmetto MobileNet cellular partnership earnings,

    o offset by higher interest expense due to an increase in outstanding debt and rising interest rates.

         Income taxes increased $14.7 million to $18.1 million due primarily to the taxes relating to the gain on the sale of the BellSouth Carolinas PCS, L.P. investment.

Nine months ended September 30, 2000 and September 30, 1999

         Operating revenues increased $7.4 million or 10% for the nine months ended September 30, 2000 when compared to the same period of 1999.

         Excluding intersegment revenues, ILEC revenue was $60.8 million, a $3.9 million or 7% increase over the comparable period ended on September 30, 1999, primarily resulting from increased access revenue. The two primary factors behind increased access revenue are an increase in minutes and an increase in local revenue based on access line growth of 6% from September 30, 1999 to September 30, 2000. Custom call features revenue increased 18% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

         CLEC operating revenues were $3.3 million, representing a $1.5 million or 80% increase over the same period last year. The increase is due to the additional CLEC access lines placed in service during the past twelve months.

         LD revenue was $10.5 million, which is comparable to revenue for the same period last year. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. The Registrant expects LD revenue to remain steady.

         ISP contributed $5.1 million to the nine months ended September 30, 2000, an increase of $0.8 million or 20% over the same period last year. This increase was driven by an increase in customers across all service offerings within the segment. 1,845 customers were added in February 2000 through the acquisition of Internet of Concord and approximately 900 customers were added in September 1999 through the acquisition of Catawba Valley Internet Partnership.

         DCS contributed $5.5 million to revenue, a $1.8 million or 50% increase over last year due to the increased number of customers.

         Operating expenses, exclusive of depreciation and amortization, increased $9.5 million or 19% for the nine months ended September 30, 2000 when compared to the same period of 1999.

         Excluding intersegment expenses, ILEC expenses were $31.3 million, a $.4 million or 1% increase over the comparable period ending on September 30, 1999. This increase was mainly due to increased headcount.

         CLEC operating expenses were $9.4 million compared with $3.5 million during the same period last year. CLEC operating expenses have risen significantly in 2000 due to the CLEC expansion program described above. These expenses are expected to be funded primarily through cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.

         LD operating expenses were $5.9 million, a $0.4 million or 7% decrease over the same period last year. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

         ISP operating expenses were $5.6 million, a $1.7 million or 44% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel.

         DCS operating expenses were $6.6 million, a $1.9 million or 41% increase over the same period last year. This increase was mainly due to the increase in DCS subscribers.

         Depreciation expense increased $1.9 million or 16% to $13.4 million for the nine months ended September 30, 2000 when compared to the same period of 1999. This increase reflects an increase in the depreciable assets.

         Other income (expenses) increased $36 million when compared to the same period in the prior year. This increase results from the following:


     o A $39.2 million pre-tax gain from the sale of the Registrant's 1.96% interest in the BellSouth Carolinas PCS, L.P.,

     o $8.3 million pretax income from sales of ITC^DeltaCom and Illuminet stock in 2000 compared with $13.8 million pretax income from sales of ITC^DeltaCom in 1999,

     o Income from the Palmetto MobileNet cellular partnership of $4.8 million for the nine months ended September 30, 2000 compared with $3.7 million for the same period in the prior year, and

     o Higher other expenses, primarily due to a $0.8 increase in interest expense during 2000.

Liquidity and Capital Resources

         The liquidity of the Registrant increased during the nine-month period ended September 30, 2000. Current assets exceeded current liabilities by $24.3 million at September 30, 2000. In comparison, current assets exceeded current liabilities by $8.1 million at December 31, 1999.

         Current assets increased by $32.3 million when compared to December 31, 1999. This increase is primarily due to a $32.6 million increase in cash and cash equivalents due primarily to the sale of the BellSouth Carolinas PCS, L.P. investment and proceeds from sales of ITC^DeltaCom and Illuminet stock. Accounts receivable increased $2.3 million due to increasing revenues. These increases were offset in part by a decrease in other accounts receivable of $1.8 million due to the collection of outstanding receivables from Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom") and $1.5 million due to collection of outstanding notes receivable.

         Current liabilities increased by $16.2 million from December 31, 1999 to September 30, 2000. This increase is primarily attributable to a $14.8 million increase in income taxes payable caused primarily by the gain on sale of the BellSouth Carolinas PCS, L.P. investment and an increase in accounts payable of $2.1 million due to timing of capital expenditures. These increases were offset in part by a decrease in accrued payroll of $0.7 million due to bonus payouts.

         The Registrant's principal sources of liquidity were cash provided by operations of $15.0 million, proceeds from sale of the BellSouth Carolinas PCS, L.P. investment of $39.2 million, proceeds from the sale of investment securities of $14.4 million, and proceeds from an increase in long-term debt of $19.0 million. Other sources of liquidity were proceeds from partnership capital distributions of $3.3 million and proceeds from issuances of common stock of $0.5 million.

         Uses of cash during the period included capital expenditures primarily for the expansion of competitive operations of $40.7 million, purchase of investment securities of $6.9 million, purchase of investments in affiliates and other investments of $6.8 million, payment of dividends of $3.7 million, and the acquisition of Internet of Concord for $0.8 million.

         At September 30, 2000, the fair market value of the Registrant's investment securities was $37.0 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $39.0 million was outstanding on September 30, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate on September 30, 2000 was 7.31%. In addition, the Registrant has a $5.0 million revolving credit facility with First Charter National Bank at a variable interest rate based on LIBOR plus 1.25%. At September 30, 2000, there were no amounts outstanding under this facility.

         The Registrant also has a $5.0 million revolving credit facility with Rural Telephone Finance Corporation at an interest rate not to exceed a specified base rate plus 1.5%. At September 30, 2000, there were no amounts outstanding under this facility.

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

Partition of BellSouth Carolinas PCS, L.P.

         In July 2000 the Registrant announced its intention to partition its predefined area of the BellSouth Carolinas PCS, L.P. In this agreement, which will likely take effect in the first quarter of 2001, the Registrant will acquire 47 cell sites, approximately 6,000 subscribers and a license for spectrum for three and a half counties north of Charlotte, NC. This partitioned area contains a population of approximately 440,000 people. The cost of partitioning is estimated to be $18 million to $20 million at the effective time of partitioning. The Registrant currently plans to fund this purchase through a combination of borrowings under existing or new credit facilities and the sale of investment securities. While the Registrant will have ownership of the assets and customers within its partitioned area, it will remain part of the BellSouth Carolinas PCS, L.P. partnership and will remain subject to certain conditions of the BellSouth Carolinas PCS, L.P. partnership. These conditions include certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Registrant's ability to respond effectively to the sweeping changes in industry conditions caused by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Registrant's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Registrant's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Registrant's ability to effectively manage rapid changes in technology, and (5) the Registrant's ability to effectively respond to the actions of its competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $39.0 million was outstanding on September 30, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Registrant's ratio of debt to EBITDA. The interest rate was 7.31% on September 30, 2000. The Registrant entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. The interest rate swap will protect the Registrant against an upward movement in interest rates, but subjects the Registrant to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Registrant's financial condition or operations.

                        PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (A) Exhibits

                  Exhibit No.           Description of Exhibit
                  ----------            ----------------------

                      11                Computation of Earnings per Share

                      27                Financial Data Schedule


         (B) Reports on Form 8-K

             Current report on Form 8-K filed on September 19, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CT COMMUNICATIONS, INC.
---------------------------------
(Registrant)


/s/ Amy M. Justis
---------------------------------
Amy M. Justis
Vice President and
Chief Accounting Officer







      November 14, 2000
--------------------------------
                            Date



(The above signatory has dual responsibility as duly authorized officer and principal accounting officer of the Registrant.)

                               EXHIBIT INDEX


       Exhibit No.            Description
       ----------             -----------

          11                  Computation of Earnings per Share

          27                  Financial Data Schedule