Form 10-K
period 2000-12-31
CT COMMUNICATIONS INC /NC
filed 2001-03-30
CIK 23259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM                TO

                        Commission File Number: 0-19179

                            CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-1837282
---------------------------------------------  ---------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer Identification
       incorporation or organization)                             Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $205,769,124 (based on the March 20, 2001 closing price of the Common Stock of $12.375 per share). As of March 20, 2001, there were 18,867,555 shares of the Company's Common Stock outstanding.

                      Documents Incorporated by Reference

           DOCUMENT OF THE COMPANY                     FORM 10-K REFERENCE LOCATION
           -----------------------                     ----------------------------
  Certain portions of the Annual Report to
   Shareholders for the fiscal year ended
              December 31, 2000                               PARTS I and II

     2001 Annual Meeting Proxy Statement                         PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CT COMMUNICATIONS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for the Company's Common Equity and Related
          Shareholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

                                 PART III
Item 10.  Directors and Executive Officers of the Company.............   26
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   27

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   27

                                     PART I

ITEM 1.  BUSINESS

     Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called "forward-looking statements" can be identified by the use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. Those statements however only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business -- Risk Factors" and throughout this Form 10-K.

     References in this Form 10-K to "we," "us," "our" and "CT Communications" mean CT Communications, Inc. and our subsidiaries and predecessors, unless the context suggests otherwise.

GENERAL

     CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides integrated telecommunications services to residential and business customers located primarily in North Carolina. We offer a comprehensive package of telecommunications services, including local and long distance telephone, Internet and data services and digital wireless services.

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

     In 1998, we began to operate as a competitive local exchange carrier ("CLEC") in the northern Charlotte markets contiguous to our ILEC service area. Our CLEC business focuses on small-to-medium-sized companies along the I-85 corridor, between Charlotte and Greensboro. In 2000, we expanded our geographical focus with the opening of a CLEC office in the Greensboro, North Carolina market. Our CLEC offers services substantially similar to those offered by our ILEC.

     In 2000, we continued our Greenfield strategy, serving as a Satellite Local Exchange Carrier (SLEC) in high growth communities, including those surrounding Charlotte and Raleigh, North Carolina. We are working with developers and builders to become the "official telecommunications provider" for their developments, similar to the Concord Mills agreement signed with the Mills Corporation. Under these agreements, we provide the telecommunication infrastructure within these developments. By clustering our projects, we are able to gain capital and service efficiencies.

     We provide long distance telephone service in the areas served by our ILEC and CLEC. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route traffic to the lowest cost provider.

     We offer Internet and data services to both ILEC and CLEC business and residential customers. These services include dial-up and high speed dedicated Internet access, Web hosting, Web design, electronic commerce applications and digital subscriber line ("DSL") services. In May 1998, we significantly expanded this business through our strategic acquisition of Vnet, a business-oriented Internet service provider based in Charlotte. In March 2000, we acquired Internet of Concord, a local Internet service provider within our ILEC territory. In December 2000, we further expanded our Internet and Data

Services Division through the acquisition of WebServe, Inc., a provider of Web hosting, development and programming services.

     We offer our own branded digital wireless services through a resale arrangement with BellSouth Corporation's Carolinas' PCS Limited Partnership (the "DCS Partnership"). The DCS Partnership offers service throughout most of North Carolina and South Carolina and is one of the largest regional digital wireless networks in the Southeast. In 2000, we entered into an agreement to partition our predefined area of the DCS Partnership, which will significantly increase our number of wireless subscribers. The partitioning will occur in the second quarter of 2001. Roaming agreements with other wireless carriers enable our customers to utilize their digital wireless services throughout the United States and in a number of foreign countries. At the end of 2000, BellSouth Mobility merged its wireless operations with SBC to form a new wireless company called Cingular.

     The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 71% of our operating revenues in 2000. Despite anticipated growth of other products and services, as described below, we expect that Concord Telephone will continue to account for a significant portion of our revenue and earnings in 2001. Additional business, financial and competitive information about our operations is discussed below. For other information regarding our business segments, see the Note entitled "Segment Information" in the Notes to Consolidated Financial Statements in our 2000 Annual Report to Shareholders, which information is incorporated into this report by reference.

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

     All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock dividend, Recapitalization and the 1997 stock dividend.

     CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. Our principal executive offices are located at 68 Cabarrus Avenue, East, Concord, North Carolina 28025 (telephone number: (704) 722-2500.)

OPERATIONS

     Our five primary business segments are described in more detail below.

     ILEC SERVICES

     Concord Telephone offers integrated telecommunications services as an ILEC to customers served by nearly 123,000 access lines in Cabarrus, Stanly and Rowan Counties in North Carolina. Our ILEC network facilities include nearly 15,000 fiber miles, serving nine exchanges in a host-remote switch architecture.

     Our access line growth rate has remained strong, with growth in the business market continuing to outpace that of the residential market. As a result of this strong growth in the business market, we expect the percentage of total access lines represented by business customers to continue to increase. The following table details access line growth over the past five years:

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                -------   -------   -------   -------   ------
ACCESS LINES
  Residential.................................   91,159    87,857    83,612    79,398   75,915
  Business....................................   31,339    29,078    25,535    23,175   20,632
                                                -------   -------   -------   -------   ------
  Total ILEC..................................  122,498   116,935   109,147   102,573   96,547
                                                =======   =======   =======   =======   ======
PERCENTAGE GROWTH
  Residential.................................     3.8%      5.1%      5.3%      4.6%     3.8%
  Business....................................     7.8%     13.9%     10.2%     12.3%    11.5%
  Total ILEC..................................     4.8%      7.1%      6.4%      6.2%     5.4%
PERCENT OF TOTAL
  Residential.................................    74.4%     75.1%     76.6%     77.4%    78.6%
  Business....................................    25.6%     24.9%     23.4%     22.6%    21.4%

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

     Our ILEC sales team is structured to provide maximum flexibility for our customers. Residential customers may personally meet with a sales and service representative in one of our four business offices or can alternatively take advantage of the convenience of calling into our centralized customer care center. Our sales team provides "one-stop" shopping and residential customer service representatives are trained in all residential applications, including Internet and data services, digital wireless and paging services, and telephone equipment, and will additionally address any follow-up sales and billing concerns.

     Business customers are served by a specialized group that is trained to manage the specialized products and services unique to the business market. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

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

     Regulation. Our ILEC is subject to regulation by various federal, state and local governmental bodies. We voluntarily opened our markets to competition for local dial tone in 1997. As a result, federal regulations have required us to permit interconnection with our network and have established our obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the interconnection of facilities, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases our ILEC's business risks and may have a substantial impact on our ILEC's future operating results. Among recent Federal Communications Commission regulatory developments is the FCC's Third Report and Order in CC Docket No. 96-98 (the "UNE Remand Order"), which was released on November 5, 1999. The UNE Remand Order established a new set of unbundled network elements ("UNEs") that ILECs are obligated to provide to competing carriers under Sections 251(e)(3) and 251(d)(2) of the Telecommunications Act. Among other things, the UNE Remand Order effectively requires ILECs to permit competing carriers to "convert" resold local exchange services and, in certain circumstances, special access services, to "combinations" of UNEs at reduced prices. On December 9, 1999, the FCC released its Fourth Report and Order in CC Docket No. 96-98 and Third Report and Order in CC Docket No. 98-147 ("Line Sharing Order"). The Line Sharing Order is designed to promote competitive entry into broadband services by requiring ILECs to provide competing carriers with access to the high frequency portion of the telephone lines, or loops, that an ILEC uses to provide voice communication services to its customers. This requirement will enable competing carriers to offer advanced data services, such as DSL services used for high-speed access to the Internet, to the ILEC's customers, using the same telephone lines as the ILEC.

     The Federal Communications Commission (FCC) governs our ILEC's rates for interstate access services. The Multi-Association Group Plan (MAG) proceeding is pending with the FCC and could materially change both the manner in which our ILEC imposes interstate access charges and the level of those charges. This plan would lower interstate access rates charged to interexchange carriers, while increasing the subscriber line charge to end users, and create new flat rate per line explicit charges on interexchange carriers. We believe this plan will not materially impact earnings if adopted in its present format, but that may change before the plan is adopted. This plan is similar to The Coalition for Affordable Local and Long Distance Service Plan (i.e., CALLS), adopted for larger price cap ILEC's, but it was proposed to address smaller rate-of-return carriers.

     The FCC is also considering the Rural Task Force proposal by the Federal-State Joint Board on Universal Service that would create a new explicit universal service High Cost Fund III subsidy, which in addition to existing universal service subsidies, would be portable to competing carriers. Our Company currently only receives Long Term Cost Loop support and Local Switching support.

     The outcome of all of these proceedings could have a substantial, and potentially adverse, impact on the structure of our ILEC's access charges and universal service subsidies and the associated revenues that our ILEC collects.

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

     Since September 1997, our ILEC's rates for local exchange services have been established under a price regulation plan approved by the North Carolina Utilities Commission. Under the price regulation plan, our charges are no longer subject to rate-base, rate-of-return regulation. Instead, the charges for most of our local exchange services may be adjusted to reflect changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan is also subject to adjustment for certain exogenous events outside of our control, such as jurisdictional cost shifts or legislative mandates. In September 2000, we received approval to rebalance our rates under the price regulation plan.

     Competition. Several factors have resulted in rapid change and increased competition in the local telephone market, including:

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

     We agreed to open our traditional service area to competition for local dial tone service in 1997. In exchange for rate rebalancing, pricing flexibility and simplification of rate plans in our price regulation plans. We entered into interconnection agreements with Time Warner Communications of North Carolina, L.P., US LEC of North Carolina, LLC, and a resale agreement with Empire Communications Corp., to provide access to our local telephone service market. We have received interconnection requests from several other CLEC's. Some or all of these agreements may be finalized in 2001.

     Cable operators are also entering the local exchange market. Time Warner currently offers telephony services in its major markets and cable service in our core service area. Another major source of competition is the wireless service providers serving our traditional service area.

     On January 11, 2001, the merger between Time Warner and America Online, Inc. ("AOL"), the country's largest internet service provider, was consummated. The post-merger company could become a formidable competitor to our ILEC and may seek to provide consumers with a "one-stop" source for a broad array of telecommunications, information and Internet services. AOL/Time Warner has already stated that their proposed service offerings post-merger will include a communications platform that combines AOL's instant messaging service with local telephony over cable. According to AOL/Time Warner, the merger will accelerate the availability of broadband interactive services to consumers and drive further growth in electronic commerce. The merger may also spur further consolidation involving telecommunications, cable and information services providers.

     CLEC SERVICES

     Our CLEC business began in 1998 through our interconnection agreement with BellSouth Telecommunications, Inc. in Salisbury, North Carolina and northern Charlotte. In January 2000, we obtained approval to provide competitive local access in South Carolina. We have entered into interconnection agreements with BellSouth, Verizon, Sprint, and ALLTEL Carolinas. At December 31, 2000, we were providing competitive local access to customers served by nearly 12,000 access lines in these markets.

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

     We deploy a facilities-based network in our expansion markets, collocating our own remote switching equipment with the incumbent telephone company. We connect the local remote switches in each of our expansion markets using a variety of fiber optic links. We typically lease appropriate network elements from the incumbent carrier to give us greater control over the service quality and platform for rapid expansion in the future. We expanded our facilities-based service into the northern Charlotte markets in 1999 with the opening of the Concord Mills Mall. As we develop a critical mass of customers in a specific market, we will evaluate the economics of pushing our own network elements closer to our customer base, providing even more control and flexibility. In 1996, we installed a Nortel DMS 500 switch in Charlotte that permits us to switch the local traffic from our CLEC and all of our long distance traffic. The percentage of customers served on our facilities and via Unbundled Network Elements (UNE's) has increased to 75.7% at December 31,2000 as compared to 38.7% for the same period in 1999.

     In our Greenfield markets, Charlotte and Raleigh, North Carolina, we deploy our own remote switching equipment, as well as build a distribution system to in effect, become the local telephone company for each new development. We connect to our network via leased or owned fiber optic lines back to our Nortel DMS 500 switch in Charlotte. Our focus is on the fastest growing areas surrounding the high growth Charlotte and Raleigh markets. By clustering several projects, we gain capital and service efficiencies that contribute to increased profitability.

     Regulation. In general, our CLEC establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like the ILEC, our CLEC must comply with various rules of the North Carolina Utilities Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our CLEC interstate services, such as access service. There are several proceedings at the FCC that could impact the interstate access rates charged by CLEC's.

     Competition. Our CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLEC's. We also face, and will continue to face, competition from other current and potential future market entrants, including other CLEC's, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and private networks built by large end-users.

     LONG DISTANCE SERVICES

     We began offering long distance services to our ILEC customers in 1992 and now provide that service to approximately 82,000 access lines. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route the traffic to the lowest cost provider. In our ILEC service area, approximately 69% of the total lines are subscribed to our own branded long distance service.

     The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint and WorldCom, Inc.

     Verizon Corporation recently obtained approval to provide long distance services in New York, and SBC Communications, Inc. has obtained approval in Oklahoma, Kansas, and Texas. BellSouth is expected by many industry analysts to obtain similar approvals to provide long distance service in some southern states during 2001. These newer competitors benefit from established local market share and from established trade names through nationwide advertising.

     Internet telephony, a potential competitor for low cost telephone service, is also developing. This could threaten long distance revenues as well as ILEC and CLEC access revenues.

     INTERNET AND DATA SERVICES

     In 1997, we began providing dial-up Internet access to residential and business customers. In May 1998, we acquired Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina. The Vnet acquisition added approximately 5,000 Internet accounts, including 400 business accounts. In September 1999, we added approximately 900 Internet accounts through the acquisition of Catawba Valley Internet Partnership, an Internet service provider based in Cherryville, North Carolina. In February 2000, we purchased substantially all of the business assets of Internet of Concord, including 1,845 dial-up and Web hosting accounts. On December 13, 2000 we purchased WebServe, Inc., a Charlotte, North Carolina based provider of Web design, hosting, and programming services that expands our Web related product line. At December 31, 2000, we had approximately 18,000 Internet customers.

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

     - DSL Access. In late 1999, we began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Our DSL service is available at speeds up to 768 Kbps. Our DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network ("ISDN") and at flat-rate prices that are lower than traditional dedicated access charges.

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

     Account executives sell Internet and data services directly to business customers in the Charlotte and Greensboro metropolitan areas. Our technical support staff is available 24 hours a day, seven days a week. Our technicians design, order, configure, install and maintain all of our equipment to suit the customer's needs. We have a customer care group dedicated to Internet and data services.

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

     Another significant issue facing Internet service providers is whether they will be given access to broadband systems operated by cable television companies. Internet service providers generally believe that such mandatory access is appropriate and would allow them to provide competitive high-speed broadband service to more customers. For example, AOL, as the world's largest Internet service provider, strongly advocates "open access," although it is not currently supporting the need for government intervention to mandate open access. Time Warner and AOL recently agreed, as part of their merger, to open Time Warner's cable systems to competing Internet service providers. AT&T and Mindspring Enterprise, Inc. recently have reached a similar agreement. The issue continues to be debated and legislation has been introduced in Congress to mandate access to broadband cable networks. However, the FCC has thus far declined to take action on the matter. The ultimate outcome of this issue could have a significant impact on the success of Internet service providers.

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

     - the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth, and WorldCom;

     - online services offered by incumbent cable providers, such as Time Warner; and

     - DSL providers, such as COVAD and Northpoint.

     The recent merger of AOL/Time Warner creates further, formidable competitive threats in the Internet and data services market. AOL/Time Warner has announced plans to leverage their combined assets and resources post-merger to offer a wide variety of Internet and data-related services.

     DIGITAL WIRELESS SERVICES

     Under our existing agreements with the DCS Partnership, we have the ability to offer digital wireless services as part of our integrated services package to customers anywhere in North Carolina and South Carolina. We offer digital wireless services in Cabarrus, Stanly, Rowan and Iredell Counties in North Carolina through a branded resale arrangement with the DCS Partnership. We sell digital wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through four retail outlets in Concord (2), Statesville and Salisbury, North Carolina. Digital wireless products and services are also sold through our ILEC business offices and our direct sales force. At December 31, 2000, we served approximately 16,300 customers, a 53% increase over the approximately 10,700 customers served at December 31, 1999. Customer attrition for 2000 averaged 2.5% per month.

     Until September 2000, we owned a limited partner interest in the DCS Partnership, which included BellSouth Telecommunications, a subsidiary of Duke Energy Company, a subsidiary of Progress Energy and approximately 30 other independent telephone companies. The DCS Partnership owns a 100% digital communications network in North Carolina and South Carolina, an area covering approximately 12 million people. The DCS Partnership's digital wireless network is based on Global System for Mobile Communications ("GSM") wireless technology, which offers advanced services and functionality, secure communications, digital voice quality and national and international roaming. GSM technology is proven technology used by more than 390 service providers in over 164 countries and by more than 470 million customers worldwide. GSM provides our customers with extensive roaming capabilities both nationally and internationally.

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

     Each independent telephone company limited partner in the DCS Partnership had the option to partition a pre-defined service area. Our pre-defined service area includes Cabarrus, Rowan and Stanly Counties and the southern portion of Iredell County. Partitioning allows us to purchase the license, base station sites, and any customers the DCS Partnership has acquired in the area. After partitioning, we would continue to purchase pre-defined services from the DCS Partnership, such as switching, under an operating agreement. The operating agreement also provides customer service and technical performance requirements for the DCS Partnership and the partitioning telephone company.

     In July 2000 we elected to exercise our right to partition. Once the partitioning is effected, which will likely occur in the spring of 2001, we will acquire 47 cell sites, approximately 10,000 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties and the southern portion of Iredell County. This partitioned area contains a population of approximately 440,000 people. The cost of partitioning is estimated to be $20 million to $25 million at the effective time of partitioning. We expect to finance the costs associated with partitioning through additional borrowings. While we will have ownership of the assets and customers within our partitioned area, we will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

     Regulation. The construction, operation, management and transfer of digital wireless systems in the United States is regulated by the FCC. Digital wireless carriers are exempt from regulation by the North Carolina Utilities Commission. The regulation of wireless services is discussed in more detail under "Legislative and Regulatory Developments" in this Item 1.

     Competition. Many wireless carriers compete in the Charlotte metropolitan area, including AT&T, Nextel, Sprint PCS, ALLTEL Mobile, Verizon, Cricket Wireless and Cingular. This competition has led to intense pressure on the pricing of services. In 1998, several providers introduced "flat rate" pricing which eliminated roaming charges and further reduced unit prices. We intend to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and capitalizing on the strength of customers' loyalty to us based on multiple service relationships.

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

     Maxcom. In 1996, we participated with Grupo Radio Centro in forming Maxcom Telecomunicaciones, S.A. de C.V. (formerly Amaritel), a competitive telecommunications company offering local, long distance and network telecommunications services in Mexico. During 1998, we participated in an additional $49 million private equity financing of Maxcom. The participants were the original investors and a group of investors with international telecommunications experience, including BankAmerica International Investment Corporation, BancBoston Investments, Inc. and Bachow Investments Partners III, L.P. The 1998 financing increased Maxcom's equity to $70 million, which combined with a $100 million loan from an international bank, provided Maxcom with up to $170 million to build the initial phases of its system. On March 10, 2000, Maxcom privately issued $275 million of senior notes, the proceeds of which were used to prepay vendor financing and construct its next generation platform. The system is being built primarily by Lucent Technologies, Inc., which is using a wide spectrum of technology, ranging from microwave to wired fiber optic networks. Maxcom began offering commercial services in Mexico City and Puebla, Mexico in April 1999 and had approximately 27,000 access lines at December 31, 2000.

     On March 8, 2000, we entered into a Capital Contribution Agreement with Maxcom and its shareholders. Under this agreement, the shareholders of Maxcom were obligated to contribute a total of $35 million to Maxcom in exchange for capital stock and warrants to purchase additional stock. In connection with this agreement, we contributed $6.0 million in August 2000.

     In October 1997, we entered into an operating agreement with Maxcom, under which we provided management expertise and strategic advice for the venture. The operating agreement was amended as of October 1, 1999 to accelerate the transition of management responsibilities from our employees to Maxcom employees. The operating agreement expired on December 31, 2000. We now primarily provide support and advisory services as requested by Maxcom. In addition to certain advisory fees, during the term of the operating agreement, we could earn an additional $450,000 each year plus options to acquire 250,000 shares of Maxcom Common Stock if certain operating and financial performance goals are met.

     Wireless One. In 1995, we participated with Wireless One, Inc. in forming Wireless One of North Carolina, LLC to develop and launch wireless cable systems in North Carolina. Wireless One of North Carolina entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and holds the majority of the spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. Wireless One of North Carolina continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services.

     In December 1999, WorldCom purchased Wireless One, Inc., which owns a 50.0% interest in Wireless One of North Carolina, for cash and stock plus the assumption of certain liabilities. We continue to own a 49.6% interest in Wireless One of North Carolina. We are evaluating our various alternatives with respect to our ownership interest in Wireless One of North Carolina, including a possible sale of our interest. We currently have no arrangements or agreement to sell our interest.

     DCS Partnership. In 1994, we purchased a limited partner interest in the DCS Partnership. In September of 2000, BellSouth purchased our interest for $39.2 million.

     Passive Investments. Our passive investments consist of equity interests in several private and public companies. We own 3.8% of ITC Holding Company, which participated in the formation of a number of successful telecommunications companies, including ITC-DeltaCom, Inc. (Nasdaq: "ITCD"), Powertel, Inc. (Nasdaq: "PTEL") and MindSpring Enterprise, Inc., subsequently acquired by EarthLink (Nasdaq: "ELNK").

     As a result of the corporate reorganization of ITC Holding Company in 1997, we received shares of ITC-DeltaCom and currently own more than 820,000 shares of ITC-DeltaCom. We sold an aggregate of 140,000 shares of ITC-DeltaCom from time to time during 2000 and expect to continue to sell shares in 2001 as we deem appropriate.

     During 2000, ITC Holding announced a further reorganization pursuant to which we received 1.6 million shares of Knology, Inc. in April 2000, in a tax-free spin-off. To maintain the tax-free nature of this transaction, we, and other ITC Holding Company shareholders, have agreed not to sell or transfer the Knology shares for two years following the distribution date of the shares.

     In addition, we own approximately 640,000 shares of Illuminet Holdings, Inc., which was formed by a group of independent telephone companies, including our ILEC, to provide billing and collection services and a national SS7 network and now markets these services to other carriers. Illuminet completed its initial public offering of Common Stock in October 1999 and now trades on the Nasdaq National Market ("ILUM"). Our Illuminet shares were subject to certain sale restrictions that expired in April 2000. We sold an aggregate of 290,000 shares of Illuminet from time to time during 2000 and expect to continue to sell shares in 2001 as we deem appropriate.

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

     The FCC may forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and repeal or modify any that it deems to be no longer in the public interest.

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

     A cellular licensee must apply for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations with respect to the siting and construction of cellular transmitter towers and antennas. The FCC also has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating acceptable levels of radio frequency emissions from radio equipment, including cellular telephones, which could result in more restrictive standards for such devices.

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

RISK FACTORS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the "Cautionary Note Regarding Forward-Looking Statements" section beginning on page 25.

     OUR SUCCESS DEPENDS UPON OUR ABILITY TO MANAGE OUR EXPANSION.

     Our ability to continue to expand and develop our business will depend on whether we can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     - acquire necessary equipment, software, and facilities, and integrate them into our systems,

     - evaluate markets,

     - monitor operations,

     - control costs,

     - maintain effective quality controls,

     - hire and train qualified personnel,

     - expand internal management,

     - enhance operating and accounting systems, and

     - obtain any required government authorizations.

     We are making significant operating and capital investments and will have to address numerous operating challenges. We are currently developing new processes and operating support systems. We will need to continue developing new marketing initiatives and hiring and training sales people responsible for selling our services. We will also need to continue developing the billing and collection systems necessary to integrate these services. We cannot assure you that we can design, install, and implement these products and systems in a timely manner to permit us to offer our new services as planned.

     In order to establish new operations, we may be required to spend considerable amounts of capital before we generate related revenue. If these services fail to be profitable or if we fail in any of these respects, this failure may have a material adverse effect on our business and the price of our Common Stock.

     OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     The efforts of a small number of key management and operating personnel will largely determine our success. Our success also depends in part upon our ability to hire and retain highly skilled and qualified operating, marketing, sales, financial and technical personnel. The competition for qualified personnel in the telecommunications services industry is intense and, accordingly, we cannot assure you that we will be able to hire or retain necessary personnel. If we lose the services of key personnel or if we are unable to attract additional qualified personnel, our business and the price of our Common Stock could be materially and adversely affected.

     WE EXPECT TO CONTINUE TO FACE SIGNIFICANT COMPETITION IN THE
TELECOMMUNICATIONS INDUSTRY.

     We operate in an increasingly competitive environment. Our current competitors include:

     - incumbent local exchange carriers,

     - competitive local exchange carriers,

     - interexchange carriers,

     - Internet service providers,

     - wireless telecommunications providers,

     - cable television companies,

     - local and regional system integrators, and

     - resellers of telecommunications services and enhanced services providers.

     The trend toward business combinations and strategic alliances within the telecommunications industry could further increase competition. In addition, the development of new technologies could increase competition. One of the primary purposes of the Telecommunications Act, enacted February 8, 1996, is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to compete in many segments of the telecommunications industry, including segments in which we participate and expect to participate. This expansion, should it occur, may result in more participants than can ultimately be successful in a given market.

     We expect that increased competition will result in more competitive pricing. Some of the companies with whom we compete are, or are affiliated with, major telecommunications companies. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. We cannot assure you that we will be able to achieve or maintain adequate market share or revenue or compete effectively in any of our markets. Any of these factors could materially adversely affect our business and the price of our Common Stock.

     WE MUST SECURE UNBUNDLED NETWORK ELEMENTS.

     In connection with our CLEC operations, we interconnect with and use incumbent telephone companies' networks to access our customers. Accordingly, we depend upon the technology and capabilities of incumbent telephone companies to meet the telecommunications needs of our CLEC customers and to maintain our service standards. Our CLEC operations depend significantly on the quality and availability of the incumbent telephone companies' copper lines and the incumbent telephone companies' maintenance of these lines. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from the incumbent telephone companies. We may not be able to obtain the copper lines and services we require from the incumbent telephone companies at satisfactory quality levels, rates, terms and conditions. Our inability to do so could delay the expansion of our CLEC networks and degrade the quality of our services to our CLEC customers. If these events occur, we may experience a material adverse effect on our CLEC business and the price of our Common Stock.

     Late in 1999, we began offering our DSL product to customers. To provide unbundled DSL-capable lines that connect each end-user to our equipment, we will rely on incumbent telephone companies. The Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Charges for DSL-capable lines and other unbundled network elements may vary based on rates proposed by incumbent telephone companies and approved by state regulatory commissions. Increases in these rates could result in a material adverse effect on our CLEC business and the price of our Common Stock.

     WE ARE DEPENDENT ON OUR OPERATING SUPPORT SYSTEMS.

     Sophisticated information and processing systems are vital to our growth and our ability to monitor costs, bill customers, process customer orders and achieve operating efficiencies. Billing and information systems have historically been produced by outside vendors. These systems have generally met our needs. As we continue providing more services, we will need more sophisticated billing and information systems. Our failure, or the failure of vendors, to adequately identify all of our information and processing needs or to upgrade systems as necessary could have a material adverse effect on our business and the price of our Common Stock.

     WE MUST ADAPT TO RAPID TECHNOLOGICAL CHANGE.

     The telecommunications industry is subject to rapid and significant changes in technology, and we rely on third parties for the development of and access to new technology. The effect of technological changes on our business cannot be predicted. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms. Our failure to obtain access to this new technology could have a material adverse effect on our business and the price of our Common Stock.

     WE ARE SUBJECT TO A COMPLEX AND UNCERTAIN REGULATORY ENVIRONMENT.

     The telecommunications industry is regulated by the FCC, state regulatory commissions and municipalities. Federal and state regulations and regulatory trends in the direction of reduced regulation have had, and are likely to have, both positive and negative effects on us and our ability to compete. Federal or state regulatory changes and any resulting increase in competition may have a material adverse effect on our businesses and on the price of our Common Stock.

     WE ARE DEPENDENT ON INTERCONNECTION AGREEMENTS, PERMITS AND RIGHTS-OF-WAY.

     Our success will depend, in part, on our ability to implement existing interconnection agreements and enter into and implement new interconnection agreements as we expand into new markets. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. We cannot assure you that we will be able to enter into interconnection agreements in a timely manner on terms favorable to us. We must also maintain existing and obtain new local permits, including rights to utilize underground conduit and pole space and other rights-of-way. We cannot assure you that we will be able to maintain our existing permits and rights or to obtain and maintain other permits and rights needed to implement our business plan on acceptable terms. Cancellation or non-renewal of our interconnection agreements, permits, rights-of-way or other arrangements could materially adversely affect our business and the price of our Common Stock. In addition, the failure to enter into and maintain any required arrangements for a new market may affect our ability to develop that market.

     THE SUCCESS OF OUR INTERNET AND DATA SERVICES BUSINESS DEPENDS ON MAINTAINING "PEERING" AND OTHER ARRANGEMENTS.

     The profitability of our Internet and data services, such as Internet access, may be adversely affected if we are unable to maintain "peering" arrangements with Internet service providers on favorable terms. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a "peering" basis. This means that each Internet service provider accepted traffic routed to Internet addresses on their system from their "peers" on a reciprocal basis, without payment of compensation. Recently, Internet service providers have been restricting the use of peering arrangements with other providers and have been imposing charges for accepting traffic from providers other than their "peers." Although we currently have peering arrangements with national Internet backbone providers, we cannot assure you that we will be able to maintain "peer" status with these providers, or that we will be able to terminate traffic on their networks at favorable prices. A failure to maintain adequate and favorable "peering" arrangements may have a material adverse effect on our Internet business and the price of our Common Stock.

     OUR LONG DISTANCE SERVICES ARE AFFECTED BY OUR ABILITY TO ESTABLISH EFFECTIVE TERMINATION AGREEMENTS.

     We offer long distance services as part of the integrated package of telecommunications services that we provide our customers. We have relied on and will continue to rely on other carriers to provide transport and termination services for portions of our long distance traffic. These agreements typically provide for the termination of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transport capacity, as well as estimates of the calling patterns and traffic levels of our future customers. If we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges. If we underestimate our need for transport capacity, we may be required to obtain capacity through more expensive means. These failures may result in a material adverse effect on our business and the price of our Common Stock.

     THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY BE VOLATILE.

     Our Common Stock has traded on the Nasdaq National Market only since January 29, 1999. Since that time, the trading market for our Common Stock has been characterized by limited liquidity, low volume and price volatility.

     In addition, the following factors, among others, may cause the price of our Common Stock to fluctuate:

     - sales by our current shareholders of large amounts of our Common Stock,

     - new legislation or regulation,

     - variations in our revenue, net income and cash flows,

     - the difference between our actual results and the results expected by investors and analysts,

     - announcements of new service offerings, marketing plans or price reductions by us or our competitors,

     - technological innovations, and

     - mergers, acquisitions or strategic alliances.

     Further, stock markets recently have experienced significant price and volume fluctuations that have affected growth companies such as telecommunications companies. The fluctuations in the market prices of the stocks of many companies have not been directly related to the operating performance of those companies. These market fluctuations may materially adversely affect the price of our Common Stock.

     OUR ACQUISITIONS, JOINT VENTURES AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL.

     We may acquire other companies as a means of expanding into new markets, developing new services or supplementing existing businesses. We cannot predict whether or when any acquisitions may occur or the likelihood of a material transaction being completed on favorable terms. These types of transactions involve risks, including:

     - difficulties assimilating acquired operations and personnel,

     - disruptions of our ongoing businesses,

     - diversion of resources and management time,

     - the possibility that uniform management and operating systems and procedures may not be maintained,

     - increased regulatory burdens,

     - new markets in which we may have limited or no experience, and

     - possible impairment of relationships with employees or customers.

     Also, we cannot assure you that we could obtain financing for an acquisition on satisfactory terms or that the acquired business would perform as expected.

     We have formed and may in the future form various strategic alliances, joint ventures and other similar arrangements. The other parties to these existing or future arrangements, however, may at times have economic, business or legal interests or goals that are inconsistent with our goals or those of the strategic alliance, joint venture or similar arrangement. In addition, a joint venture partner may be unable to meet its economic or other obligations to the venture. A disagreement with our strategic allies or joint venture partners over certain business actions or the failure of a partner to meet its obligations to the venture could adversely affect our business and the price of our Common Stock.

     ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF SHAREHOLDERS TO EFFECT A CHANGE IN CONTROL OF CT COMMUNICATIONS.

     Our articles of incorporation contain provisions for staggered terms of directors, removal of directors for cause only, supermajority voting for certain business combinations and the availability of authorized but unissued shares of Common Stock. Also, we have adopted a shareholders' rights plan in which each stockholder is entitled to purchase additional shares of Common Stock at a specified purchase price upon the occurrence of certain events related to a potential change in our control. These provisions may have the effect of deterring transactions involving a change in our control or management, including transactions in which shareholders might receive a premium for their shares.

EMPLOYEES

     At December 31, 2000, we had approximately 687 employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of our executive officers as of March 1, 2001, including such person's name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.

     L. D. Coltrane, III, age 82, has been a director since 1965 and became President and Chairman of the Board in 1986. He retired as President in 1988. He is the father of Michael R. Coltrane.

     Michael R. Coltrane, age 54, has been President, Chief Executive Officer and a director since 1988. Prior to joining us in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is Vice Chairman of Maxcom Telecomunicaciones, S.A. de C.V., a director of the general partner of Palmetto MobileNet, L.P., a director of Northeast Medical Center, Vice Chairman of First Charter Corporation, the parent company of First Charter National Bank and Chairman of the United States Telecom Association. Mr. Coltrane is the son of L.D. Coltrane, III.

     Barry R. Rubens, age 41, has been a Senior Vice President, the Chief Financial Officer, Secretary and Treasurer since 1995. He was Vice President-External Affairs from 1992 to 1995. Mr. Rubens serves on the executive committee of BellSouth Carolinas PCS, LLC, as a director of Maxcom, as a director of Carolinas FiberNet and as an officer and board member of Wireless One of North Carolina, LLC. Prior to joining us, Mr. Rubens was a senior manager with Ernst & Young's telecommunications practice in Washington, D.C.

     Michael R. Nash, age 48, has been a Senior Vice President since January 1999 and has primary responsibility for our network technology and network operations. From 1995 to 1998, he was a Vice President of Standard Telephone Company. From 1974 to 1995, he was an operations director of BellSouth Telecommunications, Inc.

     Amy M. Justis, age 36, has been Vice President of Finance since September 1999. From March 1999 to September 1999, she was the Director of Finance of the Network and Carrier Services Division (North Operations) of BellSouth Telecommunications, Inc., a telecommunications provider. From 1994 to March 1999, she was the Manager of Finance of the Network and Carrier Services Division of BellSouth Telecommunications, Inc.

ITEM 2.  PROPERTIES

     Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, telephone instruments and other equipment. Our principal operations are conducted in a building we own at 68 Cabarrus Avenue East, Concord, North Carolina. This headquarters facility was built in 1956 and expanded in 1967. More recently, in 1999 and 2000 we made substantial interior renovations to the Cabarrus Avenue facility. This headquarters building has approximately 53,000 square feet of floor space.

     We own approximately 16 acres of property north of Concord adjoining Interstate 85 for use as a campus-style business office center. Between 1996 and 1998 we constructed two buildings at this site. During 2000, we broke ground on a new corporate center also located on this property. This new headquarters is anticipated to be occupied during 2002.

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

     In connection with our PCS operations, we have entered into five real property leases to house our retail outlets in Concord, Concord Mills Mall, Mooresville, Statesville and Salisbury, North Carolina. We also lease office space on Cabarrus Avenue West, Copperfield and Penny Lane, Northeast, in Concord, North Carolina and on University Executive Park Drive and East Ninth Street in Charlotte, North Carolina. Our CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to our operations or financial condition.

     As of December 31, 2000, 18% of our telephone plant in service was represented by land, buildings and general equipment; 39% by central office equipment; and 39% by wires, cables, conduits, poles and related equipment. These connecting lines, poles, wires, cables and conduits and related equipment are located on streets and public highways that we do not own, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

     We utilize approximately 158 motor vehicles in our operations, all but 3 of which we own.

ITEM 3.  LEGAL PROCEEDINGS

     CT Communications and Concord Telephone are named as defendants, in addition to numerous other named defendants, in a lawsuit filed by six former employees of US Telecom and US Telecom East, Inc. CT Communications, through its subsidiaries, previously participated as a financial investor in US Telecom Holdings, Inc. We anticipate settlement of this claim will occur in Spring of 2001 and do not expect the result to have a material effect to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Prior to January 29, 1999, both our Voting Common Stock and our Class B Nonvoting Common Stock traded principally in local transactions without the benefit of an established public trading market, although a Charlotte-based brokerage firm made a market as shares of the Class B Nonvoting Common Stock were offered for sale. During 1998, the last reported sale prices for the Class B Nonvoting Common Stock ranged from $15.75 to $25.00 per share, as adjusted to reflect the Recapitalization and 2-for-1 stock dividend. On January 29, 1999, the Recapitalization became effective and our Common Stock began trading on the Nasdaq National Market under the symbol "CTCI."

     The following table shows the high and low last reported sale prices per share of our Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                              HIGH        LOW
                                                              -----      -----
Year Ended December 31, 1999
  First Quarter (from January 29, 1999).....................  28.38      19.38
  Second Quarter............................................  22.25      18.50
  Third Quarter.............................................  24.69      20.25
  Fourth Quarter............................................  29.75      22.50
Year Ended December 31, 2000
  First Quarter.............................................  31.08      24.74
  Second Quarter............................................  31.65      20.97
  Third Quarter.............................................  30.16      20.14
  Fourth Quarter............................................  20.57      14.00

     We paid the following cash dividends per share during the past two calendar years:

                                                              DIVIDEND
                                                              --------
Year Ended December 31, 1999
  First Quarter.............................................   $.065
  Second Quarter............................................    .065
  Third Quarter.............................................    .065
  Fourth Quarter............................................    .065
Year Ended December 31, 2000
  First Quarter.............................................   $.065
  Second Quarter............................................    .065
  Third Quarter.............................................    .065
  Fourth Quarter............................................    .065

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

     The number of holders of record of our Common Stock as of March 20, 2001, was 1,723. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

     The foregoing stock prices and dividend amounts have been adjusted to reflect the Recapitalization and the two-for-one stock dividend on April 5, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2000, 1999 and 1998 included in our 2000 Annual Report to Shareholders, incorporated herein by reference, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                                     YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------
                                 2000           1999           1998           1997           1996
                             ------------   ------------   ------------   ------------   ------------
Income Statement Data
  Operating revenues.......  $115,655,333   $105,591,594   $ 91,725,394   $ 78,483,514   $ 67,054,006
  Operating expenses.......   100,149,049     83,223,191     70,272,414     58,390,372     51,349,967
                             ------------   ------------   ------------   ------------   ------------
     Operating income......    15,506,284     22,368,403     21,452,980     20,093,142     15,704,039
  Other income
     (expense)(1)..........    52,501,742     16,397,523        855,899      1,645,866      1,341,053
  Income taxes.............   (27,228,578)   (15,697,657)    (8,926,469)    (7,898,159)    (6,583,671)
                             ------------   ------------   ------------   ------------   ------------
Net income.................    40,779,448     23,068,269     13,382,410     13,840,849     10,461,421
  Dividends on preferred
     stock.................        26,518         26,210         28,457         73,073         92,535
                             ------------   ------------   ------------   ------------   ------------
Earnings for Common Stock..  $ 40,752,930   $ 23,042,059   $ 13,353,953   $ 13,767,776   $ 10,368,886
                             ============   ============   ============   ============   ============
Diluted Per Share Data(2)
  Weighted average common
     shares outstanding....    18,930,980     18,857,726     18,553,008     18,222,878     18,156,770
  Earnings.................  $       2.15   $       1.22   $        .72   $      .76(1)  $        .57
  Dividends................  $        .26   $        .26   $        .24   $        .24   $        .23
Balance Sheet Data (end of
  period)
  Book value -- year end...  $       9.28   $       9.32   $       6.41   $       5.31   $       4.42
  Total assets.............  $259,522,281   $257,695,210   $183,634,358   $147,339,429   $115,063,963
  Long-term debt (excluding
     current maturities)...  $ 34,000,000   $ 20,000,000   $ 20,000,000   $ 11,239,000   $  2,014,000
  Redeemable preferred
     stock (excluding
     current maturities)...  $    100,000   $    112,500   $    125,000   $    137,500   $    150,000

---------------

(1) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312 (or $.12 per share), because of the discontinuance of SFAS No. 71.
(2) Share data is based on the weighted average number of shares outstanding after giving retroactive effect to a 2-for-1 stock dividend effective May 3, 1996, a 3-for-2 stock dividend effective August 1, 1997, the Recapitalization effective January 28, 1999 and the 2-for-1 stock dividend effective April 5, 2000. Dividends declared have been restated to give retroactive effect to these events.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes incorporated by reference in this report and the selected financial data included elsewhere in this report.

OVERVIEW

     We are a growing provider of telecommunications services to residential and business customers located primarily in North Carolina. We offer an integrated package of telecommunications services consisting of local and long distance telephone services, Internet and data services, and digital wireless products and services.

     We have worked to expand our ILEC business in recent years by adding additional telecommunications services to our integrated service packages, emphasizing customer service and taking advantage of the strong demographic growth in our service area. Another key component to our business strategy is to grow our CLEC, Internet and data services, and digital wireless businesses. We significantly expanded our Internet and data services in May 1998 through our acquisition of Vnet and further expanded in September 1999 and in February 2000 through our acquisitions of Catawba Valley Internet Partnership and Internet of Concord. In December 2000, we acquired WebServe, a Charlotte, NC based web design and hosting company. WebServe will provide additional capabilities in programming and web design that should complement our existing products and services.

     We devoted substantial effort in the past three years to developing business plans, enhancing our management team and board of directors, and designing and developing our business support and operating systems. Development of these areas has required significant investment of capital and start-up expenses. We believe that through these investments, we are positioning ourselves to achieve our strategic objectives.

     Our primary focus is to maximize our ILEC business in our current markets by cross-selling integrated products and packages and growing our customer base through our CLEC, Internet and data services, and digital wireless businesses. We will also consider strategic acquisitions and investments as opportunities arise.

     During 2000 we managed our internal financial reporting along certain business segments. We have identified those five that are reportable segments under generally accepted accounting principles. Selected data by business segment, excluding intersegment revenue and expense, was as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999      1998
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
OPERATING REVENUES:
  ILEC......................................................  $ 82,353   $ 76,653   $70,647
  CLEC......................................................     4,447      2,613       493
  Long distance services....................................    13,832     14,291    13,391
  Internet and data services................................     6,899      5,717     3,369
  Digital wireless services.................................     7,674      5,193     3,151
  Other.....................................................       450      1,125       674
                                                              --------   --------   -------
     Consolidated operating revenues........................  $115,655   $105,592   $91,725
                                                              ========   ========   =======
OPERATING EBITDA (1):
  ILEC......................................................  $ 40,144   $ 34,722   $32,188
  CLEC......................................................    (9,600)    (2,257)   (1,570)
  Long distance services....................................     5,936      5,672     4,289
  Internet and data services................................      (326)       397       462
  Digital wireless services.................................    (1,767)    (1,674)   (1,045)
  Other.....................................................      (170)       633       (30)
                                                              --------   --------   -------
     Consolidated operating EBITDA..........................  $ 34,217   $ 37,493   $34,294
                                                              ========   ========   =======

---------------

(1) Operating EBITDA represents operating earnings before interest, income taxes, depreciation and amortization and is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. It is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with generally accepted accounting principles and may not be comparable with other similarly titled measures of other companies.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Operating revenues increased $10.0 million or 9.5% for the year ended December 31, 2000 when compared to 1999.

     Excluding intersegment revenues, ILEC revenue was $82.4 million, a $5.7 million or 7.4% increase over 1999, primarily resulting from increased access revenue. The two primary factors behind increased access revenue are an increase in minutes and an increase in local revenue based on access line growth of 5% from December 31, 1999 to December 31, 2000. Custom call features revenue increased 15% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

     CLEC operating revenues were $4.4 million, representing a $1.8 million or 70.2% increase over last year. The increase is due to the additional CLEC access lines placed in service during the past twelve months as we have continued our expansion into the Charlotte and Greensboro, North Carolina markets. At December 31, 2000 we had over 11,800 CLEC lines in service, an increase of more than 8,000 from December 31, 1999.

     Long distance services (LD) revenue was $13.8 million, which is comparable to revenue during 1999. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive long distance price plans in the fourth quarter of 1999. These plans have resulted in a decline in the average revenue per minute. We expect long distance revenue to remain steady.

     Internet and data services (ISP) revenue contributed $6.9 million for the year ended December 31, 2000, an increase of $1.2 million or 20.7% over 1999. This increase was driven by an increase in customers across all service offerings within the segment, particularly DSL customers. Additionally, 1,845 customers were added in February 2000 through the acquisition of Internet of Concord.

     Digital wireless services (DCS) contributed $7.7 million to revenue, a $2.5 million or 47.8% increase over the year ended December 31, 1999 due to an increased number of customers. During 2000, our wireless customers increased by 5,600 to more than 16,300. Much of this growth has come as a result of the strong residential and business development within our service area.

     Operating expenses, exclusive of depreciation and amortization, increased $13.3 million or 19.6% for the year ended December 31, 2000 when compared to 1999.

     Excluding intersegment expenses, ILEC expenses were $42.2 million, consistent with amounts for the year ended December 31, 1999.

     CLEC operating expenses were $14.0 million compared with $4.9 million during 1999. CLEC operating expenses have risen significantly in 2000 due to the CLEC expansion program described above. These expenses are expected to be funded primarily through cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and available lines of credit.

     Long distance services operating expenses were $7.9 million, a $.7 million or 8.4% decrease over the year ended December 31, 1999. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

     Internet and data services operating expenses were $7.2 million, a $1.9 million or 35.8% increase over the same period last year. This increase was mainly due to the increase in ISP customers and additional personnel added during 2000.

     Digital wireless services operating expenses were $9.4 million, a $2.6 million or 37.5% increase over 1999. This increase was mainly due to the costs associated with the increase in wireless subscribers.

     Depreciation expense increased $3.6 million or 23.7% to $18.7 million for the year ended December 31, 2000 when compared to 1999. This increase reflects an increase in the depreciable assets.

     Other income (expenses) increased $36.1 million when compared to the year ended December 31, 1999. This increase results from the following:

     - A $39.2 million pre-tax gain from the sale of the Registrant's 1.96% interest in the BellSouth DCS Partnership,

     - $11.4 million pretax income from sales of ITC-DeltaCom and Illuminet stock in 2000 compared with $15.8 million pretax income from sales of ITC-DeltaCom in 1999,

     - Income from the Palmetto MobileNet cellular partnership of $5.8 million for the year ended December 31, 2000 compared with $4.8 million in 1999, and

     - Higher other expenses, primarily due to a $0.8 increase in interest expense during 2000.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

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

     Long distance services revenue, derived from providing long distance communications between designated areas, was $14.3 million compared to $13.4 million in 1998, an increase of $0.9 million or 6.7%. This increase is a result of increased sales and marketing efforts and increased calling volume.

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

     Other income (expenses) increased to $16.4 million, a $15.5 million increase over 1998. This increase reflects:

     - $0.7 million related to lower losses associated with the BellSouth DCS partnership ($0.5 million) and the investment in US Telecom Holdings ($0.5 million), partially offset by lower earnings from Palmetto MobileNet ($0.3 million); and

     - An increase in interest, dividend and gain on sale of investments due to the pre-tax gains for the sale of ITC-DeltaCom stock of $17.8 million in 1999, versus $1.9 million in 1998.

The increase was partially offset by higher other expenses due to higher interest expense in 1999.

     Net income was $23.1 million in 1999, a $9.7 million or 72.4% increase over 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We had net cash provided by operating activities for the year ended December 31, 2000 of $4.7 million. Our primary use of cash during this period was for additions to our telephone plant of $54.1 million, purchases of investment securities of $8.2 million, acquisitions of $6.8 million, purchases of investments in affiliates of $6.7 million, and payment of dividends of $4.9 million.

     Working capital was $7.7 million on December 31, 2000, compared to $8.1 million at December 31, 1999. Current assets increased by $8.0 million in the year ended December 31, 2000 primarily due to increases in accounts receivable, cash and materials. Current liabilities increased $8.4 million in the year ended December 31, 2000 due to an increase in accounts payable and $5 million of short-term borrowings.

     We have significant cash requirements due to growth in our service area, planned improvements to our existing plant and equipment, and our geographic expansion. Capital expenditures for the year ended December 31, 2000 and December 31, 1999 were $54.1 million and $27.6 million, respectively, for network improvements, including upgrades to the switching platform, CLEC expansion, and improvements in the outside plant including poles, aerial cable and buried cable. Our capital expenditures in 2001 are expected to be approximately $84.5 million, as follows:

     - $20.0 million for partitioning of the BellSouth DCS network

     - $14.5 million for construction of the new CTC corporate center

     - $24.0 million for ILEC network facilities, outside plant, network switching, and other telecommunications assets,

     - $4.3 million for CLEC network expansion,

     - $13.0 million for new "Greenfield" projects,

     - $3.4 million for management information systems hardware and software upgrades and additions,

     - $2.7 million for DCS wireless cell sites,

     - $2.0 million for internet and high speed data services equipment, and

     - $0.6 million for long distance services equipment.

     Other anticipated uses of cash in 2001 include additional investments in affiliates. We have elected to exercise our right to partition certain territories in the DCS Partnership, the resulting net cost is expected to be between $20.0 million and $24.0 million and is planned for the Spring of 2001. We expect to fund these costs through additional borrowings under our credit facility.

     We have an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $34 million was outstanding on December 31, 2000 The interest rate on the credit facility is variable based on LIBOR plus a spread based on our ratio of debt to EBITDA. The LIBOR interest rate on December 31, 2000 was approximately 6.8% and the applicable spread was 0.5%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. We entered into an interest rate swap transaction in March 1999 to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. In addition, we have two $5.0 million revolving credit facilities with Rural Telephone Finance Cooperative (RTFC) and First Charter National Bank at interest rates not to exceed a specified prime rate plus 1.5% and minus 1.5%, respectively. As of December 31, 2000, we had $5 million outstanding under the First Charter facility and no amounts outstanding under the RTFC facility.

     We intend to enter into a $150 million credit facility comprised of a $50 million senior unsecured 14-year term loan and a $100 million 5-year revolving credit facility. We plan on closing on this agreement early in the second quarter of 2001.

     We believe our existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy our anticipated working capital and capital expenditure requirements for the foreseeable future.

ACCOUNTING CONSIDERATIONS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. The Company adopted the standard effective January 1, 2001. The Company anticipates that, due to limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and deferred costs in financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not materially impact the Company's financial position or results of operations.

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

     These forward-looking statements are principally contained in the following sections of this report:

     - Item 1. Business; and

     - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition, in those and other portions of this report, the words and phrases such as "expects," "estimates," "intends," "plans," "believes," "projection," "will continue" and "is anticipated" are intended to identify forward-looking statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $34.0 million was outstanding on December 31, 2000. The interest rate on the credit facility is variable based on LIBOR plus a spread based on our ratio of debt to EBITDA. The interest rate was approximately 7.3% with the spread on December 31, 2000. We entered into an interest rate swap transaction to establish a fixed rate of interest on $10.0 million of the outstanding principal at December 31, 1998. The interest rate swap will protect us, to the extent of $10.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects us to above market interest costs if interest rates decline. We believe that reasonably foreseeable movements in interest rates will not have a material adverse effect on our financial condition or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages 17 through 37 of our 2000 Annual Report to Shareholders. The selected quarterly financial data required by this Item is included in Note 16 of our consolidated financial statements. The foregoing are included herein as Exhibit 13.1 and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Proxy Statement for our 2001 Annual Meeting of Shareholders under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, "Business -- Executive Officers of the Company" of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is set forth in the Proxy Statement for our 2001 Annual Meeting of Shareholders under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation," and "Performance Graph," respectively, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is set forth in the Proxy Statement for our 2001 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is set forth in the Proxy Statement for our 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

          (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report by incorporation of pages 17 through 37 of our 2000 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in Item 8:

        - Consolidated balance sheets as of December 31, 2000 and 1999;

        - Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998;

        - Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998;

        - Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998;

        - Consolidated statements of comprehensive income for the years ended December 31, 2000, 1999 and 1998; and

        - Notes to consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 Report of Independent Public Accountants;

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

     (b) Reports on Form 8-K

          On October 27, 2000, the Company filed a Current Report on Form 8-K announcing financial results for the three-month period and nine-month period ended September 30, 2000.

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

                                          Date: March 26, 2001

                                          By:      /s/ BARRY R. RUBENS
                                            ------------------------------------
                                           Barry R. Rubens
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                                          Date: March 26, 2001

                                          By:       /s/ AMY M. JUSTIS
                                            ------------------------------------
                                           Amy M. Justis
                                           Vice President of Finance and
                                           Chief Accounting Officer

                                          Date: March 26, 2001

                                          By:    /s/ CHRISTOPHER R. MAY
                                            ------------------------------------
                                           Christopher R. May
                                           Controller

                                          Date: March 26, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ L.D. COLTRANE, III                  Chairman of the Board and        March 26, 2001
-----------------------------------------------------  Director
                 L.D. Coltrane, III

               /s/ MICHAEL R. COLTRANE                 President, Chief Executive       March 26, 2001
-----------------------------------------------------  Officer and Director (Principal
                 Michael R. Coltrane                   Executive Officer)

               /s/ JOHN R. BOGER, JR.                  Director                         March 26, 2001
-----------------------------------------------------
                 John R. Boger, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----


            /s/ O. CHARLIE CHEWNING, JR.               Director                         March 26, 2001
-----------------------------------------------------
              O. Charlie Chewning, Jr.

                /s/ WILLIAM A. COLEY                   Director                         March 26, 2001
-----------------------------------------------------
                  William A. Coley

               /s/ SAMUEL E. LEFTWICH                  Director                         March 26, 2001
-----------------------------------------------------
                 Samuel E. Leftwich

               /s/ JERRY H. MCCLELLAN                  Director                         March 26, 2001
-----------------------------------------------------
                 Jerry H. McClellan

                  /s/ TOM E. SMITH                     Director                         March 26, 2001
-----------------------------------------------------
                    Tom E. Smith

               /s/ PHIL W. WIDENHOUSE                  Director                         March 26, 2001
-----------------------------------------------------
                 Phil W. Widenhouse

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Articles of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3.1 of the Company's
               Registration Statement on Form 8-A filed on January 28,
               1999.)
    3.2        Bylaws of the Company, as amended. (Incorporated by
               reference to Exhibit 3.2 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)
    4.2        Amended and Restated Rights Agreement, dated as of January
               28, 1999 and effective as of August 27, 1998, between the
               Company and First Union National Bank, including the Rights
               Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of the Company's Registration
               Statement on Form 8-A filed on January 28, 1999).
    4.3        Specimen of Common Stock Certificate. (Incorporated by
               reference to Exhibit 4.1 of the Company's Registration
               Statement on Form 8-A filed on January 28, 1999.)
    4.4        Credit Agreement, dated as of December 31, 1998, by and
               among the Company, the Subsidiary Borrowers referred to
               therein, the Lenders referred to therein and First Union
               National Bank, as administrative agent. (Incorporated by
               reference to Exhibit 4.4 of the Company's Annual Report on
               Form 10-K dated March 26, 1999.)
    4.5        The Company has certain long-term debt, but has not filed
               the instruments evidencing such debt as part of Exhibit 4
               because such instruments do not authorize the issuance of
               debt exceeding 10% of the total consolidated assets of the
               Company. The Company agrees to furnish a copy of such
               instruments to the Commission upon request.
   10.1        BellSouth Carolinas PCS Limited Partnership Agreement dated
               December 8, 1994. (Incorporated by reference to Exhibit
               10(h) to the Company's Amendment No. 1 to Annual Report Form
               10-K/A dated July 14, 1995.)
   10.2        Limited Liability Company Agreement of Wireless One of North
               Carolina, L.L.C. dated October 10, 1995 by and among CT
               Wireless Cable, Inc., Wireless One, Inc. and O. Gene
               Gabbard. (Incorporated by reference to Exhibit 10.4 to the
               Company's Annual Report on Form 10-K dated March 31, 1997.)
   10.3        1989 Executive Stock Option Plan dated April 26, 1989.
               (Incorporated by reference to Exhibit 10(d) to the Company's
               Annual Report Form 10-K dated March 29, 1994.)*
   10.4        Comprehensive Stock Option Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59645) dated May
               26, 1995.)*
   10.5        Employee Stock Purchase Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59643) dated May
               26, 1995.)*
   10.6        Restricted Stock Award Program dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 33-59641) dated May
               26, 1995.)*
   10.7        Omnibus Stock Compensation Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.10 to the Company's
               Annual Report on Form 10-K dated April 9, 1998.)*
   10.8        1997 Employee Stock Purchase Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.11 to the Company's
               Annual Report on Form 10-K dated April 9, 1998.)*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.9        Change in Control Agreement, dated October 1, 1997, between the Company and Michael R. Coltrane. (Incorporated by
               reference to Exhibit 10.12 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*
   10.10       Change in Control Agreement, dated October 1, 1997, between the Company and Barry R. Rubens. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
               dated April 9, 1998.)*
   10.11       Change in Control Agreement, dated October 1, 1997, between the Company and Nicholas L. Kottyan. (Incorporated by
               reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*
   10.12       Change in Control Agreement, dated October 1, 1997, between the Company and Thomas A. Norman. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
               dated April 9, 1998.)*
   10.13       Change in Control Agreement, dated October 1, 1997, between the Company and Catherine A. Duda. (Incorporated by
               reference to Exhibit 10.16 to the Company's Annual Report on
               Form 10-K dated April 9, 1998.)*
   10.14       Change in Control Agreement, dated as of June 22, 1998,
               between the Company and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated March 26, 1999.)*
   10.15       Change in Control Agreement, dated as of December 12, 1998, between the Company and Michael R. Nash. (Incorporated by
               reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)*
   10.16       Change in Control Agreement, dated as of December 30, 1998, between the Company and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
               Form 10-K dated March 26, 1999.)*
   10.17       Form of Supplemental Executive Retirement Plan, dated June
               27, 1997. (Incorporated by reference to Exhibit 10.17 to the
               Company's Annual Report on Form 10-K dated April 9, 1998.)*
   10.18       Contribution Agreement by and among Palmetto MobileNet,
               L.P., PMN, Inc., the Company and Ellerbe Telephone Co.,
               dated as of January 1, 1998. (Incorporated by reference to
               Exhibit 10.18 to the Company's Annual Report on Form 10-K
               dated April 9, 1998).
   10.19       Separation Agreement and Release, dated as of January 18,
               1999, between the Company and Nicholas L. Kottyan.
               (Incorporated by reference to Exhibit 10.14 to the Company's
               Annual Report on Form 10-K dated March 26, 1999.)*
   10.20       Employment Agreement, dated September 10, 1998, among the
               Company, CT Global Telecommunications, Inc. and Thomas A.
               Norman. (Incorporated by reference to Exhibit 10.14 to the
               Company's Annual Report on Form 10-K dated March 26, 1999.)*
   10.21       Change in Control Agreement, dated September 27, 1999,
               between the Company and Amy M. Justis. (Incorporated by
               reference to Exhibit 10.21 to the Company's Annual Report on
               Form 10-K dated March 27, 2000.)*
   10.22       Change in Control Agreement, dated as of July 1, 1999,
               between the Company and John A. Goocher. (Incorporated by
               reference to Exhibit 10.22 to the Company's Annual Report on
               Form 10-K dated March 27, 2000.)*
   10.23       Employment Agreement, dated as of April 18, 2000, between
               the Company and Thomas A. Norman.*
   10.24       Severance Agreement and Release, dated as of December 24,
               2000, between the Company and Catherine A. Duda.*

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.25       Change in Control Agreement, dated as of April 7, 2000,
               between the Company and George H. Sidman.*
   10.26       Amendment to the CT Communications, Inc. Omnibus Stock
               Compensation Plan, originally effective as of April 24,
               1997, dated as of February 22, 2001.*
   10.27       Amendment to the CT Communications, Inc. 1995 Comprehensive
               Stock Option Plan dated as of February 22, 2001.*
   13.1        CT Communications, Inc. 2000 Annual Report to Shareholders:
               Consolidated Financial Statements on pages 17 to 37. (With the exception of such portions, the 2000 Annual Report to
               Shareholders is not deemed to be filed or incorporated by
               reference as a part of this Report.)
   21          Subsidiaries of the Company.
   23          Consent of KPMG LLP.

---------------

* Indicates management contract or compensatory plan required to be filed as an Exhibit.