Form 10-Q
period 2001-03-31
CT COMMUNICATIONS INC /NC
filed 2001-05-15
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to _________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         18,884,998 shares of Common Stock outstanding as of May 1, 2001.

                             CT COMMUNICATIONS, INC.

                                      INDEX




                                                                        Page No.

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets --
  March 31, 2001 and December 31, 2000                                     3

Consolidated Statements of Income --
  Three Months Ended March 31, 2001 and 2000                               5

Consolidated Statements of Cash Flows --
  Three Months Ended March 31, 2001 and 2000                               6

Consolidated Statements of Comprehensive Income --
  Three Months Ended March 31, 2001 and 2000                               7

Notes to Consolidated Financial Statements                                 8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     11

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                 14

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                  15

                          PART I. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)



                                                   March 31,      December 31,
                                                     2001             2000
                                                     ----             ----

ASSETS
  Current assets:
     Cash and cash equivalents                  $  5,883,198      $  8,060,015
     Accounts receivable, net of
         allowance for doubtful
         accounts of $239,732                     19,626,023        18,987,133
     Other accounts receivable                       193,358           197,046
     Materials and supplies                        3,402,834         3,476,188
     Deferred income taxes                           134,875           134,875
     Prepaid expenses and
         other assets                              1,180,152         1,139,921
                                                ------------      ------------
  Total current assets                            30,420,440        31,995,178
                                                ------------      ------------

  Investment securities                           21,287,839        23,900,094
  Other investments                                  184,363           484,363
  Investments in affiliates                       39,251,828        38,310,831

  Property and equipment:
     Land, buildings and general equipment        51,481,864        49,007,911
     Central office equipment                    110,076,315       105,679,164
     Poles, wires, cables and conduit            109,442,992       106,279,321
     Construction in progress                     15,074,834        10,058,370
                                                ------------      ------------
                                                 286,076,005       271,024,766
     Less accumulated depreciation               121,265,910       119,241,009
                                                ------------      ------------

  Net property and equipment                     164,810,095       151,783,757
                                                ------------      ------------

  Intangibles and other assets, net               15,201,371        13,048,058
                                                ------------      ------------

TOTAL ASSETS                                    $271,155,936      $259,522,281
                                                ============      ============




See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                    March 31,       December 31,
                                                      2001             2000
                                                      ----             ----

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock                   $      12,500   $      12,500
     Accounts payable                                10,828,097      11,232,108
     Short-term borrowings                            5,000,000       5,000,000
     Customer deposits and advance billings           2,410,748       2,294,164
     Accrued payroll                                  1,566,125       1,968,699
     Income taxes payable                               672,209          87,202
     Accrued pension cost                             2,071,862       1,000,933
     Other accrued liabilities                        1,704,998       2,724,648
                                                  -------------   -------------
 Total current liabilities                           24,266,539      24,320,254
                                                  -------------   -------------

 Long-term debt                                      49,000,000      34,000,000
                                                  -------------   -------------

 Deferred credits and other liabilities:
     Deferred income taxes                           12,323,594      13,605,547
     Investment tax credits                             545,704         574,425
     Postretirement benefits other than pension      10,659,604      10,612,354
     Other                                              942,686         942,686
                                                  -------------   -------------
 Total deferred credits and other liabilities        24,471,588      25,735,012
                                                  -------------   -------------

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,125 shares issued and
     outstanding in 2001 and 2000                       100,000         100,000
                                                  -------------   -------------

Total liabilities                                    97,838,127      84,155,266
                                                  -------------   -------------

 Stockholders' equity:
   Preferred Stock not subject to mandatory
     redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2001 and 2000            335,600         335,600
       4.5% series, $100 par value; 614
         shares outstanding in 2001 and 2000             61,400          61,400
   Common Stock
       18,867,468 and 18,846,541 shares
       outstanding in 2001 and 2000,
       respectively                                  42,860,975      42,574,584
   Other capital                                        298,083         298,083
   Deferred compensation                             (1,007,874)       (836,005)
   Other accumulated comprehensive income             8,005,888      10,298,820
   Retained earnings                                122,763,737     122,634,533
                                                  -------------   -------------
 Total stockholders' equity                         173,317,809     175,367,015
                                                  -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 271,155,936   $ 259,522,281
                                                  =============   =============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2001             2000
                                                        ----             ----

Operating revenues                                 $ 31,085,558    $ 27,942,307

Operating expenses                                   29,709,213      22,901,729

Restructuring charge                                  1,942,076              --
                                                   ------------    ------------

         Net operating (expenses) revenues             (565,731)      5,040,578
                                                   ------------    ------------

Other income (expenses):
         Equity in income of affiliates, net            940,997         970,579
         Interest, dividend income and gain on
           sale of investments                        3,128,055       3,304,787
         Other expenses, principally interest        (1,236,086)       (540,895)
                                                   ------------    ------------
         Total other income (expenses)                2,832,966       3,734,471
                                                   ------------    ------------

         Income before income taxes                   2,267,235       8,775,049

Income taxes                                            911,486       3,474,042
                                                   ------------    ------------

Net income                                            1,355,749       5,301,007

Dividends on Preferred Stock                              6,236           6,386
                                                   ------------    ------------

Earnings for Common Stock                          $  1,349,513    $  5,294,621
                                                   ============    ============

Basic earnings per common share                    $       0.07    $       0.28
                                                   ============    ============

Diluted earnings per common share                  $       0.07    $       0.28
                                                   ============    ============

Basic weighted average shares outstanding            18,857,297      18,786,722
                                                   ============    ============

Diluted weighted average shares outstanding          18,900,579      18,914,889
                                                   ============    ============




See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                     2001              2000
                                                                     ----              ----
Cash flows from operating activities:
         Net income                                             $  1,355,749       $ 5,301,007
         Adjustments to reconcile net income to
          net cash provided by operating activities:
             Depreciation and amortization                         5,530,724         4,042,284
             Postretirement benefits                                  47,250           (60,573)
             Gain on sales of investment securities               (2,560,405)       (3,100,148)
             Undistributed income of affiliates                     (940,997)         (970,579)
             Deferred income taxes and tax credits                   (28,721)          (28,721)
             Changes in operating assets and liabilities:
                    Accounts receivable                             (635,202)        1,663,471
                    Materials & supplies                              73,354          (325,364)
                    Other assets                                    (142,495)       (4,190,599)
                    Accounts payable                                (404,011)          112,227
                    Customer deposits and advance billings           116,584           396,416
                    Accrued liabilities                             (455,797)        1,972,625
                    Income taxes payable                             585,007         1,792,031
                                                                ------------       -----------
Net cash provided by operating activities                          2,541,040         6,604,077
                                                                ------------       -----------

Cash flows from investing activities:
         Capital expenditures, net                               (17,981,351)       (9,032,430)
         Purchase of investments in affiliates                          --             (48,443)
         Purchase of investment securities                          (943,018)       (4,495,802)
         Purchase of wireless spectrum                            (2,397,840)             --
         Proceeds from sale of investment securities               2,840,794         7,098,509
         Partnership capital distribution                               --           1,990,426
         Acquisitions                                                   --            (794,454)
                                                                ------------       -----------
Net cash used in investing activities                            (18,481,415)       (5,282,194)
                                                                ------------       -----------

Cash flows from financing activities:
         Proceeds from new debt                                   15,000,000         5,000,000
         Dividends paid                                           (1,226,563)       (1,225,207)
         Repurchase of Common and Preferred Stock                     (9,879)             --
         Proceeds from Common Stock issuances                           --             345,761
                                                                ------------       -----------
Net cash provided by (used in) financing activities               13,763,558         4,120,554
                                                                ------------       -----------

Net (decrease) increase in cash and cash equivalents              (2,176,817)        5,442,437
Cash and cash equivalents - beginning of period                    8,060,015         1,561,778
                                                                ------------       -----------
Cash and cash equivalents - end of period                       $  5,883,198       $ 7,004,215
                                                                ============       ===========


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      2001              2000
                                                      ----              ----

Net income                                        $ 1,355,749       $ 5,301,007

Other comprehensive income, net of tax
  Unrealized holding gains (losses) on
   available-for-sale securities                     (650,688)          958,517
  Less reclassification adjustment, net of tax,
   for gains realized in net income                (1,642,244)       (1,988,435)
                                                  -----------       -----------
Comprehensive income (loss)                       $  (937,183)      $ 4,271,089
                                                  ===========       ===========









See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of March 31, 2001 and 2000, and the results of operations and cash flows for the three months then ended. These financial statements should be read with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and do not include all disclosures associated with annual financial statements.

2. In certain instances, amounts previously reported in the 2000 consolidated financial statements have been reclassified to conform with the 2001 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect the conversion of each share of the Company's Voting Common Stock to 4.4 shares Common Stock and each share of the Company's Class B Nonvoting Common Stock to 4.0 shares of the Company's Common Stock, effective January 28, 1999, as well as a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the three months ended March 31, 2001.

                                                 Shares              Value
                                                 ------              -----

Outstanding at December 31, 2000                18,846,541       $ 42,574,584
Purchase of common stock                           (12,799)          (210,150)
Issuance of common stock                            33,726            496,541
                                               -----------       ------------
Outstanding at March 31, 2001                   18,867,468       $ 42,860,975
                                               ===========       ============

                                                  Basic             Diluted
                                                  -----             -------

Weighted average shares outstanding for the
  three months ended March 31, 2001             18,857,297         18,900,579

Weighted average shares outstanding for the
  three months ended March 31, 2000             18,786,722         18,914,889


6.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at March 31, 2001 and December 31, 2000 were as follows:

                                  March 31, 2001
                                  --------------

Securities           Amortized   Gross Unrealized   Gross Unrealized     Fair
Available-for-Sale      Cost       Holding Gains     Holding Losses      Value
------------------      ----       -------------     --------------      -----

Equity securities   $ 8,805,943    $ 13,543,012      $ (1,061,116)   $21,287,839
                    ===========    ============      =============   ===========

                                December 31, 2000
                                -----------------

Securities          Amortized   Gross Unrealized   Gross Unrealized    Fair
Available-for-Sale     Cost       Holding Gains     Holding Losses     Value
------------------     ----       -------------     --------------     -----

Equity securities  $ 7,843,313    $ 16,827,470      $   (770,689)   $23,900,094

In the three months ended March 31, 2001, the Company sold 110,000 shares of Illuminet Holdings, Inc. ("Illuminet") common stock for a pre-tax gain of $2.6 million. As of March 31, 2001, the Company owned over 530,000 shares of Illuminet common stock with a market value of approximately $11.0 million and over 800,000 shares of ITC-DeltaCom, Inc. common stock ("ITC-DeltaCom") with a market value of approximately $4.7 million.

7.       INVESTMENTS IN AFFILIATED COMPANIES

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
Equity Method:
    Palmetto MobileNet, L.P.                   $ 13,469,710      $ 12,472,551
    Wireless One of North Carolina, L.L.C.        8,822,369         8,874,129
    Other                                           105,738           110,140

Cost Method:
    ITC Holding Company                           2,215,534         2,215,534
    Maxcom Telecomunicaciones, S.A. de C.V.      14,638,477        14,638,477
                                               ------------      ------------
                  TOTAL                        $ 39,251,828      $ 38,310,831
                                               ============      ============

8.       RESTRUCTURING LIABILITY

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of Competitive Local Exchange Carrier (CLEC) operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs, and other costs associated with the restructuring action. A summary of restructuring liability activity for the three months ended March 31, 2001 is as follows:

Balance at December 31, 2000                                    $           --
Early retirement and severance costs                                 1,178,369
Lease termination costs                                                241,110
Raleigh transport costs                                                307,093
Other costs                                                            215,504
                                                                --------------
Restructuring charge incurred                                        1,942,076
Cash payments:
     Early retirement and severance costs                             (115,369)
     Raleigh transport costs                                          (303,289)
     Other costs                                                      (215,504)
                                                                --------------
Balance at March 31, 2001                                       $    1,307,914
                                                                ==============

9.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $60.0 million line of credit with interest at LIBOR plus a spread based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The interest rate at March 31, 2001 was 6.87%. The credit facility provides for quarterly payments of interest until maturity on December 31, 2003. The Company entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. There was $49.0 million outstanding under this line of credit at March 31, 2001. The Company also has two lines of credit for $5.0 million each. As of March 31, 2001, the Company had $5.0 million in short-term debt outstanding under these credit lines.

                                   March 31, 2001             December 31, 2000
                                   --------------             -----------------
Total long term debt:                $49,000,000                 $34,000,000

On May 3, 2001, the Company entered into a new credit facility agreement with CoBank that provides $140 million of available funds. The agreement consists of a 7.32% fixed rate $50.0 million senior unsecured 14-year term loan and a $90.0 million 5-year revolving credit facility with interest variable based on LIBOR and Prime.

10.      RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. We have identified the interest rate swap agreement as our only derivative instrument and have determined that the fair value of the instrument is not significant to the Company's financial reporting.

11.      SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Company has defined and reports six segments as follows: the incumbent local exchange carrier ("ILEC"), the competitive local exchange carrier ("CLEC"), the satellite local exchange carrier ("Greenfield"), long distance services ("LD"), the internet service provider ("ISP") and the digital wireless group ("DCS"). Prior to January 2001 the results of the Greenfield segment were included within the CLEC and separation of results in prior years would not be reliable. Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three months ended March 31, 2001 and 2000, is as follows:



Three Months ended March 31, 2001

                                    ILEC         CLEC     Greenfield      LD         ISP         DCS         OTHER        TOTAL
                                    ----         ----     ----------      --         ---         ---         -----        -----
External revenues                21,011,519   1,688,435     280,654   3,342,407   2,313,425   2,449,118           --    31,085,558
Intersegment revenues             1,650,829          --          --          --          --      20,274           --     1,671,103
External expenses                11,887,790   4,301,445   1,115,332   1,791,905   2,144,035   3,232,507    1,647,551    26,120,565
Intersegment expenses                80,893      62,793          --     801,108     684,161      34,779        7,369     1,671,103
Operating EBITDA                  9,123,729  (2,613,010)   (834,678)  1,550,502     169,390    (783,389)  (1,647,551)    4,964,993
Depreciation and amortization     4,081,128     427,205     113,710     293,364     522,767      16,370       76,180     5,530,724
Segment operating profit/(loss)   5,042,601  (3,040,215)   (948,388)  1,257,138    (353,377)   (799,759)  (1,723,731)     (565,731)
Segment Assets                  156,295,719  21,654,258          --   4,883,492  15,517,889     770,376   72,034,202   271,155,936

Three Months ended March 31, 2000

                                    ILEC         CLEC         LD         ISP         DCS         OTHER       TOTAL
                                    ----         ----         --         ---         ---         -----       -----
External revenues                20,260,455     904,718   3,528,071   1,500,571   1,635,992     112,500   27,942,307
Intersegment revenues             1,064,299          --          --          --      10,874          --    1,075,173
External expenses                10,597,082   2,655,700   1,906,829   1,577,069   1,984,318     138,447   18,859,445
Intersegment expenses                64,388      15,378     699,124     280,149      16,134          --    1,075,173
EBITDA                            9,663,373  (1,750,982)  1,621,242     (76,498)   (348,326)    (25,947)   9,082,862
Depreciation and amortization     3,376,475      91,365     253,180     301,251      14,715       5,298    4,042,284
Segment operating profit/(loss)   6,286,898  (1,842,347)  1,368,062    (377,749)   (363,041)    (31,245)   5,040,578
Segment Assets                  114,198,548   1,822,089   3,822,983   7,448,620     876,988  70,681,871  198,851,099


Reconciliation to Net Income Before Tax

                                    March 31, 2001           March 31, 2000
                                    --------------           --------------

Segment operating profit (loss)      $  (565,731)               $5,040,578
Total other income                     2,832,966                 3,734,471
                                     -----------                ----------
Income before income taxes           $ 2,267,235                $8,775,049
                                     ===========                ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000
------------------------------------------------------------------

         Operating revenues increased $3.1 million or 11.2% to $31.1 million for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000.

         Excluding intersegment revenues, ILEC revenue was $21.0 million for the three months ended March 31, 2001, a $0.8 million or 3.7% increase over the same period last year. This increase was primarily caused by an increased number of customers and increased custom call feature and pay per use revenue, as well as increased access revenue. 4,000 new access lines were connected to the network since March 31, 2000, bringing the total number of local access lines in the ILEC's three-county service area to over 123,000. The Company is currently a party to two interconnection agreements and one resale agreement that give other CLEC's access to the Company's local telephone service market. The Company has received additional interconnection requests from several other CLEC's. Some or all of these agreements may be finalized during 2001. If so, they are expected to provide additional competition to the ILEC.

         CLEC revenue was $1.7 million for the three months ended March 31, 2001, a $0.8 million or 86.6% increase over the three months ended March 31, 2000. This increase was primarily caused by the addition of 10,071 access lines since March 31, 2000, bringing the total lines in service to 13,347. This increase reflects growth in facilities based services for the northern Charlotte, North Carolina market in addition to expansion of service into the Greensboro, North Carolina region.

         On January 1, 2001, the Company began tracking results of its Satellite Local Exchange Carrier (SLEC)("Greenfield") separately. Prior to January 1, 2001, the results were included within the CLEC operating segment. Greenfield revenue for the three months ended March 31, 2001 was $0.3 million associated with approximately 1,000 lines located at Concord Mills Mall in Concord, North Carolina. The Greenfield unit entered into preferred provider agreements with five new residential and business developments located in Charlotte and Raleigh, North Carolina. This brings the number of preferred provider agreements to 24 as of March 31, 2001. The Company does not expect to receive significant revenues from these agreements until late 2001.

         LD revenue was $3.3 million for the three months ended March 31, 2001, which is comparable to revenue for the three months ended March 31, 2000. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans. These plans have resulted in a decline in the average revenue per minute. The Company expects LD revenue to remain steady.

         ISP revenue was $2.3 million for the three months ended March 31, 2001, a $0.8 million or 54.2% increase over the same period last year. This increase was primarily caused by an increase in the number of web hosting, dedicated high speed, and digital subscriber line (DSL) customers, as well as the integration of WebServe, Inc. which was acquired in December 2000. While traditional dial-up customers have decreased by approximately 2,000 in the last 12 months, over 1,500 DSL subscribers and 130 dedicated high speed customers have been added since March 31, 2000.

         DCS revenue was $2.4 million for the three months ended March 31, 2001, a $0.8 million or 49.7% increase over the three months ended March 31, 2000. This increase was primarily due to the addition of approximately 8,000 subscribers since March 31, 2000, bringing the total number of subscribers to approximately 19,600.

         Operating expenses, exclusive of depreciation and amortization, increased $7.3 million or 38.5% to $26.1 million for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. $1.9 million of this increase is attributable to a restructuring charge incurred. Exclusive of the restructuring charge, operating expenses increased $5.3 million or 28.2%.

         Excluding intersegment expenses, ILEC operating expenses were $11.9 million for the three months ended March 31, 2001, a $1.3 million or 12.2% increase over the three months ended March 31, 2000. This increase was mainly due to $1.2 million of restructuring costs incurred during 2001 associated with an early retirement plan offered to 22 employees in specific departments. Costs associated with rent and leases of work equipment and buildings as well as utilities increased during the three months ended March 31, 2001. These increases were offset by decreases in interconnection expenses.

         CLEC operating expenses were $4.3 million for the three months ended March 31, 2001, a $1.6 million or 62.0% increase over the three months ended March 31, 2000. Approximately one-half of this increase, or $0.7 million, is attributable to a restructuring charge incurred during 2001 based on the decision to slow expansion of the CLEC into Raleigh. The remainder of the increase is a result of the expanding operations in the Charlotte and Greensboro, North Carolina markets and related transport and inter-connection costs. CLEC operating expenses are expected to continue increasing in 2001, although at a slower pace than the growth experienced during 2000.

         Greenfield expenses were $1.1 million for the three months ended March 31, 2001. These expenses are associated with the existing approximately 1,000 lines located at Concord Mills Mall as well as the growth of the business unit due to work on new developer agreements discussed above.

         LD operating expenses were $1.8 million for the three months ended March 31, 2001, a $0.1 million or 6.0% decrease over the same period last year. This decrease was mainly due to a continuing decline in access expense due to lower rates on negotiated carrier termination contracts.

         ISP operating expenses were $2.1 million for the three months ended March 31, 2001, a $0.6 million or 36.0% increase over the same period last year. This increase was mainly due to the inclusion of $0.6 million of WebServe operating expenses for the three months ended March 31, 2001.

         DCS operating expenses were $3.2 million for the three months ended March 31, 2001, a $1.2 million or 62.9% increase over the three months ended March 31, 2000. This increase was mainly due to the increase in DCS subscribers and the costs associated with customer acquisition.

         Other operating expenses were $1.6 million for the three months ended March 31, 2001 due to $1.4 million related to the development of a broadband wireless trial market.

         Depreciation and amortization expense increased $1.5 million or 36.8% to $5.5 million for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. This increase reflects the significant increase in depreciable assets over the last 12 months.

         Other income (expenses) decreased $0.9 million for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. This decrease was primarily due to:

         o Higher interest expense associated with the increase in long-term debt since March 31, 2000; and

         o a $0.2 million decrease in pre-tax gain from the sale of Illuminet stock during the three months ended March 31, 2001 compared with the sale of Illuminet and ITC-DeltaCom stock during the three months ended March 31, 2000.

         Income taxes decreased $2.6 million or 73.8% to $0.9 million for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 due primarily to the decrease in taxable income of $6.5 million.

         Net income decreased $3.9 million or 74.4% to $1.4 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------

         The liquidity of the Company decreased during the three-month period ended March 31, 2001. Current assets exceeded current liabilities by $6.2 million at March 31, 2001. In comparison, current assets exceeded current liabilities by $7.7 million at December 31, 2000.

         Current assets decreased by $1.6 million when compared to December 31, 2000. This decrease is primarily due to a decrease in cash and cash equivalents of $2.2 million due to capital expenditures, purchase of wireless spectrum, and expenditures made on the broadband wireless trial market. The decrease in cash is partially offset by an increase in accounts receivable associated with increasing revenues.

         Current liabilities decreased by $0.1 million from December 31, 2000 to March 31, 2001. This decrease is primarily attributable to decreases in accounts payable due to timing of payments, accrued payroll due to bonus payouts, and other accrued liabilities due to payment of other taxes such as property, franchise and sales and use taxes. These decreases are offset by increases in income taxes payable caused by sales of Illuminet stock and accrued pension cost associated with the early-retirement plan.

         The Company's principal sources of liquidity were cash from operations or $2.5 million, proceeds from the sale of investment securities of $2.8 million and $15.0 million in proceeds from increased long-term debt.

         Uses of cash during the three months ended March 31, 2001 included net capital expenditures of $18.0 million, purchase of investment securities of $0.9 million, $2.4 million related to acquiring wireless spectrum for the wireless broadband network, and payment of dividends of $1.2 million.

         At March 31, 2001, the fair market value of the Company's investment securities was $21.3 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. The Company has an unsecured revolving credit facility with a syndicate of banks for $60.0 million, of which $49.0 million was outstanding on March 31, 2001. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Company's ratio of debt to EBITDA. The interest rate on March 31, 2001 was 6.87%. In addition, the Company has a $5.0 million revolving credit facility with First Charter National Bank at a variable interest rate based on LIBOR plus 1.25%. The interest rate under this facility was 5.683% at March 31, 2001. At March 31, 2001 the Company had borrowed $5.0 million under this facility. The Company also has a $5.0 million revolving credit facility with Rural Telephone Finance Corporation at an interest rate not to exceed a specified base rate plus 1.5%. At March 31, 2001, there were no amounts outstanding under this facility.

         Effective May 3, 2001 the Company entered into a new credit facility agreement with CoBank that provides $140 million of available funds. The agreement consists of a 7.32% fixed rate $50.0 million senior unsecured 14-year term loan and a $90.0 million 5-year revolving credit facility with interest variable based on LIBOR and Prime. Utilizing this new facility, the Company repaid and terminated the existing $60 million credit facility and repaid the $5 million short-term facility with First Charter National Bank described above.

Partition of BellSouth Carolinas PCS, L.P.
------------------------------------------

         In July 2000 we elected to exercise our right to partition our predefined area of BellSouth Carolinas PCS, L.P. Once the partitioning is effected, which will likely occur in the second quarter of 2001, we will acquire 47 cell sites, approximately 14,000 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties and the southern portion of Iredell County. This partitioned area contains a population of approximately 440,000 people. The cost of partitioning is estimated to be $22 million to $25 million at the effective time of partitioning. We expect to finance the costs associated with partitioning through additional borrowings. While we will have ownership of the assets and customers within our partitioned area, we will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

         The Company anticipates that all of the capital requirements in 2001 associated with its construction program, expansion of its CLEC operations, PCS partitioning, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the existing and new available lines of credit.


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

         The foregoing discussion contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company's business. These forward-looking statements are subject to certain risks, uncertainties, and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Company's ability to respond effectively to the sweeping changes in industry conditions creased by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Company's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Company's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Company's ability to effectively manage rapid changes in technology, and (5) the Company's ability to effectively respond to the actions of its competitors.

         In some cases, these forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project" or "potential" or the negative of these words or other comparable words. In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements should be viewed with caution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has an unsecured revolving credit facility with a syndicate of banks for $60.0 million of which $49.0 million was outstanding on March 31, 2001. The interest rate on the credit facility is variable based on LIBOR plus a spread based on the Company's ratio of debt to EBITDA. The interest rate was 6.87% on March 31, 2001. The Company entered into an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. The interest rate swap will protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The Company had $5.0 million outstanding on an unsecured revolving credit loan with First Charter National Bank on March 31, 2001. The interest rate on this credit facility is variable based on LIBOR plus 1.25%. The interest rate was 5.683% on March 31, 2001. On My 3, 2001 the Company entered into a new credit facility agreement with CoBank as described in "Liquidity and Capital Resources." Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company's financial condition or operations.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit No.   Description of Exhibit
         -----------   ----------------------
            10.1       CT Communications, Inc. 2001 Stock Incentive Plan

            10.2       CT Communications, Inc. 2001 Employee Stock Purchase Plan

            11         Computation of Earnings per Share

         (b) Reports on Form 8-K

                  On March 28, 2001, the Company filed a Current Report on Form 8-K announcing the Company's stock repurchase plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CT COMMUNICATIONS, INC.
-------------------------------
          (Company)


   /s/  Amy M. Justis
-------------------------------
Amy M. Justis
Vice President and
Chief Accounting Officer




         May 15, 2001
-------------------------------
            Date



(The above signatory has dual responsibility as a duly authorized officer and principal accounting officer of the Registrant.)

                                  EXHIBIT INDEX

         Exhibit No.   Description
         -----------   -----------
            10.1       CT Communications, Inc. 2001 Stock Incentive Plan

            10.2       CT Communications, Inc. 2001 Employee Stock Purchase Plan

            11         Computation of Earnings per Share