Form 10-K/A
period 2000-12-31
CT COMMUNICATIONS INC /NC
filed 2001-07-19
CIK 23259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A AMENDMENT NO. 1

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                       TO

                         Commission File Number: 0-19179

                             CT COMMUNICATIONS, INC.


             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                    56-1837282
---------------------------------              ---------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                             Number)

                68 CABARRUS AVENUE, EAST
                 CONCORD, NORTH CAROLINA                           28025
----------------------------------------------------------     --------------
        (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (704) 722-2500

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS:                NAME OF EXCHANGE ON WHICH REGISTERED:
      -------------------                 ------------------------------------
              None                                        None

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                         RIGHTS TO PURCHASE COMMON STOCK

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $308,612,116 (based on the June 29, 2001 closing price of the Common Stock of $18.56 per share). As of June 29, 2001, there were 18,846,218 shares of the Company's Common Stock outstanding.

                       Documents Incorporated by Reference

                                      None

================================================================================

         Part IV - Item 14 of CT Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is hereby amended in its entirety to include the financial statements of Palmetto MobileNet, L.P.:

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report


         (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report by incorporation of pages 17 through 37 of our 2000 Annual Report to Shareholders (included herein as Exhibit 13.1) as set forth in Item 8:

         o        Consolidated balance sheets as of December 31, 2000 and 1999;

         o Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998;

         o Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998;

         o Consolidated statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998;

         o Consolidated statements of comprehensive income for the years ended December 31, 2000, 1999 and 1998; and

         o Notes to consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 Report of Independent Public Accountants;


         (2) Consolidated Financial Statement Schedules: Financial statement schedules are omitted because the required information for Schedule II is included. All other financial statement schedules are not applicable.


         (3) Financial Statements of Palmetto MobileNet, L.P. are transmitted with this report.


         (4) Exhibits. A complete listing of exhibits required is given in the
     Exhibit Index that preceeds the exhibits filed with this report.


     (b) Reports on Form 8-K


         On October 27, 2000, the Company filed a Current Report on Form 8-K announcing financial results for the three-month period and nine-month period ended September 30, 2000.


     (c) Exhibits


         See (a)(4), above.


     (d) Financial statement schedules


         See (a)(2), above.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CT COMMUNICATIONS, INC.




                                            By: /s/ Amy M. Justis
                                               ---------------------------------
                                               Amy M. Justis
                                               Vice President of Finance and
                                               Chief Accounting Officer

                                            Date:  July 17, 2001

                        Consolidated Financial Statements

                            Palmetto MobileNet, L.P.

                  Years Ended December 31, 2000, 1999 and 1998
                       with Report of Independent Auditors

                            Palmetto MobileNet, L.P.
                        Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors...............................................1

Consolidated Financial Statements

Consolidated Balance Sheets..................................................2
Consolidated Statements of Income and Partners' Equity.......................3
Consolidated Statements of Cash Flows........................................4
Notes to Consolidated Financial Statements.................................5-9

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Palmetto MobileNet, L.P.

We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of income and partners' equity, and cash flows for each of the three years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $99,916,083 and $94,565,607 as of December 31, 2000 and 1999, respectively, and the equity in their net income was $30,255,306, $27,644,685, and $23,390,795 for the years 2000, 1999, and 1998, respectively. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it relates to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with accounting principles generally accepted in the United States.



April 27, 2001

                            Palmetto MobileNet, L.P.
                           Consolidated Balance Sheets


                                                                                          DECEMBER 31,
                                                                                  2000                   1999
                                                                      --------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                   $ 13,421,848           $ 20,217,143
  Accounts receivable                                                               40,727                     --
                                                                      --------------------------------------------
Total current assets                                                            13,462,575             20,217,143

Land, building and improvements, net                                             5,979,502                     --

Interests in RSA partnerships                                                   99,916,083             94,565,607

Other assets:
  Rural Telephone Finance Cooperative
    Subordinated Capital Certificates                                              473,562                448,545
                                                                      --------------------------------------------

Total assets                                                                  $119,831,722          $ 115,231,295
                                                                      ============================================

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable -- PMN, Inc.                                                  $ 141,334              $ 125,219
  Accounts payable and accrued expenses                                            151,571                 22,558
  Accrued interest                                                                  31,367                 37,596
  Current portion of long-term debt                                              1,226,510              1,149,923
                                                                      --------------------------------------------
Total current liabilities                                                        1,550,782              1,335,296

Long-term debt, net of current portion                                           4,498,380              5,824,703

Partners' equity                                                               113,782,560            108,071,296
                                                                      --------------------------------------------

Total liabilities and partners' equity                                        $119,831,722          $ 115,231,295
                                                                      ============================================

See accompanying notes.

                            Palmetto MobileNet, L.P.
             Consolidated Statements of Income and Partners' Equity


                                                                         YEARS ENDED DECEMBER 31,
                                                             2000                   1999                  1998
                                                      -------------------------------------------------------------

Equity in earnings of RSA partnership interests          $ 30,255,306           $ 27,644,685          $ 23,390,795

Management fee                                               (255,354)              (209,561)             (243,194)
                                                      -------------------------------------------------------------
Income from operations                                     29,999,952             27,435,124            23,147,601

Revenue from real estate rentals                              410,982                     --                    --
Cost of rental revenues                                      (229,420)                    --                    --
                                                      -------------------------------------------------------------
Income from real estate rentals                               181,562                     --                    --

Other income (expense):
  Interest expense                                           (392,850)              (464,708)             (561,851)
  Investment income                                         1,046,335                665,013               485,851
  Other                                                       (97,433)                (6,056)              179,637
                                                      -------------------------------------------------------------
Net income                                                 30,737,566             27,629,373            23,251,238

Partners' equity, beginning of year                       108,071,296            100,449,714            36,438,703
Contribution of partners' equity                                   --                 11,689                    --
Equity exchanged for partnership interests                         --                     --            57,699,333
Distributions to partners                                 (25,026,302)           (20,019,480)          (16,939,560)
                                                      -------------------------------------------------------------

Partners' equity, end of year                           $ 113,782,560          $ 108,071,296         $ 100,449,714
                                                      =============================================================

See accompanying notes.

                            Palmetto MobileNet, L.P.
                      Consolidated Statements of Cash Flows


                                                                            YEARS ENDED DECEMBER 31,
                                                               2000                   1999                  1998
                                                         ------------------------------------------------------------
Operating activities
Net income                                                 $ 30,737,566           $ 27,629,373          $ 23,251,238
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Equity in earnings of RSA partnership interests         (30,255,306)           (27,644,685)          (23,390,795)
    Depreciation                                                 67,518                     --                    --
    Changes in operating assets and liabilities:
      Accounts receivable                                       (40,727)                    --                    --
      Accounts payable and accrued expenses                     138,899                (59,368)              (15,305)
                                                         ------------------------------------------------------------
Net cash provided by (used in) operating activities             647,950                (74,680)             (154,862)

INVESTING ACTIVITIES
Investment in RSA partnership interests                              --                     --              (393,221)
Proceeds from RSA partnership distributions                  24,904,830             29,692,902            25,341,231
Purchase of land, building and improvements                  (6,047,020)                    --                    --
Costs of acquisition                                                 --                     --              (300,838)
Refund of investment in Rural Telephone Finance
  Cooperative Subordinated Capital Certificates                      --                     --                51,455
                                                         ------------------------------------------------------------
Net cash provided by investing activities                    18,857,810             29,692,902            24,698,627

FINANCING ACTIVITIES
Repayments of long-term debt                                 (1,274,753)            (1,078,119)             (918,151)
Additional partnership capital received                              --                 11,689                    --
Distributions of partnership capital                        (25,026,302)           (20,515,855)          (16,443,185)
                                                         ------------------------------------------------------------
Net cash used in financing activities                       (26,301,055)           (21,582,285)          (17,361,336)
                                                         ------------------------------------------------------------

Net change in cash and cash equivalents                      (6,795,295)             8,035,937             7,182,429
Cash and cash equivalents, beginning of year                 20,217,143             12,181,206             4,998,777
                                                         ------------------------------------------------------------

Cash and cash equivalents, end of year                     $ 13,421,848           $ 20,217,143          $ 12,181,206
                                                         ============================================================

See accompanying notes.

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Palmetto MobileNet, L.P. (the "Partnership") is a South Carolina limited partnership and is a general partner in ten general partnerships formed to provide cellular telephone service in certain Rural Service Areas ("RSA") in South Carolina and North Carolina. These partnerships' operations are managed by affiliates of ALLTEL Communications, Inc.

During 2000, the Partnership formed HamptonNet, LLC, a wholly-owned subsidiary, for the purpose of owning and operating commercial rental real estate located in Columbia, South Carolina.

CONSOLIDATION

The financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Partnership maintains its cash and cash equivalent balances in one financial institution located in Columbia, South Carolina. At December 31, 2000 and 1999, cash equivalents of $10,100,000 and $17,600,000, respectively, consist of investments in repurchase agreements.

INTERESTS IN RSA PARTNERSHIPS

Investments in the RSA general partnerships are accounted for using the equity method, under which the Partnership's share of earnings of these partnerships is reflected in income as earned and distributions are credited against the interests in the partnerships when received.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Palmetto MobileNet, L.P. is a South Carolina limited partnership and, therefore, is not subject to income taxes. Each partner includes in income its distributive share of the Partnership's taxable income or loss.

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

2.  ACQUISITION

In January 1998, the Partnership entered into an agreement to acquire 100% of the members equity of CT Cellular Holdings 4/5, L.L.C., 100% of the members equity of CT Cellular Holdings 15, L.L.C. and a 51% interest in Ellerbe-Concord Cellular Company (a North Carolina general partnership) in exchange for 28,300 units of Partnership equity valued at approximately $57,700,000. The transaction has been recorded using purchase accounting. The financial results of CT Cellular Holdings 4/5, L.L.C., CT Cellular Holdings 15, L.L.C., and Ellerbe-Concord Cellular Company have been included in the accompanying financial statements for the periods beginning January 1, 1998 (the date of acquisition). The acquisition has been accounted for as a non-cash investing and financing activity in the accompanying statement of cash flows.

As a result of the above transaction, the Partnership obtained a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in other general partnerships, these interests are accounted for using the equity method. The investments in these partnerships, which are recorded at cost less accumulated amortization, exceed the underlying equity in net assets by approximately $11,116,000 and $37,512,000, respectively.

Approximately $48,627,000 of cost in excess of underlying equity in net assets is being amortized over a 15 year period. Accumulated amortization, which has been recorded as a reduction in the interest in RSA partnerships and a reduction in the equity in earnings of RSA partnership interests, was approximately $9,725,000 and $6,483,000 at December 31, 2000 and 1999 respectively.
Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,241,000 annually.

3.  INTERESTS IN RSA PARTNERSHIPS

Interests in RSA partnerships which are all engaged in providing cellular telephone service to rural areas of South Carolina and North Carolina, are:

South Carolina RSA No. 2 Cellular General Partnership (50% owned) South Carolina RSA No. 3 Cellular General Partnership (50% owned) South Carolina RSA No. 4 Cellular General Partnership (50% owned) South Carolina RSA No. 5 Cellular General Partnership (50% owned) South Carolina RSA No. 6 Cellular General Partnership (50% owned) South Carolina RSA No. 7 Cellular General Partnership (50% owned) South Carolina RSA No. 8 Cellular General Partnership (50% owned) South Carolina RSA No. 9 Cellular General Partnership (50% owned) North Carolina RSA 5 Cellular Partnership (50% owned)
North Carolina RSA 15 Cellular Partnership (50% owned)

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

3.  INTERESTS IN RSA PARTNERSHIPS (CONTINUED)

Summarized combined financial information for the RSA partnerships follows:

At December 31:
                                      2000                  1999
                                -------------------------------------

Current assets                    $ 29,776,462          $ 19,007,806
Noncurrent assets                  106,798,800            96,892,187
Current liabilities                 14,546,503            11,055,823
Partners' equity                   122,028,759           104,844,170

For the years ended December 31:
                                      2000                  1999                   1998
                                ------------------------------------------------------------

Net sales                        $ 223,352,629         $ 185,006,365          $ 163,628,528
Net income                          66,994,235            61,772,996             53,265,210


The Partnership's equity in the combined net income of the RSA partnerships was $33,497,118, $30,886,498, and $26,632,605 for the years ended December 31, 2000,
1999, and 1998, respectively.

During 2000, the RSA's changed their method of accounting for revenues. The cumulative effect of retroactively applying this accounting change to periods prior to 2000 resulted in a one-time, non-cash charge of approximately $2.6 million, which was included in net income for the RSA's for the year ended December 31, 2000.

Market values of these partnership interests are not readily available.

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

4.  LAND, BUILDING AND IMPROVEMENTS, NET

Land, building and improvements consisted of the following:

                                        2000              1999           1998
                                 ---------------------------------------------

Land                                 $ 1,000,000          $ --           $ --
Land improvements                         50,000            --             --
Building                               4,997,020            --             --
                                 ---------------------------------------------
                                       6,047,020            --             --
Less, accumulated depreciation           (67,518)           --             --
                                 ---------------------------------------------

                                     $ 5,979,502          $ --           $ --
                                 =============================================


The building and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets.

The Partnership has entered into operating leases with a related party and other third parties for substantially all of the space available in the building. Lease terms range from 5 to 10 years plus various renewal options. Most leases contain fixed monthly rental amounts plus provisions for reimbursement of certain costs of operating the property.

Total minimum annual rentals under the terms of executed leases are as follows:

                    RELATED
                     PARTY                OTHERS                 TOTAL
               -----------------------------------------------------------

2001               $ 200,158             $ 812,052            $ 1,012,210
2002                 200,158               504,265                704,423
2003                 200,158               432,054                632,212
2004                 200,158               283,170                483,328
2005                 200,158               203,830                403,988
Thereafter         1,000,790               934,221              1,935,011
               -----------------------------------------------------------

                 $ 2,001,580           $ 3,169,592            $ 5,171,172
               ===========================================================

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

5.  LONG-TERM DEBT

The Partnership has a $10 million term loan agreement and a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the "RTFC"). The terms of the agreements require the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates ("SCC's"). The Partnership had $473,562 and $448,545 of SCC's at December 31, 2000 and 1999, respectively.

The debt is collateralized by a first lien on the assets of the Partnership other than the Partnership's equity interests in the ten RSA partnership investments. The term loan provides for varying quarterly payments of principal, plus interest at fixed rates ranging from 5.85% to 6.50%. The terms of the line of credit agreement provide for interest to be paid quarterly at the RTFC's published variable interest rate. No funds have been advanced against the line of credit agreement. At December 31, 2000 and 1999, $5,724,890 and $6,974,626 were outstanding under the financing agreement.

Under the terms of the financing agreement, the Partnership is required to maintain a specified debt service coverage ratio. The Partnership was in compliance with this covenant at December 31, 2000.

The carrying amount of the Company's long-term debt approximates fair value.

Cash paid for interest totaled $399,079, $471,965, and $567,935 for the years ended December 31, 2000 1999, and 1998, respectively.

Maturities of long-term debt are as follows:


2001                     $ 1,226,510
2002                       1,308,198
2003                       1,395,326
2004                       1,488,257
2005                         306,599
                       --------------

                         $ 5,724,890
                       ==============

6.  RELATED PARTY TRANSACTIONS

The business affairs of Palmetto MobileNet, L.P. are managed by its 0.8% general partner, PMN, Inc. For the years ended December 31, 2000, 1999, and 1998, approximately $255,000, $210,000, and $243,000 were paid to the general partner to perform this function.

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

7.  COMMITMENTS AND CONTINGENCIES

Pursuant to each RSA general partnership agreement, Palmetto MobileNet, L.P. is subject to requests for additional capital.

The Internal Revenue Service ("IRS") is performing examinations of the records of a significant number of the RSA partnerships, in which the Partnership has ownership interests, for the years ended December 31, 1991 to 1996.

For certain RSA's, agreement has been reached with the IRS in 2000 as to certain adjustments which, when assessed, will be allocated to each partner to be included in their taxable income.

For certain other RSA's, the IRS has completed its audits and has issued "60 Day Letters" indicating adjustments they plan to make to the RSA tax returns. The RSA partnerships are vigorously contesting the IRS audit findings and, as a result, the amount of final adjustment, if any, cannot be determined at this time. The final adjustments, if any, from the IRS examinations will ultimately be allocated to each partner to be included in their taxable income.

                                INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION
-----------        -----------

      23.1         Consent of KPMG LLP

      23.2         Consent of Bauknight Pietras & Stormer, P.A.

      23.3         Consent of Arthur Andersen LLP