Form 10-Q
period 2001-06-30
CT COMMUNICATIONS INC /NC
filed 2001-08-14
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         18,797,276 shares of Common Stock outstanding as of August 1, 2001.

                             CT COMMUNICATIONS, INC.

                                      INDEX




                                                                        Page No.

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets --
         June 30, 2001 and December 31, 2000                               3

Consolidated Statements of Income --
         Three and Six Months Ended June 30, 2001 and 2000                 5

Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 2001 and 2000                           6

Consolidated Statements of Comprehensive Income --
         Three and Six Months Ended June 30, 2001 and 2000                 7

Notes to Consolidated Financial Statements                                 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                17

PART II. Other Information

Item 4.  Submission of Matters To a Vote of Security Holders              17

Item 6.  Exhibits and Reports on Form 8-K                                 19

                          PART I. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                  June 30,       December 31,
                                                   2001              2000
                                                   ----              ----

ASSETS
Current assets:
   Cash and cash equivalents                  $  4,155,193      $  8,060,015
   Accounts receivable, net of
         allowance for doubtful
         accounts of $239,732                   21,314,255        18,987,133
   Other accounts receivable                       486,356           197,046
   Materials and supplies                        3,805,224         3,476,188
   Deferred income taxes                           134,875           134,875
   Prepaid expenses and
         other assets                            1,251,312         1,139,921
                                              ------------      ------------
Total current assets                            31,147,215        31,995,178
                                              ------------      ------------

Investment securities                           21,171,115        23,900,094
Other investments                                  184,363           484,363
Investments in affiliates                       38,885,963        38,310,831

Property and equipment:
   Land, buildings and general equipment        54,206,546        49,007,911
   Central office equipment                    117,494,650       105,679,164
   Poles, wires, cables and conduit            114,610,522       106,279,321
   Construction in progress                     17,379,501        10,058,370
                                              ------------      ------------
                                               303,691,219       271,024,766
   Less accumulated depreciation               126,134,883       119,241,009
                                              ------------      ------------

   Net property and equipment                  177,556,336       151,783,757
                                              ------------      ------------

   Intangible and other assets, net             34,733,444        13,048,058
                                              ------------      ------------

TOTAL ASSETS                                  $303,678,436      $259,522,281
                                              ============      ============





See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                    Consolidated Balance Sheets, (Continued)
                                   (Unaudited)


                                                  June 30,       December 31,
                                                   2001              2000
                                                   ----              ----

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock               $     12,500      $     12,500
     Accounts payable                            9,212,037        11,232,108
     Short-term borrowings                              --         5,000,000
     Customer deposits and advance billings      1,962,104         2,294,164
     Accrued payroll                             1,857,837         1,968,699
     Income taxes payable                        1,360,583            87,202
     Accrued pension cost                        2,155,659         1,000,933
     Other accrued liabilities                   2,298,392         2,724,648
                                              ------------      ------------
 Total current liabilities                      18,859,112        24,320,254
                                              ------------      ------------

 Long-term debt                                 86,000,000        34,000,000
                                              -------------     ------------
 Deferred credits and other liabilities:
     Deferred income taxes                      11,911,507        13,605,547
     Investment tax credits                        516,983           574,425
     Postretirement benefits other than
              pension                           10,689,842        10,612,354
     Other                                         472,116           942,686
                                              ------------      ------------
 Total deferred credits and other liabilities   23,590,448        25,735,012
                                              ------------      ------------

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,250 shares issued and
     outstanding in 2000 and 1999                  100,000           100,000
                                              ------------      ------------

 Total liabilities                             128,549,560        84,155,266
                                              ------------      ------------

 Stockholders' equity:
   Preferred Stock not subject to mandatory
     redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2001 and 2000       335,600           335,600
       4.5% series, $100 par value; 614
         shares outstanding in 2001 and 2000        61,400            61,400
   Common Stock
       18,816,168 and 18,846,541 shares
       outstanding in 2001 and 2000,
       respectively                             42,049,428        42,574,584
   Other capital                                   298,083           298,083
   Deferred compensation                          (904,238)         (836,005)
   Other accumulated comprehensive income        8,003,945        10,298,820
   Retained earnings                           125,284,658       122,634,533
                                              ------------      ------------
 Total stockholders' equity                    175,128,876       175,367,015
                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $303,678,436      $259,522,281
                                              ============      ============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended                     Six Months Ended
                                                     June 30                               June 30
                                              2001              2000               2001               2000
                                              ----              ----               ----               ----

Operating revenues                       $ 31,724,387       $ 28,867,848       $ 62,809,945       $ 56,810,155

Operating expenses                         30,205,795         24,404,125         59,915,008         47,305,854

Restructuring charge                             --                 --            1,942,076               --
                                         ------------       ------------       ------------       ------------

         Operating income                   1,518,592          4,463,723            952,861          9,504,301

Other income (expenses):
         Equity in income of
           affiliates, net                  1,620,561          2,032,406          2,561,558          3,002,985
         Interest, dividend income
           and gain on sale
           of investments                   4,025,292          2,585,716          7,153,347          5,890,503
Other expenses,
  principally interest                       (858,157)          (864,280)        (2,094,243)        (1,405,175)
                                         ------------       ------------       ------------       ------------

    Total other income (expenses)           4,787,696          3,753,842          7,620,662          7,488,313
                                         ------------       ------------       ------------       ------------

         Income before income taxes         6,306,288          8,217,565          8,573,523         16,992,614

Income taxes                                2,545,476          3,348,901          3,456,962          6,822,943
                                         ------------       ------------       ------------       ------------

         Net income                         3,760,812          4,868,664          5,116,561         10,169,671

Dividends on preferred stock                    6,236              6,386             12,472             12,772
                                         ------------       ------------       ------------       ------------

Earnings for common stock                   3,754,576          4,862,278          5,104,089         10,156,899
                                         ============       ============       ============       ============

Basic earnings per common share          $       0.20       $       0.26       $       0.27       $       0.54
                                         ============       ============       ============       ============
Diluted earnings per common share        $       0.20       $       0.26       $       0.27       $       0.54
                                         ============       ============       ============       ============


Basic weighted average shares
  outstanding                              18,848,149         18,839,766         18,852,698         18,813,244
                                         ============       ============       ============       ============

Diluted weighted average shares
  outstanding                              18,889,365         18,972,302         18,895,277         18,940,631
                                         ============       ============       ============       ============



See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                               2001              2000
                                                               ----              ----
Cash flows from operating activities:
         Net income                                       $  5,116,561       $ 10,169,671
         Adjustments to reconcile net income to
         net cash provided by operating
         activities:
              Depreciation and amortization                 11,328,458          8,626,799
              Postretirement benefits                           77,488            (60,952)
              Gain on sales of investment
                  securities                                (6,200,984)        (5,490,856)
              Undistributed income of affiliates            (2,561,558)        (2,986,630)
              Deferred income taxes and tax credits           (468,442)           (57,442)
              Changes in operating assets and
              Liabilities, net of effects of
              acquisitions:
                  Accounts receivable                       (2,616,432)         1,106,154
                  Materials & supplies                        (329,036)          (650,785)
                  Other assets                                (768,776)          (510,250)
                  Accounts payable                          (2,020,071)         6,551,938
                  Customer deposits and advance
                      billings                                (332,060)           338,202
                  Accrued liabilities                          142,958         (1,580,555)
                  Income taxes payable                       1,273,381          1,368,416
                                                          ------------       ------------
Net cash provided by operating activities                    2,641,487         16,823,710
                                                          ------------       ------------

Cash flows from investing activities:
         Capital expenditures, net                         (36,009,414)       (30,003,629)
         Purchase of investments in affiliates                    --             (248,495)
         Purchase of other investments                            --             (475,000)
         Purchase of investment securities                  (1,272,925)        (5,921,694)
         Proceeds from sale of investment securities         6,924,974         11,107,756
         Partnership capital distribution                    1,986,426          1,990,426
         Purchase of wireless spectrum                      (2,397,840)              --
         Acquisitions, net of cash                         (19,325,309)          (794,454)
                                                          ------------       ------------
Net cash used in investing activities                      (50,094,088)       (24,345,090)
                                                          ------------       ------------

Cash flows from financing activities:
         Proceeds from new credit facility                  86,000,000               --
         Proceeds from new debt                                   --           13,000,000
         Repayment of debt                                 (39,000,000)              --
         Dividends paid                                     (2,466,463)        (2,461,352)
         Repurchase of Common Stock                         (1,053,050)            (6,447)
         Proceeds from Common Stock issuances                   67,292            380,836
                                                          ------------       ------------
Net cash provided by (used in) financing activities         43,547,779         10,913,037
                                                          ------------       ------------

Net (decrease) increase in cash and cash
         equivalents                                        (3,904,822)         3,391,657
Cash and cash equivalents - beginning of period              8,060,015          1,561,778
                                                          ------------       ------------
Cash and cash equivalents - end of period                 $  4,155,193       $  4,953,435
                                                          ============       ============


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                  Three Months Ended                     Six Months Ended
                                                        June 30                              June 30
                                             -----------------------------       ------------------------------

                                                 2001              2000              2001              2000
                                                 ----              ----              ----              ----
Net income                                   $ 3,760,812       $ 4,868,664       $ 5,116,561       $ 10,169,671

Other comprehensive income, net of tax:
   Unrealized holding
     gains (losses) on
     available-for-sale
     securities                                2,333,124        (6,094,000)        1,682,436         (5,135,483)
   Less reclassification
     adjustment for gains
     realized in net
     income                                   (2,335,067)       (1,533,400)       (3,977,311)        (3,521,835)
                                             -----------       -----------       -----------       ------------

Comprehensive income                         $ 3,758,869       $(2,758,736)      $ 2,821,686       $  1,512,353
                                             ===========       ===========       ===========       ============








See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                                   (Unaudited)

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of June 30, 2001 and 2000, and the results of operations for the three and six months then ended and cash flows for the six months then ended. These financial statements should be read with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and do not include all disclosures associated with annual financial statements.

2. In certain instances, amounts previously reported in the 2000 consolidated financial statements have been reclassified to conform with the 2001 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the six months ended June 30, 2001.

                                                       Shares           Value
                                                       ------           -----
         Outstanding at December 31, 2000            18,846,541     $42,574,584
         Purchase of common stock                       (87,229)     (1,301,853)
         Issuance of common stock                        56,856         776,697
                                                     ----------     -----------
         Outstanding at June 30, 2001                18,816,168     $42,049,428
                                                     ==========     ===========

                                                        Basic          Diluted
                                                        -----          -------
         Weighted average shares outstanding
           for the six months ended June 30, 2001   18,852,698       18,895,277

         Weighted average shares outstanding
           for the six months ended June 30, 2000   18,813,244       18,940,631

         The Company began a stock repurchase program in April 2001 and intends to repurchase up to 1,000,000 shares of its outstanding common stock periodically over the next 12 months. As of June 30, 2001, 71,150 shares had been repurchased at a cost of approximately $1.0 million.

6.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at June 30, 2001 and December 31, 2000 were as follows:

                                   June 30, 2001
                                   -------------
Securities           Amortized   Gross Unrealized   Gross Unrealized     Fair
Available for Sale      Cost       Holding Gains     Holding Losses      Value
------------------      ----       -------------     --------------      -----

Equity securities    8,692,248       13,267,165        (788,298)      21,171,115
                     =========       ==========        ========       ==========

                                December 31, 2000
                                -----------------

Securities          Amortized   Gross Unrealized   Gross Unrealized     Fair
Available for Sale     Cost       Holding Gains    Holding Losses      Value
------------------     ----       -------------    --------------      -----

Equity securities  $7,843,313      $16,827,470       $(770,689)     $23,900,094
                   ==========      ===========       =========      ===========

In the six months ended June 30, 2001, the Company sold 260,000 shares of Illuminet Holdings, Inc. ("Illuminet") common stock. As of June 30, 2001, the Company owned over 380,000 shares of Illuminet common stock with a market value of approximately $12.1 million and over 800,000 shares of ITC-DeltaCom, Inc. ("ITC-DeltaCom") common stock with a market value of approximately $3.2 million.

7.       INVESTMENTS IN AFFILIATED COMPANIES

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
Equity Method:
         Palmetto MobileNet, L.P.                $13,155,758      $12,472,551
         Wireless One of North Carolina, L.L.C.    8,768,501        8,874,129
         Other                                       107,693          110,140

Cost Method:
         ITC Holding Company                       2,215,534        2,215,534
         Maxcom Telecomunicaciones, S.A. de C.V.  14,638,477       14,638,477
                                                 -----------      -----------
                  TOTAL                          $38,885,963      $38,310,831
                                                 ===========      ===========

8.       RESTRUCTURING LIABILITY

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of Competitive Local Exchange Carrier (CLEC) operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs, and other costs associated with the restructuring action. A summary of restructuring liability activity for the six months ended June 30, 2001 is as follows:

Balance at December 31, 2000                                  $        --
Early retirement and severance costs                            1,178,369
Lease termination costs                                           241,110
Raleigh transport costs                                           307,093
Other costs                                                       215,504
                                                              -----------
Restructuring charge incurred                                   1,942,076
Cash payments:
     Early retirement and severance costs                        (115,369)
     Raleigh transport costs                                     (307,093)
     Other costs                                                 (215,504)
                                                              -----------
Balance at June 30, 2001                                      $ 1,304,110
                                                              ===========


9.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on June 30, 2001 was 6.5625%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2001, $36.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures at December 31, 2014. All $50.0 million was outstanding as of June 30, 2001.

The Company has an interest rate swap transaction to fix $10.0 million of the outstanding revolving line of credit at a rate of 5.9% plus a spread, currently 0.5%. The Company also has an additional line of credit for $5.0 million. As of June 30, 2001, the Company had no amounts outstanding under this credit line.

10.      PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS Partnership on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,500 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. The cost of the transaction is estimated to be $25 million and is contingent on the final number of customers transferred. The Company paid $19.3 million on June 1, 2001. This amount is currently recorded in other assets pending final settlement of total purchase price and number of customers acquired which is expected to be completed by the end of the 3rd quarter 2001.

While the Company will have ownership of the assets and customers within our partitioned area, the Company will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

11.      RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill into earnings and instead requires companies to continually review these assets for impairment. The Company plans to adopt SFAS 142 effective January 1, 2002 in accordance with the standard.

12.      SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Company has defined and reports six segments as follows: the incumbent local exchange carrier ("ILEC"), the competitive local exchange carrier ("CLEC"), the satellite local exchange carrier ("SLEC"), long distance services ("LD"), the internet service provider ("ISP") and the digital wireless group ("DCS"). Prior to January 2001 the results of the SLEC segment were included within the CLEC. Therefore, any comparison of current results with those of prior periods may require further adjustments. `Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and six months ended June 30, 2001 and 2000, is as follows:

Three Months Ended June 30, 2001     ILEC        CLEC         SLEC         LD         ISP          DCS        OTHER        TOTAL
 External revenues                20,232,280   2,284,573     346,317   3,342,384   2,240,568    3,278,004          261   31,724,387
 Intersegment revenues             1,793,068          --          --          --          --       18,915           --    1,811,983
 External expenses                10,403,229   4,100,784   1,159,320   1,619,107   2,469,706    2,628,864    2,027,049   24,408,059
 Intersegment expenses               134,412      65,854          --     808,202     731,263       23,238       49,014    1,811,983
 Operating EBITDA                  9,829,051  (1,816,211)   (813,003)  1,723,277    (229,138)     649,140   (2,026,788)   7,316,328
 Depreciation and amortization     4,178,111     445,385     204,632     296,134     567,372       21,157       84,945    5,797,736
 Segment operating proft/(loss)    5,650,940  (2,261,596) (1,017,635)  1,427,143    (796,510)     627,983   (2,111,733)   1,518,592
 Segment assets                  164,942,580  13,931,339   9,733,253   4,716,416  15,420,162   21,304,926   73,629,760  303,678,436

Three Months ended June 30, 2000     ILEC        CLEC         LD          ISP         DCS         OTHER       TOTAL
 External revenues                20,390,780   1,429,098   3,458,020   1,692,445   1,785,005      112,500   28,867,848
 Intersegment revenues             1,386,835          --          --          --      14,749           --    1,401,584
 External expenses                10,428,784   3,238,342   1,978,716   1,805,211   2,201,059      167,498   19,819,610
 Intersegment expenses                93,932      28,927     715,688     542,477      20,560           --    1,401,584
 Operating EBITDA                  9,961,996  (1,809,244)  1,479,304    (112,766)   (416,054)     (54,998)   9,048,238
 Depreciation and amortization     3,679,856     265,012     263,027     357,690      13,634        5,296    4,584,515
 Segment operating proft/(loss)    6,282,140  (2,074,256)  1,216,277    (470,456)   (429,688)     (60,294)   4,463,723
 Segment assets                  138,895,998  11,745,442   5,729,010   8,332,406     796,774  107,598,074  273,097,704

SIx Months Ended June 30, 2001       ILEC        CLEC         SLEC         LD         ISP         DCS        OTHER         TOTAL
 External revenues                41,243,799   3,973,008     626,971   6,684,791   4,553,993    5,727,122          261   62,809,945
 Intersegment revenues             3,443,897          --          --          --          --       39,189           --    3,483,086
 External expenses                21,952,105   8,741,143   2,274,652   3,411,012   4,613,741    5,861,371    3,674,600   50,528,624
 Intersegment expenses               215,305     128,647          --   1,609,310   1,415,424       58,017       56,383    3,483,086
 Operating EBITDA                 19,291,694  (4,768,135) (1,647,681)  3,273,779     (59,748)    (134,249)  (2,026,788)  12,281,321
 Depreciation and amortization     8,259,239     872,590     318,342     589,498   1,090,139       37,527      161,125   11,328,460
 Segment operating proft/(loss)   11,032,455  (5,640,725) (1,966,023)  2,684,281  (1,149,887)    (171,776)  (2,111,733)     952,861
 Segment assets                  164,942,580  13,931,339   9,733,253   4,716,416  15,420,162   21,304,926   73,629,760  303,678,436

Six Months ended June 30, 2000       ILEC        CLEC         LD          ISP         DCS         OTHER       TOTAL
 External revenues                40,651,235   2,333,816   6,986,091   3,193,016   3,420,997      225,000   56,810,155
 Intersegment revenues             2,451,134          --          --          --      25,623           --    2,476,757
 External expenses                21,025,866   5,894,042   3,885,545   3,382,280   4,185,377      305,945   38,679,055
 Intersegment expenses               158,320      44,305   1,414,812     822,626      36,694           --    2,476,757
 Operating EBITDA                 19,625,369  (3,560,226)  3,100,546    (189,264)   (764,380)     (80,945)  18,131,100
 Depreciation and amortization     7,056,331     356,377     516,207     658,941      28,349       10,594    8,626,799
 Segment operating proft/(loss)   12,569,038  (3,916,603)  2,584,339    (848,205)   (792,729)     (91,539)   9,504,301
 Segment assets                  138,895,998  11,745,442   5,729,010   8,332,406     796,774  107,598,074  273,097,704

Reconciliation to Net Income Before Tax

                                     Three Months Ended     Three Months Ended
                                       June 30, 2001          June 30, 2000
                                       -------------          -------------

Segment operating profit                 $1,518,592            $ 4,463,723
Total other income                        4,787,696              3,753,842
                                         ----------            -----------
Income before income taxes               $6,306,288            $ 8,217,565
                                         ==========            ===========


                                      Six Months Ended       Six Months Ended
                                       June 30, 2001          June 30, 2000
                                       -------------          -------------

Segment operating profit                 $  952,861            $ 9,504,301
Total other income                        7,620,662              7,488,313
                                         ----------            -----------
Income before income taxes               $8,573,523            $16,992,614
                                         ==========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three months ended June 30, 2001 and June 30, 2000

         Operating revenues increased $2.9 million or 9.9% to $31.7 million for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000.

         Excluding intersegment revenues, ILEC revenue was $20.2 million for the three months ended June 30, 2001, approximately equal to the same period last year. The ILEC experienced an increased number of customers and increased custom call feature and pay per use revenue, as well as increased access revenue. 2,350 new access lines were connected to the network since June 30, 2000, bringing the total number of local access lines in the ILEC's three-county service area to over 123,000. These increases, however, were offset by lower equipment sales. The Company is currently a party to two interconnection agreements and one resale agreement that provide other CLEC's access to the Company's local telephone service market. The Company has received additional interconnection requests from several other CLEC's. Some or all of these agreements may be finalized during 2001. If so, they are expected to provide additional competition to the ILEC.

         CLEC revenue was $2.3 million for the three months ended June 30, 2001, a $0.9 million or 59.9% increase over the three months ended June 30, 2000. This increase was primarily caused by the addition of 10,388 access lines since June 30, 2000, bringing the total lines in service to 15,484. This increase reflects growth in facilities based services for the northern Charlotte, North Carolina market in addition to expansion of service into the Greensboro, North Carolina region.

         On January 1, 2001, the Company began tracking results of its Satellite Local Exchange Carrier (SLEC)separately. Prior to January 1, 2001, the results were included within the CLEC operating segment. SLEC revenue for the three months ended June 30, 2001 was $0.3 million and was due primarily to the approximately 1,000 lines located at Concord Mills Mall in Concord, North Carolina. In total, 1,628 access lines were in service in 21 developments as of June 30, 2001. The SLEC unit entered into preferred provider agreements with eight new residential and business developments located in Charlotte and Raleigh, North Carolina. This brings the number of preferred provider agreements to 32 as of June 30, 2001. The Company does not expect to receive significant revenues from these agreements until late 2001 or later.

         LD revenue was $3.3 million for the three months ended June 30, 2001, which is approximately equal to revenue for the three months ended June 30, 2000. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue has remained flat due to the introduction of new, more competitive LD price plans. These plans have resulted in a decline in the average revenue per minute. The Company expects LD revenue to remain at present levels.

         ISP revenue was $2.2 million for the three months ended June 30, 2001, a $0.5 million or 32.4% increase over the same period last year. This increase was primarily caused by an increase in the number of web hosting, dedicated high speed, and digital subscriber line (DSL) customers, as well as the integration of WebServe, Inc. which was acquired in December 2000. While traditional dial-up customers have decreased by approximately 3,000 in the last 12 months, over 1,700 DSL subscribers and dedicated high speed customers have been added since June 30, 2000.

         DCS revenue was $3.3 million for the three months ended June 30, 2001, a $1.5 million or 83.6% increase over the three months ended June 30, 2000. This increase was primarily due to the addition of approximately 6,600 subscribers since June 30, 2000, bringing the total number of subscribers to approximately 19,400. Additionally, as a result of the partitioning of the predefined area of the Cingular Wireless digital network on June 1, the Company will add approximately 13,500 subscribers. See footnote 10 to unaudited financial statements for a further explanation of this partitioning.

         Operating expenses, exclusive of depreciation and amortization, increased $4.6 million or 23.2% to $24.4 million for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000.

         Excluding intersegment expenses, ILEC operating expenses were $10.4 million for the three months ended June 30, 2001, which were approximately equal to such expenses for the three months ended June 30, 2000.

         CLEC operating expenses were $4.1 million for the three months ended June 30, 2001, a $0.9 million or 26.6% increase over the three months ended June 30, 2000. The majority of the increase is a result of the expanding operations in the Charlotte and Greensboro, North Carolina markets and related transport and inter-connection costs. CLEC operating expenses are expected to continue increasing in 2001, although at a slower pace than the growth experienced during 2000.

         SLEC expenses were $1.2 million for the three months ended June 30, 2001. These expenses are associated with the existing approximately 1,000 lines located at Concord Mills Mall as well as the growth of the business unit due to work on new developer agreements discussed above.

         LD operating expenses were $1.6 million for the three months ended June 30, 2001, a $0.4 million or 18.2% decrease over the same period last year. This decrease was mainly due to a continuing decline in access expense due to lower rates on negotiated carrier termination contracts.

         ISP operating expenses were $2.5 million for the three months ended June 30, 2001, a $0.7 million or 36.8% increase over the same period last year. This increase was mainly due to the inclusion of $0.7 million of WebServe operating expenses for the three months ended June 30, 2001.

         DCS operating expenses were $2.6 million for the three months ended June 30, 2001, a $0.4 million or 19.4% increase over the three months ended June 30, 2000. This increase was mainly due to the increase in DCS subscribers and the costs associated with customer acquisition.

         Other operating unit expenses were $2.0 million for the three months ended June 30, 2001 compared to $0.2 million for the three months ended June 30, 2000. This increase reflects $1.8 million of expenses related to the continued development of a trial market to deploy broadband wireless services by the Company's WaveTel, LLC subsidiary. WaveTel, which began trial service during May 2001 in Fayetteville, North Carolina with a commercial launch during July 2001, provides broadband data and second-line voice service to its customers. WaveTel currently operates with 7 cell sites and over 35 initial subscribers and plans include adding additional cell sites during the third quarter of 2001.

         Depreciation and amortization expense increased $1.2 million or 26.5% to $5.8 million for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. This increase reflects the significant increase in depreciable assets over the last 12 months.

         Other income (expenses) increased $1.0 million for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. This increase was primarily due to a $1.0 million increase in pre-tax gain that resulted from our sale of shares of Illuminet stock during the three months ended June 30, 2001 as compared with our sales of shares of Illuminet and ITC-DeltaCom stock during the three months ended June 30, 2000.

         Income taxes decreased $0.8 million or 24.0% to $2.5 million for the three months ended June 30, 2001 compared with the three months ended June 30, 2000 due primarily to the decrease in taxable income of $1.9 million.

         Net income decreased $1.1 million or 22.8% to $3.8 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Six months ended June 30, 2001 and June 30, 2000

         Operating revenues increased $6.0 million or 10.6% to $62.8 million for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000.

         Excluding intersegment revenues, ILEC revenue was $41.2 million for the six months ended June 30, 2001, a 1.5% or $0.6 million increase over the same period last year. This increase was primarily caused by an increased number of customers and increased custom call feature and pay per use revenue, as well as increased access revenue. As of June 30, 2001 the total number of local access lines in the ILEC's three-county service area exceeds 123,000.

         CLEC revenue was $4.0 million for the six months ended June 30, 2001, a $1.6 million or 70.2% increase over the six months ended June 30, 2000. This increase is due to the additional CLEC lines placed in service as a result of the expansion of the Company's CLEC business in the Charlotte and Greensboro, North Carolina markets.

         SLEC revenue for the six months ended June 30, 2001 was $0.6 million and was due primarily to the lines located at Concord Mills Mall in Concord, North Carolina. The SLEC unit has agreements in place with 32 residential and business developments located in Charlotte and Raleigh, North Carolina, 13 of which were entered into during the six months ended June 30, 2001.

         LD revenue was $6.7 million for the six months ended June 30, 2001, which is comparable to revenue for the six months ended June 30, 2000. Despite an increase in long distance access lines and a corresponding increase in minutes, revenue has remained relatively flat due to the continued introduction of new, more competitive LD price plans. These plans have resulted in a decline in the average revenue per minute.

         ISP revenue was $4.6 million for the six months ended June 30, 2001, a $1.4 million or 42.6% increase over the same period last year. This increase was primarily caused by an increase in the number of web hosting, dedicated high speed, and digital subscriber line (DSL) customers, as well as the integration of WebServe. DSL subscribers have increased by almost 1,700 from June 30, 2000 to June 30, 2001. Traditional dial-up customers have decreased as many make the transition to DSL or dedicated high-speed access lines.

         DCS revenue was $5.7 million for the six months ended June 30, 2001, a $2.3 million or 67.4% increase over the six months ended June 30, 2000. In the first six months of 2001, the DCS unit added over 3,000 customers and acquired approximately 13,500 more as a result of the partitioning of the Company's predefined area of the Cingular Wireless digital network. See footnote 10 to the unaudited financial statements for a further explanation of this partitioning.

         Operating expenses, exclusive of depreciation and amortization, increased $11.8 million or 30.6% to $50.5 million for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. $1.9 million of this increase is attributable to a restructuring charge incurred in the first quarter of 2001. Exclusive of the restructuring charge, operating expenses increased $9.9 million or 25.6%.

         Excluding intersegment expenses, ILEC operating expenses were $22.0 million for the six months ended June 30, 2001, a $0.9 million or 4.4% increase over the six months ended June 30, 2000. This increase was mainly due to $1.2 million of restructuring costs incurred during 2001 associated with an early retirement plan offered to 22 employees in specific departments. Costs associated with rent and leases of work equipment and buildings as well as utilities increased during the six months ended June 30, 2001. These increases were offset by decreases in interconnection expenses.

         CLEC operating expenses were $8.7 million for the six months ended June 30, 2001, a $2.8 million or 48.3% increase over the six months ended June 30, 2000. Approximately one-quarter of this increase, or $0.7 million, is attributable to a restructuring charge incurred during 2001 based on the decision to slow expansion of the CLEC into Raleigh. The remainder of the increase is a result of the expanding operations in the Charlotte and Greensboro, North Carolina markets.

         SLEC expenses were $2.3 million for the six months ended June 30, 2001. These expenses are associated with both the operation of the 1,628 access lines in service as will as the continued growth of the business unit due to work on new developer agreements discussed above.

         LD operating expenses were $3.4 million for the six months ended June 30, 2001, a $0.5 million or 12.2% decrease over the same period last year. This decrease is attributable to the continued renegotiation of carrier termination contracts at lower, more favorable rates.

         ISP operating expenses were $4.6 million for the six months ended June 30, 2001, a $1.2 million or 36.4% increase over the same period last year. This increase was mainly due to the inclusion of $1.3 million of WebServe operating expenses for the six months ended June 30, 2001.

         DCS operating expenses were $5.9 million for the six months ended June 30, 2001, a $1.7 million or 40.0% increase over the six months ended June 30, 2000. This increase was mainly due to the increase in DCS subscribers and the costs associated with customer acquisition.

         Other operating unit expenses were $3.7 million for the six months ended June 30, 2001 compared to $0.3 million for the six months ended June 30, 2000. This increase reflects $3.3 million of expenses related to WaveTel's operations.

         Depreciation and amortization expense increased $2.7 million or 31.3% to $11.3 million for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. This increase reflects the significant increase in depreciable assets over the last 12 months.

         Other income (expenses) remained flat for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. This was primarily due to:

         o higher interest expense of $0.7 million associated with the increase in long-term debt since June 30, 2000,

         o a decrease in equity income of affiliates of $0.4 million due to lower

                  Palmetto MobileNet cellular partnership earnings,

                  partially offset by

         o a $1.3 million increase in pre-tax gain that resulted from our sale of shares of Illuminet stock during the six months ended June 30, 2001 as compared with our sale of shares of Illuminet and ITC-DeltaCom stock during the six months ended June 30, 2000.

         Income taxes decreased $3.4 million or 49.3% to $3.5 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 due primarily to the decrease in taxable income of $8.4 million.

         Net income decreased $5.1 million or 49.8% to $5.1 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Liquidity and Capital Resources

         The liquidity of the Company increased during the six-month period ended June 30, 2001. Current assets exceeded current liabilities by $12.3 million at June 30, 2001. In comparison, current assets exceeded current liabilities by $7.7 million at December 31, 2000.

         Current assets decreased by $0.8 million when compared to December 31, 2000. This decrease is primarily the result of decreased cash and cash equivalents of $3.9 million due to significant capital expenditures and a $19.3 million initial payment for DCS partitioning. This decrease was offset in part by an increase in accounts receivable of $2.3 million due to increases in volume and the initial billing for additional customers acquired with the DCS partitioning.

         Current liabilities decreased by $5.5 million from December 31, 2000 to June 30, 2001. This decrease is primarily attributable to increases in accrued pension of $1.2 million due to the early-retirement program obligations and income taxes payable of $1.3 million that were more than offset by the repayment of short-term borrowings of $5.0 million and a $2.0 million decrease in accounts payable.

         The Company's principal sources of liquidity were cash provided by operations of $2.6 million, proceeds from the sale of investment securities of $6.9 million, partnership capital distributions of $2.0 million, and proceeds from a new credit facility of $86.0 million.

         Uses of cash during the six months ended June 30, 2001 included net capital expenditures of $36.0 million, purchases of investment securities of $1.3 million, a purchase of wireless spectrum of $2.4 million, DCS partitioning costs of $19.3 million, repayment of existing long-term debt of $39.0 million, payment of dividends of $2.5 million, and the repurchase of common stock of $1.1 million.

         At June 30, 2000, the fair market value of the Company's investment securities was $21.2 million, all of which could be pledged to secure additional borrowing or sold, if needed for liquidity purposes. The Company has a senior unsecured 7.32% fixed rate term loan with CoBank, ACB for $50.0 million which matures on December 31, 2014, of which $50.0 million was outstanding on June 30, 2001. The Company also has a $90 million five year revolving credit facility with interest payable at LIBOR plus 1.25% at (6.5625% at June 30, 2001), of which $36 million was outstanding on June 30, 2001. In addition, the Company had a $5.0 million revolving credit facility with First Charter National Bank at a variable interest rate based on LIBOR plus 1.25%. At June 30, 2001, there were no amounts outstanding under this facility.

         The Company anticipates that all of the capital requirements in 2001 associated with its construction program, expansion of its CLEC operations, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has a senior unsecured term loan with CoBank for $50.0 million of which $50.0 million was outstanding on June 30, 2001 and a $90 million revolving credit facility with CoBank of which $36.0 million was outstanding on June 30, 2001. The interest rate on the term loan is fixed at 7.32% and the interest rate on the credit facility is variable based on LIBOR plus a spread (currently 1.25%) based on the Company's leverage ratio as defined in the agreement. The interest rate was 6.56% on June 30, 2001. The Company has an interest rate swap transaction to fix $10.0 million of the outstanding principal at a rate of 5.9% plus a spread, currently 0.5%. The interest rate swap will protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company's financial condition or operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders was held on April 26, 2001. All directors were re-elected for the terms set forth below.

         Proxies were solicited for the following matters:

         (1)      To elect a Board of Directors

                  Three Directors for a three-year term expiring in 2004

                                                For            Abstain
                  John R. Boger, Jr.         15,082,842         38,946
                  William A. Coley           15,089,941         31,847
                  Tom E. Smith               15,030,523         91,265

         (2) To consider and vote upon a proposal to approve the Company's 2001 Stock Incentive Plan.

                              For             Against          Abstain
                           9,603,152         2,565,900          84,336

         (3) To consider and vote upon a proposal to approve the Company's 2001 Employee Stock Purchase Plan

                              For             Against          Abstain
                          11,751,012          429,131           73,242

         (4) To ratify the action of the Board of Directors in the appointment of KPMG LLP as independent public accountants to audit the books of the Company for the 2001 fiscal year.

                              For             Against          Abstain
                          15,002,865           18,686          102,952


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


         (A) Exhibits

                  Exhibit No.     Description of Exhibit
                  -----------     ----------------------

                      10.1 Credit Agreement dated May 4, 2001 with CoBank, ACB, as Administrative Agent and a Lender

                      11          Computation of Earnings per Share


         (B) Reports on Form 8-K

                    On May 15, 2001, the Company filed a Current Report on Form 8-K announcing that on May 4, 2001, the Company entered into a credit agreement with CoBank, ACB, as Administrative Agent, providing for a $50 million fourteen-year term loan and a $90 million five-year revolving credit facility.

                    On June 7, 2001, the Company filed a Current Report on Form 8-K announcing that the Company had partitioned an area of the Cingular Wireless digital network in North Carolina including the acquisition of 47 cell sites, approximately 14,000 subscribers, and a license for spectrum for a total estimated cost between $24 and $25 million.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CT COMMUNICATIONS, INC.
-------------------------------
(Company)


       /s/ Amy M. Justis
-------------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer






August 13, 2001
-------------------------------
                           Date



(The above signatory has dual responsibility as duly authorized officer and principal accounting officer of the Registrant.)

                                  EXHIBIT INDEX

                  Exhibit No.     Description of Exhibit
                  -----------     ----------------------

                      10.1 Credit Agreement dated May 4, 2001 with CoBank, ACB, as Administrative Agent and a Lender

                      11          Computation of Earnings per Share