Form 10-Q/A
period 2001-06-30
CT COMMUNICATIONS INC /NC
filed 2001-11-14
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-Q/A Amendment No. 1
           (MARK ONE)
           (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         18,786,516 shares of Common Stock outstanding as of November 1, 2001.

                                Explanatory Note

     Part I, Item 1 of CT Communications, Inc. quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 is hereby amended in its entirety as follows:

                      PART I. Item 1. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                 June 30,       December 31,
                                                   2001             2000
                                                   ----             ----

ASSETS
Current assets:
   Cash and cash equivalents                  $  4,155,193      $  8,060,015
   Accounts receivable, net of
         allowance for doubtful
         accounts of $239,732                   21,314,255        18,987,133
   Other accounts receivable                       486,356           197,046
   Materials and supplies                        3,805,224         3,476,188
   Deferred income taxes                           134,875           134,875
   Prepaid expenses and
         other assets                            1,251,312         1,139,921
                                              ------------      ------------
Total current assets                            31,147,215        31,995,178
                                              ------------      ------------

Investment securities                           21,171,115        23,900,094
Other investments                                  184,363           484,363
Investments in unconsolidated companies         38,885,963        38,310,831

Property and equipment:
   Land, buildings and general equipment        54,206,546        49,007,911
   Central office equipment                    117,494,650       105,679,164
   Poles, wires, cables and conduit            114,610,522       106,279,321
   Construction in progress                     17,379,501        10,058,370
                                              ------------      ------------
                                               303,691,219       271,024,766
   Less accumulated depreciation               126,134,883       119,241,009
                                              ------------      ------------

Net property and equipment                     177,556,336       151,783,757
                                              ------------      ------------

Intangible and other assets, net                34,733,444        13,048,058
                                              ------------      ------------

TOTAL ASSETS                                  $303,678,436      $259,522,281
                                              ============      ============









See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                    Consolidated Balance Sheets, (Continued)
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
     Redeemable Preferred Stock                   $      12,500   $      12,500
     Accounts payable                                 9,212,037      11,232,108
     Short-term borrowings                                   --       5,000,000
     Customer deposits and advance billings           1,962,104       2,294,164
     Accrued payroll                                  1,857,837       1,968,699
     Income taxes payable                             1,360,583          87,202
     Accrued pension cost                             2,155,659       1,000,933
     Other accrued liabilities                        2,298,392       2,724,648
                                                  -------------   -------------
 Total current liabilities                           18,859,112      24,320,254
                                                  -------------   -------------

 Long-term debt                                      86,000,000      34,000,000
                                                  -------------   -------------
 Deferred credits and other liabilities:

     Deferred income taxes                           11,911,507      13,605,547
     Investment tax credits                             516,983         574,425
     Postretirement benefits other than pension      10,689,842      10,612,354
     Other                                              472,116         942,686
                                                  -------------   -------------
 Total deferred credits and other liabilities        23,590,448      25,735,012
                                                  -------------   -------------

 Redeemable Preferred Stock:
     4.8% series, $100 par value; 5,000 shares
     authorized; 1,250 shares issued and
     outstanding in 2001 and 2000                       100,000         100,000
                                                  -------------   -------------

 Total liabilities                                  128,549,560      84,155,266
                                                  -------------   -------------

 Stockholders' equity:
   Preferred Stock not subject to mandatory
     redemption:
       5% series, $100 par value; 3,356
         shares outstanding in 2001 and 2000            335,600        335,600
       4.5% series, $100 par value; 614
         shares outstanding in 2001 and 2000             61,400          61,400
   Common Stock
       18,816,168 and 18,846,541 shares
       outstanding in 2001 and 2000,
       respectively                                  42,049,428      42,574,584
   Other capital                                        298,083         298,083
   Deferred compensation                               (904,238)       (836,005)
   Other accumulated comprehensive income             8,003,945      10,298,820
   Retained earnings                                125,284,658     122,634,533
                                                  -------------   -------------
 Total stockholders' equity                         175,128,876     175,367,015
                                                  -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 303,678,436   $ 259,522,281
                                                  =============   =============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                           June 30                              June 30
                                                   2001              2000               2001               2000
                                                   ----              ----               ----               ----
Operating revenues                            $ 31,724,387       $ 28,867,848       $ 62,809,945       $ 56,810,155

Operating expenses                              30,205,795         24,404,125         59,915,008         47,305,854

Restructuring charge                                  --                 --            1,942,076               --
                                              ------------       ------------       ------------       ------------

         Operating income                        1,518,592          4,463,723            952,861          9,504,301

Other income (expenses):
         Equity in income of
           unconsolidated companies, net         1,620,561          2,032,406          2,561,558          3,002,985
         Interest, dividend income
           and gain on sale
           of investments                        4,025,292          2,585,716          7,153,347          5,890,503
         Other expenses,
           principally interest                   (858,157)          (864,280)        (2,094,243)        (1,405,175)
                                              ------------       ------------       ------------       ------------

    Total other income (expenses)                4,787,696          3,753,842          7,620,662          7,488,313
                                              ------------       ------------       ------------       ------------

         Income before income taxes              6,306,288          8,217,565          8,573,523         16,992,614

Income taxes                                     2,545,476          3,348,901          3,456,962          6,822,943
                                              ------------       ------------       ------------       ------------

         Net income                              3,760,812          4,868,664          5,116,561         10,169,671

Dividends on preferred stock                         6,236              6,386             12,472             12,772
                                              ------------       ------------       ------------       ------------

Earnings for common stock                        3,754,576          4,862,278          5,104,089         10,156,899
                                              ============       ============       ============       ============

Basic earnings per common share               $       0.20       $       0.26       $       0.27       $       0.54
                                              ============       ============       ============       ============
Diluted earnings per common share             $       0.20       $       0.26       $       0.27       $       0.54
                                              ============       ============       ============       ============


Basic weighted average shares
  outstanding                                   18,848,149         18,839,766         18,852,698         18,813,244
                                              ============       ============       ============       ============

Diluted weighted average shares
  outstanding                                   18,889,365         18,972,302         18,895,277         18,940,631
                                              ============       ============       ============       ============



See accompanying notes to consolidated financial statements.

                             CT COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                               2001               2000
                                                               ----               ----
Cash flows from operating activities:
         Net income                                       $  5,116,561       $ 10,169,671
         Adjustments to reconcile net income to
         net cash provided by operating
         activities:
              Depreciation and amortization                 11,328,458          8,626,799
              Postretirement benefits                           77,488            (60,952)
              Gain on sales of investment
                  securities                                (6,200,984)        (5,490,856)
              Undistributed income of unconsolidated
                  companies                                 (2,561,558)        (2,986,630)
              Deferred income taxes and tax credits           (468,442)           (57,442)
              Changes in operating assets and
              Liabilities, net of effects of
              acquisitions:
                  Accounts receivable                       (2,616,432)         1,106,154
                  Materials & supplies                        (329,036)          (650,785)
                  Other assets                                (768,776)          (510,250)
                  Accounts payable                          (2,020,071)         6,551,938
                  Customer deposits and advance
                      billings                                (332,060)           338,202
                  Accrued liabilities                          142,958         (1,580,555)
                  Income taxes payable                       1,273,381          1,368,416
                                                          ------------       ------------
Net cash provided by operating activities                    2,641,487         16,823,710
                                                          ------------       ------------

Cash flows from investing activities:
         Capital expenditures, net                         (36,009,414)       (30,003,629)
         Purchase of investments in unconsolidated
              companies                                           --             (248,495)
         Purchase of other investments                            --             (475,000)
         Purchase of investment securities                  (1,272,925)        (5,921,694)
         Proceeds from sale of investment securities         6,924,974         11,107,756
         Partnership capital distribution                    1,986,426          1,990,426
         Purchase of wireless spectrum                      (2,397,840)              --
         Acquisitions, net of cash                         (19,325,309)          (794,454)
                                                          ------------       ------------
Net cash used in investing activities                      (50,094,088)       (24,345,090)
                                                          ------------       ------------

Cash flows from financing activities:
         Proceeds from new credit facility                  86,000,000               --
         Proceeds from new debt                                   --           13,000,000
         Repayment of debt                                 (39,000,000)              --
         Dividends paid                                     (2,466,463)        (2,461,352)
         Repurchase of Common Stock                         (1,053,050)            (6,447)
         Proceeds from Common Stock issuances                   67,292            380,836
                                                          ------------       ------------
Net cash provided by (used in) financing activities         43,547,779         10,913,037
                                                          ------------       ------------

Net (decrease) increase in cash and cash
         equivalents                                        (3,904,822)         3,391,657
Cash and cash equivalents - beginning of period              8,060,015          1,561,778
                                                          ------------       ------------
Cash and cash equivalents - end of period                 $  4,155,193       $  4,953,435
                                                          ============       ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                  Three Months Ended                   Six Months Ended
                                                        June 30                             June 30
                                             ------------------------------      ------------------------------

                                                 2001              2000              2001              2000
                                                 ----              ----              ----              ----
Net income                                   $ 3,760,812       $ 4,868,664       $ 5,116,561       $ 10,169,671

Other comprehensive income, net of tax:
   Unrealized holding
     gains (losses) on
     available-for-sale
     securities                                2,333,124        (6,094,000)        1,682,436         (5,135,483)
   Less reclassification
     adjustment for gains
     realized in net
     income                                   (2,335,067)       (1,533,400)       (3,977,311)        (3,521,835)
                                             -----------       -----------       -----------       ------------

Comprehensive income                         $ 3,758,869       $(2,758,736)      $ 2,821,686       $  1,512,353
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

7.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

                                              June 30, 2001  December 31, 2000
                                              -------------  -----------------
Equity Method:
     Palmetto MobileNet, L.P.                  $13,155,758      $12,472,551
     Wireless One of North Carolina, L.L.C.      8,768,501        8,874,129
     Other                                         107,693          110,140

Cost Method:
     ITC Holding Company                         2,215,534        2,215,534
     Maxcom Telecomunicaciones, S.A. de C.V.    14,638,477       14,638,477
                                               -----------      ----------
              TOTAL                            $38,885,963      $38,310,831
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

Balance at December 31, 2000                                   $        --
Early retirement and severance costs                               1,178,369
Lease termination costs                                              241,110
Raleigh transport costs                                              307,093
Other costs                                                          215,504
                                                               -------------
Restructuring charge incurred                                      1,942,076
Cash payments:
     Early retirement and severance costs                           (115,369)
     Raleigh transport costs                                        (307,093)
     Other costs                                                    (215,504)
                                                               -------------
Balance at June 30, 2001                                       $   1,304,110
                                                               =============


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

The Company has an interest rate swap transaction to fix $10.0 million of the outstanding revolving line of credit at a rate of 5.9% plus a spread, currently 0.5%. The fair value of the swap as of June 30, 2001 was ($219,914). The Company also has an additional line of credit for $5.0 million. As of June 30, 2001, the Company had no amounts outstanding under this credit line.

10.      PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS network on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,500 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. This transaction will be accounted for under the purchase method of accounting with the class of assets being acquired all non-current in nature. The cost of the transaction is estimated to be $25 million and is contingent on the final number of customers transferred. The Company paid $19.3 million on June 1, 2001. This amount is currently recorded in other assets pending final settlement of total purchase price, the completion of an asset valuation to determine fair value of assets acquired, and final determination of the number of customers acquired. All of these items are expected to be completed by the end of the 3rd quarter 2001.

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

12.      SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Company has defined and reports six segments as follows: the incumbent local exchange carrier ("ILEC") which provides local telephone service, the competitive local exchange carrier ("CLEC") which provides competitive local telephone services to customers outside the ILEC's operating area, the satellite local exchange carrier ("SLEC") which provides telecommunications services to new mixed-use developments outside the ILEC's operating area, long distance services ("LD"), the internet service provider ("ISP") which provides dial-up and high-speed internet access, web design, web hosting and other data related services and the digital wireless group ("DCS") which provides wireless phone services. Prior to January 2001 the results of the SLEC segment were included within the CLEC. Therefore, any comparison of current results with those of prior periods may require further adjustments(1). Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and six months ended June 30, 2001 and 2000, is as follows:


Three Months ended June 30, 2001     ILEC         CLEC        SLEC         LD          ISP            DCS      OTHER       TOTAL
                                 --------------------------------------------------------------------------------------------------
 External revenues               $20,232,280 $ 2,284,573   $ 346,317  $3,342,384 $ 2,240,568   $ 3,278,004  $      261 $ 31,724,387
 Intersegment revenues             1,793,068          --          --          --          --        18,915          --    1,811,983
 External expenses                10,403,229   4,100,784   1,159,320   1,619,107   2,469,706     2,628,864   2,027,049   24,408,059
 Intersegment expenses               134,412      65,854          --     808,202     731,263        23,238      49,014    1,811,983
 Operating EBITDA                  9,829,051  (1,816,211)   (813,003)  1,723,277    (229,138)      649,140  (2,026,788)   7,316,328
 Depreciation and amortization     4,178,111     445,385     204,632     296,134     567,372        21,157      84,945    5,797,736
 Segment operating proft/(loss)    5,650,940  (2,261,596) (1,017,635)  1,427,143    (796,510)      627,983  (2,111,733)   1,518,592
 Segment assets                  164,942,580  13,931,339   9,733,253   4,716,416  15,420,162   21,304,926   34,743,797  264,792,473

Three Months ended June 30, 2000     ILEC         CLEC         LD         ISP         DCS          OTHER      TOTAL
                                 -------------------------------------------------------------------------------------
 External revenues                20,390,780   1,429,098   3,458,020   1,692,445   1,785,005      112,500   28,867,848
 Intersegment revenues             1,386,835          --          --          --      14,749           --    1,401,584
 External expenses                10,428,784   3,238,342   1,978,716   1,805,211   2,201,059      167,498   19,819,610
 Intersegment expenses                93,932      28,927     715,688     542,477      20,560           --    1,401,584
 Operating EBITDA                  9,961,996  (1,809,244)  1,479,304    (112,766)   (416,054)     (54,998)   9,048,238
 Depreciation and amortization     3,679,856     265,012     263,027     357,690      13,634        5,296    4,584,515
 Segment operating proft/(loss)    6,282,140  (2,074,256)  1,216,277    (470,456)   (429,688)     (60,294)   4,463,723
 Segment assets                  138,895,998  11,745,442   5,729,010   8,332,406     796,774   75,178,334  240,677,964

Six Months ended June 30, 2001       ILEC        CLEC         SLEC         LD         ISP          DCS        OTHER        TOTAL
                                 --------------------------------------------------------------------------------------------------
 External revenues                41,243,799   3,973,008     626,971   6,684,791   4,553,993    5,727,122          261   62,809,945
 Intersegment revenues             3,443,897          --          --          --          --       39,189           --    3,483,086
 External expenses                21,952,105   8,741,143   2,274,652   3,411,012   4,613,741    5,861,371    3,674,600   50,528,624
 Intersegment expenses               215,305     128,647          --   1,609,310   1,415,424       58,017       56,383    3,483,086
 Operating EBITDA                 19,291,694  (4,768,135) (1,647,681)  3,273,779     (59,748)    (134,249)  (2,026,788)  12,281,321
 Depreciation and amortization     8,259,239     872,590     318,342     589,498   1,090,139       37,527      161,125   11,328,460
 Segment operating proft/(loss)   11,032,455  (5,640,725) (1,966,023)  2,684,281  (1,149,887)    (171,776)  (2,111,733)     952,861
 Segment assets                  164,942,580  13,931,339   9,733,253   4,716,416  15,420,162   21,304,926   34,743,797  264,792,473

Six Months ended June 30, 2000       ILEC        CLEC          LD         ISP         DCS         OTHER       TOTAL
                                 -------------------------------------------------------------------------------------
 External revenues                40,651,235   2,333,816   6,986,091   3,193,016   3,420,997      225,000   56,810,155
 Intersegment revenues             2,451,134          --          --          --      25,623           --    2,476,757
 External expenses                21,025,866   5,894,042   3,885,545   3,382,280   4,185,377      305,945   38,679,055
 Intersegment expenses               158,320      44,305   1,414,812     822,626      36,694           --    2,476,757
 Operating EBITDA                 19,625,369  (3,560,226)  3,100,546    (189,264)   (764,380)     (80,945)  18,131,100
 Depreciation and amortization     7,056,331     356,377     516,207     658,941      28,349       10,594    8,626,799
 Segment operating proft/(loss)   12,569,038  (3,916,603)  2,584,339    (848,205)   (792,729)     (91,539)   9,504,301
 Segment assets                  138,895,998  11,745,442   5,729,010   8,332,406     796,774   75,178,334  240,677,964

Reconciliation to Net Income Before Tax

                                  Three Months Ended        Three Months Ended
                                     June 30, 2001             June 30, 2000
                                     -------------             -------------

Segment operating profit             $   1,518,592             $   4,463,723
Total other income                       4,787,696                 3,753,842
                                     -------------             -------------
Income before income taxes           $   6,306,288             $   8,217,565
                                     =============             =============


                                   Six Months Ended          Six Months Ended
                                     June 30, 2001             June 30, 2000
                                     -------------             -------------

Segment operating profit             $     952,861             $   9,504,301
Total other income                       7,620,662                 7,488,313
                                     -------------             -------------
Income before income taxes           $   8,573,523             $  16,992,614
                                     =============             =============




(1) CLEC combined with SLEC for presentation consistent with 2000 format is as follows:


                                         Three Months ended   Six Months Ended
                                            June 30, 2001       June 30, 2001
                                            -------------       -------------

 External revenues                            2,630,890            4,599,979
 Intersegment revenues                               --                   --
 External expenses                            5,260,104           11,015,795
 Intersegment expenses                           65,854              128,647
 Operating EBITDA                            (2,629,214)          (6,415,816)
 Depreciation and amortization                  650,017            1,190,932
 Segment operating proft/(loss)              (3,279,231)          (7,606,748)
 Segment assets                              23,664,592           23,664,592

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






       November 13, 2001
-------------------------------
                           Date



(The above signatory has dual responsibility as duly authorized officer and principal accounting officer of the Registrant.)