Form 10-Q
period 2001-09-30
CT COMMUNICATIONS INC /NC
filed 2001-11-14
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

                             CT COMMUNICATIONS, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets--
         September 30, 2001 and December 31, 2000                           2

Consolidated Statements of Income--
         Three and Nine Months Ended September 30, 2001 and 2000            4

Consolidated Statements of Cash Flows--
         Nine Months Ended September 30, 2001 and 2000                      5

Consolidated Statements of Comprehensive Income (Loss)--
         Three and Nine Months Ended September 30, 2001 and 2000            6

Notes to Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                 18

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                   19

                     PART I. Item 1. FINANCIAL INFORMATION

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                September 30,      December 31,
                                                    2001              2000
                                                -------------     -------------
ASSETS
    Current assets:
      Cash and cash equivalents                 $   7,148,453     $   8,060,015
      Accounts receivable, net of
        allowance for doubtful
        accounts of $519,732 and $329,732          23,129,032        18,987,133
      Other accounts receivable                       459,322           197,046
      Materials and supplies                        4,268,743         3,476,188
      Income tax receivable                           140,976              --
      Deferred income taxes                           134,875           134,875
      Prepaid expenses and other assets               805,631         1,139,921
                                                -------------     -------------
    Total current assets                           36,087,032        31,995,178
                                                -------------     -------------

    Investment securities                          17,548,663        23,900,094
    Other investments                                 184,363           484,363
    Investments in unconsolidated companies        38,066,742        38,310,831

    Property and equipment:
      Land, buildings, and general equipment       54,502,478        49,007,911
      Central office equipment                    128,064,234       105,679,164
      Poles, wires, cables and conduit            117,982,286       106,279,321
      Construction in progress                     23,101,441        10,058,370
                                                -------------     -------------
                                                  323,650,439       271,024,766
    Less accumulated depreciation                (131,854,843)     (119,241,009)
                                                -------------     -------------

    Net property and equipment                    191,795,596       151,783,757

    Intangible and other assets, net               33,722,811        13,048,058

                                                -------------     -------------
TOTAL ASSETS                                    $ 317,405,207     $ 259,522,281
                                                =============     =============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, (Continued)
                                  (Unaudited)

                                                    September 30,  December 31,
                                                        2001            2000
                                                    -------------  ------------
LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
       Redeemable preferred stock                   $     12,500   $   $ 12,500
       Accounts payable                               10,935,575     11,232,108
       Short-term borrowings                                --        5,000,000
       Customer deposits and advance billings          2,196,991      2,294,164
       Accrued payroll                                 2,913,580      1,968,699
       Income taxes payable                                 --           87,202
       Accrued pension cost                            2,218,695      1,000,933
       Other accrued liabilities                       2,792,665      2,724,648
                                                    ------------   ------------
    Total current liabilities                         21,070,006     24,320,254
                                                    ------------   ------------
    Long-term debt                                    96,000,000     34,000,000
                                                    ------------   ------------

    Deferred credits and other liabilities:
       Deferred income taxes                          13,901,652     13,605,547
       Investment tax credits                            488,261        574,425
       Post-retirement benefits other than pension    10,710,398     10,612,354
       Other                                             472,116        942,686
                                                    ------------   ------------
    Total deferred credits and other liabilities:     25,572,427     25,735,012
                                                    ------------   ------------

    Redeemable Preferred Stock:
       4.8% series, $100 par value; 5,000
       shares authorized; 1,250 shares issued
       and outstanding in 2001 and 2000                  100,000        100,000
                                                    ------------   ------------
    Total liabilities                                142,742,433     84,155,266
                                                    ------------   ------------

    Stockholders' equity:
       Preferred stock not subject to
          mandatory redemption:
             5% series, $100 par value; 3,356
                shares outstanding in 2001 and 2000      335,600        335,600
             4.5% series, $100 par value; 614
                shares outstanding in 2001 and 2000       61,400         61,400
       Common Stock
          18,800,545 and 18,846,541 shares
          outstanding in 2001 and 2000,
          respectively                                41,834,823     42,574,584
       Other capital                                     298,083        298,083
       Unearned compensation                            (805,618)      (836,005)
       Other accumulated comprehensive income          6,086,557     10,298,820
       Retained earnings                             126,851,929    122,634,533
                                                    ------------   ------------
    Total stockholders' equity                       174,662,774    175,367,015
                                                    ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $317,405,207   $259,522,281
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                      2001            2000                2001            2000
                                                      ----            ----                ----            ----
Operating revenues                               $ 35,710,089    $ 28,640,072        $ 98,520,034    $ 85,450,227

Operating expenses                                 33,197,023      25,930,639          93,112,031      73,559,084

Restructuring expense                                    --              --             1,942,076            --

                                                 ------------    ------------        ------------    ------------
        Operating income                            2,513,066       2,709,433           3,465,927      11,891,143
                                                 ------------    ------------        ------------    ------------

Other income (expenses):
    Equity in income of                             1,167,205       1,557,920           3,728,763       4,560,905
      unconsolidated companies, net
    Interest, dividend income and gain
      on sale of investments                        2,344,300      42,329,635           9,497,647      48,220,138
    Other expenses, principally interest           (1,238,713)     (1,115,511)         (3,332,956)     (2,198,095)
                                                 ------------    ------------        ------------    ------------
        Total other income                          2,272,792      42,772,044           9,893,454      50,582,948
                                                 ------------    ------------        ------------    ------------

        Income before income taxes                  4,785,858      45,481,477          13,359,381      62,474,091

Income taxes                                        1,988,673      18,147,704           5,445,635      24,970,647
                                                 ------------    ------------        ------------    ------------

        Net income                                  2,797,185      27,333,773           7,913,746      37,503,444

Dividends on Preferred Stock                            6,236           6,386              18,708          19,158
                                                 ------------    ------------        ------------    ------------

Earnings for Common Stock                           2,790,949      27,327,387           7,895,038      37,484,286
                                                 ============    ============        ============    ============

Basic earnings per common share:
    Earnings per common share                          $ 0.15          $ 1.45              $ 0.42          $ 1.99
                                                 ============    ============        ============    ============

Diluted earnings per common share:
    Earnings per common share                          $ 0.15          $ 1.44              $ 0.42          $ 1.98
                                                 ============    ============        ============    ============

Basic weighted average shares outstanding          18,797,855      18,853,398          18,834,216      18,826,726
                                                 ============    ============        ============    ============

Diluted weighted average shares outstanding        18,845,088      18,942,032          18,875,177      18,942,034
                                                 ============    ============        ============    ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                        2001              2000
                                                                    ------------     ------------
Cash flows from operating activities:
    Net income                                                      $  7,913,746     $ 37,503,444
Adjustments to reconcile net income to
net cash provided by operating
activities:
    Depreciation and amortization                                     17,794,888       13,464,412
      Postretirement benefits                                             98,044          (75,422)
      Gain on sales of investment securities                          (8,380,173)      (8,206,690)
      Gain on sale of investment in unconsolidated
         companies                                                          --        (39,214,000)
      Undistributed income of unconsolidated
         companies                                                    (1,742,337)      (4,581,672)
      Deferred income taxes and tax credits                            2,648,836          (86,164)
      Changes in operating assets and
      Liabilities, net of effects of acquisitions:
         Accounts receivable                                          (4,554,175)       1,061,400
         Materials & supplies                                           (792,555)        (624,740)
         Other assets                                                   (434,597)        (269,341)
         Accounts payable                                               (296,533)       1,334,713
         Customer deposits and advance billings                          (97,173)         (80,080)
         Accrued liabilities                                           1,755,555         (685,028)
         Income taxes payable                                           (228,178)      14,797,654
                                                                    ------------     ------------
Net cash provided by operating activities                             13,685,348       14,338,486
                                                                    ------------     ------------

Cash flows from investing activities:
    Capital expenditures, net                                        (51,327,560)     (40,682,659)
    Purchase of investments in unconsolidated companies                     --         (6,352,956)
    Purchase of other investments                                           --           (475,000)
    Purchase of investment securities                                 (2,110,512)      (6,872,313)
    Proceeds from sale of investment in unconsolidated companies            --         39,214,000
    Proceeds from sale of investment securities                       10,490,958       14,415,815
    Capital distribution from unconsolidated companies                 1,986,426        3,976,852
    Purchase of wireless spectrum                                     (2,397,840)            --
    Acquisitions, net of cash                                        (23,310,434)        (794,454)
                                                                    ------------     ------------
Net cash (used in) provided by investing activities                  (66,668,962)       2,429,285
                                                                    ------------     ------------

Cash flows from financing activities:
    Proceeds from new credit facility                                 96,000,000             --
    Proceeds from new debt                                                  --         19,000,000
    Repayment of debt                                                (39,000,000)            --
    Dividends paid                                                    (3,665,972)      (3,688,349)
    Repurchase of Common Stock                                        (1,334,214)         (11,561)
    Proceeds from Common Stock issuances                                  72,238          545,611
                                                                    ------------     ------------
Net cash provided by financing activities                             52,072,052       15,845,701
                                                                    ------------     ------------

Net (decrease) increase in cash and cash equivalents                    (911,562)      32,613,472
Cash and cash equivalents - beginning of period                        8,060,015        1,561,778
                                                                    ------------     ------------
Cash and cash equivalents - end of period                           $  7,148,453     $ 34,175,250
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                            -----------------------------    -----------------------------

                                                 2001            2000             2001           2000
                                                 ----            ----             ----           ----

Net income                                  $ 2,797,185     $ 27,333,773     $ 7,913,746     $ 37,503,444

Other copmrehensive income, net of tax:
     Unrealized holding gains (losses)
        on available-for-sale securities       (519,656)     (19,183,349)      1,162,780      (24,318,832)

     Less reclassification adjustment
        for gains realized in net income     (1,397,732)      (1,741,936)     (5,375,043)      (5,263,771)

                                            -----------     ------------     -----------     ------------
Comprehensive income                        $   879,797     $  6,408,488     $ 3,701,483     $  7,920,841
                                            ===========     ============     ===========     ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the financial position as of September 30, 2001 and 2000, and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. These financial statements should be read with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and do not include all disclosures associated with annual financial statements.

2. In certain instances, amounts previously reported in the 2000 consolidated financial statements have been reclassified to conform with the 2001 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

4. All common stock share amounts have been adjusted to reflect a 2-for-1 stock dividend paid on April 5, 2000.

5. The following is a summary of common stock transactions during the nine months ended September 30, 2001.

                                                     Shares            Value
                                                     ------            -----

         Outstanding at December 31, 2000          18,846,541       $42,574,584
         Purchase of Common Stock                    (106,730)       (1,604,880)
         Issuance of Common Stock                      60,734           865,119
                                                   ----------       -----------
         Outstanding at September 30, 2001         18,800,545       $41,834,823
                                                   ===========      ===========

                                                      Basic            Diluted
                                                      -----            -------

         Weighted average shares outstanding
           for the nine months ended
           September 30, 2001                      18,834,216        18,875,177

         Weighted average shares outstanding
           for the nine months ended
           September 30, 2000                      18,826,726        18,942,034

         The Company began a stock repurchase program in April 2001 and intends to repurchase up to 1,000,000 shares of its outstanding common stock periodically through April 2002. As of September 30, 2001, 89,950 shares had been repurchased at a cost of approximately $1.3 million.

6.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at September 30, 2001 and December 31, 2000 were as follows:

                               September 30, 2001
                               ------------------

Securities           Amortized   Gross Unrealized   Gross Unrealized    Fair
Available-for-Sale      Cost       Holding Gains     Holding Losses     Value
------------------      ----       -------------     --------------     -----

Equity securities   $8,143,040     $11,112,024        $(1,706,401)   $17,548,663
                    ==========     ===========        ===========    ===========

                                December 31, 2000
                                -----------------

Securities           Amortized   Gross Unrealized   Gross Unrealized    Fair
Available-for-Sale      Cost       Holding Gains     Holding Losses     Value
------------------      ----       -------------     --------------     -----

Equity securities   $7,843,313     $16,827,470        $  (770,689)   $23,900,094
                    ==========     ===========        ===========    ===========

In the nine months ended September 30, 2001, the Company sold 345,000 shares of Illuminet Holdings, Inc. ("Illuminet") common stock. As of September 30, 2001, the Company owned over 298,000 shares of Illuminet common stock with a market value of approximately $11.4 million and over 800,000 shares of ITC-DeltaCom, Inc. ("ITC-DeltaCom") common stock with a market value of approximately $1.0 million.

7.       INVESTMENTS IN UNCONSOLIDATED COMPANIES


                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------

Equity Method:
    Palmetto MobileNet, L.P.                  $ 12,356,948        $ 12,472,551
    Wireless One of North Carolina, L.L.C.       8,744,992           8,874,129
    Other                                          110,791             110,140

Cost Method:
    ITC Holding Company                          2,215,534           2,215,534
    Maxcom Telecomunicaciones, S.A. de C.V.     14,638,477          14,638,477
                                              ------------        ------------
        TOTAL                                 $ 38,066,742        $ 38,310,831
                                              ============        ============

On September 14, 2001, the Company's wholly owned subsidiary, CT Wireless Cable, Inc. (CTWC), and Wireless One of North Carolina, L.L.C. (WONC), entered into a Limited Liability Company Interest Purchase Agreement with Wireless One, Inc. and Worldcom Broadband Solutions, Inc. pursuant to which WONC will purchase from Wireless One, Inc. its entire 50% interest in WONC. As a result of the purchase, CTWC will own more than 99% of the equity interest in WONC. The purchase is subject to FCC approval, and it is expected the transaction will close in the first quarter of 2002.

The total purchase price for Wireless One, Inc.'s interest in WONC is approximately $20.7 million, which is payable $3 million in cash at closing and an interest bearing promissory note of WONC for the remainder. The promissory note is payable over the ten year period following the closing, with a $7 million payment due in one year (which payment may be deferred for up to an additional two years) and the remainder payable in equal annual installments beginning after six years. In the event the $7 million payment is not made when due, either CTWC or Wireless One, Inc. may cause WONC to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC's channel rights.

8.       RESTRUCTURING LIABILITY

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of competitive local exchange carrier operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs, and other costs associated with the restructuring action. A summary of restructuring liability activity for the nine months ended September 30, 2001 is as follows:

Balance at December 31, 2000                                  $      --
Early retirement and severance costs                            1,178,369
Lease termination costs                                           241,110
Raleigh transport costs                                           307,093
Other costs                                                       215,504
                                                              -----------
Restructuring charge incurred                                   1,942,076
Cash payments:
     Early retirement and severance costs                        (115,369)
     Raleigh transport costs                                     (307,093)
     Other costs                                                 (215,504)
                                                              -----------
Balance at September 30, 2001                                 $ 1,304,110
                                                              ===========

9.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on September 30, 2001 was 4.896%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2001, $46.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures at December 31, 2014. All $50.0 million was outstanding as of September 30, 2001.

The Company has an interest rate swap transaction to fix $10.0 million of the outstanding revolving line of credit at a rate of 5.9% plus a spread, currently 0.5%. The fair value of the swap as of September 30, 2001 was ($622,603). The Company also has an additional line of credit for $10.0 million. As of September 30, 2001, the Company had no amounts outstanding under this credit line.

10.      PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS Network on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,100 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. This transaction has been accounted for under the purchase method of accounting. The total purchase price was $23.2 million. The Company paid $19.3 million in June 2001 and $3.9 million in September 2001. Allocation of the transaction is summarized below:

                  Property and equipment              $  4,635,875
                  Intangible and other assets           18,724,559
                  Liabilities                             (150,000)
                                                      ------------

                  Total purchase price                $ 23,210,434
                                                      ============

While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

11.      RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. We have identified the interest rate swap agreement as our only derivative instrument.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of SFAS No. 141 immediately.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill into earnings and instead requires companies to continually review these assets for impairment. The Company plans to adopt SFAS No. 142 effective January 1, 2002 in accordance with the standard.

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Financial Accounting Standards Board issued SFAS No. 143, "Accounting For Asset Retirement Obligations", which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.


12.  SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result of the reorganization of internal reporting, the Company has defined and reports six segments as follows: the incumbent local exchange carrier ("ILEC") which provides local telephone service, the competitive local exchange carrier ("CLEC") which provides competitive local telephone services to customers outside the ILEC's operating area, the satellite local exchange carrier ("SLEC") which provides telecommunications services to new mixed-use developments outside the ILEC's operating area, long distance services ("LD"), the internet service provider ("ISP") which provides dial-up and high-speed internet access, web design, web hosting and other data related services, and the digital wireless group ("DCS") which provides wireless phone services. Prior to January 2001, the results of the SLEC segment were included within the CLEC. Therefore, any comparison of current results with those of prior periods may require further adjustments(1). Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and nine months ended September 30, 2001 and 2000, is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2001
                                ILEC         CLEC        SLEC        LD           ISP          DCS       OTHER          TOTAL
                           -----------------------------------------------------------------------------------------------------
 External revenues         $ 20,758,566 $ 2,391,981 $   416,043 $ 3,704,263 $  2,533,842 $  5,900,429 $      4,965  $ 35,710,089
 Intersegment revenues        1,391,570          --          --         --            --       24,637           --     1,416,207
 External expenses           10,302,101   3,927,307   1,196,829   1,765,571    2,703,960    4,435,246    2,399,580    26,730,594
 Intersegment expenses          100,140      53,096      51,275     769,528      397,223       48,677       (3,732)    1,416,207
 Operating EBITDA            10,456,465  (1,535,326)   (780,786)  1,938,692     (170,118)   1,465,183   (2,394,615)    8,979,495
 Depreciation and
   amortization               4,284,670     544,909     204,632     299,991      580,237      297,028      254,962     6,466,429
 Segment operating
   proft/(loss)               6,171,795  (2,080,235)   (985,418)  1,638,701     (750,355)   1,168,155   (2,649,577)    2,513,066
 Segment assets             174,518,935  14,944,412  11,802,873   4,504,430   15,615,951   27,046,178   68,972,428   317,405,207

THREE MONTHS ENDED SEPTEMBER 30, 2000
                                ILEC         CLEC        LD         ISP           DCS         OTHER      TOTAL
                           ---------------------------------------------------------------------------------------
 External revenues           20,144,466     938,329   3,478,852   1,874,518    2,091,407      112,500   28,640,072
 Intersegment revenues        1,440,662          --          --          --       14,298           --    1,454,960
 External expenses           10,266,811   3,502,971   1,988,977   2,256,729    2,457,140      700,238   21,172,866
 Intersegment expenses           92,380      27,305     795,875     518,039       21,361           --    1,454,960
 Operating EBITDA             9,877,655  (2,564,642)  1,489,875    (382,211)    (365,733)    (587,738)   7,467,206
 Depreciation and
   amortization               3,758,344     322,093     303,773     354,636       13,632        5,295    4,757,773
 Segment operating
   proft/(loss)               6,119,311  (2,886,735)  1,186,102    (736,847)    (379,365)    (593,033)   2,709,433
 Segment assets             141,542,777  13,672,669   5,481,404   8,263,665      810,640  111,994,061  281,765,216

NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  ILEC         CLEC        SLEC        LD           ISP          DCS       OTHER        TOTAL
                           -----------------------------------------------------------------------------------------------------
 External revenues           62,002,366   6,364,989   1,043,014  10,389,054    7,087,835   11,627,551        5,225    98,520,034
 Intersegment revenues        4,835,467          --          --          --           --       63,826           --     4,899,293
 External expenses           32,593,123  12,329,536   3,471,481   5,176,583    7,317,701   10,296,617    6,074,178    77,259,219
 Intersegment expenses          315,445     181,743      51,275   2,378,838    1,812,647      106,694       52,651     4,899,293
 Operating EBITDA            29,409,243  (5,964,547) (2,428,467)  5,212,471     (229,866)   1,330,934   (6,068,953)   21,260,815
 Depreciation and
   amortization              12,543,909   1,417,499     522,974     889,489    1,670,376      334,555      416,086    17,794,888
 Segment operating
   proft/(loss)              16,865,334  (7,382,046) (2,951,441)  4,322,982   (1,900,242)     996,379   (6,485,039)    3,465,927
 Segment assets             174,518,935  14,944,412  11,802,873   4,504,430   15,615,951   27,046,178   68,972,428   317,405,207

NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  ILEC         CLEC        LD         ISP           DCS         OTHER      TOTAL
                           ---------------------------------------------------------------------------------------
 External revenues           60,795,700   3,272,145  10,464,943   5,067,534    5,512,405      337,500   85,450,227
 Intersegment revenues        3,891,796          --          --          --       39,921           --    3,931,717
 External expenses           31,292,678   9,397,013   5,874,522   5,639,009    6,642,517    1,328,773   60,174,512
 Intersegment expenses          250,700      71,610   2,210,687   1,340,665       58,055           --    3,931,717
 Operating EBITDA            29,503,022  (6,124,868)  4,590,421    (571,475)  (1,130,112)    (991,273)  25,275,715
 Depreciation and
   amortization              10,814,675     678,470     819,980   1,013,577       41,981       15,889   13,384,572
 Segment operating
   proft/(loss)              18,688,347  (6,803,338)  3,770,441  (1,585,052)  (1,172,093)  (1,007,162)  11,891,143
 Segment assets             141,542,777  13,672,669   5,481,404   8,263,665      810,640  111,994,061  281,765,216

Reconciliation to Net Income Before Tax

                                 Three Months Ended         Three Months Ended
                                 September 30, 2001         September 30, 2000
                                 ------------------         ------------------

Segment operating profit            $  2,513,066               $  2,709,433
Total other income                     2,272,792                 42,772,044
                                    ------------               ------------
Income before income taxes          $  4,785,858               $ 45,481,477
                                    ============               ============


                                 Nine Months Ended          Nine Months Ended
                                 September 30, 2001         September 30, 2000
                                 ------------------         ------------------

Segment operating profit            $  3,465,927               $ 11,891,143
Total other income                     9,893,454                 50,582,948
                                    ------------               ------------
Income before income taxes          $ 13,359,381               $ 62,474,091
                                    ============               ============

(1) CLEC combined with SLEC for presentation consistent with 2000 format is as follows:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     September 30, 2001     September 30, 2001
                                     ------------------     ------------------
 External revenues                        2,808,024             7,408,003
 Intersegment revenues                           --                    --
 External expenses                        5,124,136            15,801,017
 Intersegment expenses                      104,371               233,018
 Operating EBITDA                        (2,316,112)           (8,393,014)
 Depreciation and amortization              749,541             1,940,473
 Segment operating proft/(loss)          (3,065,653)          (10,333,487)
 Segment assets                          26,747,285            26,747,285

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended September 30, 2001 and September 30, 2000
------------------------------------------------------------

         Operating revenues increased $7.1 million or 24.7% to $35.7 million for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

         Excluding intersegment revenues, ILEC revenue was $20.8 million for the three months ended September 30, 2001, a $0.6 million or 3.0% increase over the three months ended September 30, 2000. Revenue growth is due to additional customers, increased custom call feature and pay per use revenue, as well as increased access revenue. At September 30, 2001, the total number of local access lines in the ILEC's three-county service area equaled approximately 123,000. The Company is currently a party to two interconnection agreements and one resale agreement that provide other CLEC's access to the Company's local telephone service market. Other CLEC's may request interconnection agreements in the future. Additional interconnection agreements would be expected to provide increased competition to the ILEC.

         CLEC revenue was $2.4 million for the three months ended September 30, 2001, a $1.5 million or 154.9% increase over the three months ended September 30, 2000. This increase was primarily caused by the addition of 9,909 access lines since September 30, 2000, bringing the total lines in service to 17,852. This increase reflects growth in facilities based services for the northern Charlotte, North Carolina market and the Greensboro, North Carolina region.

         On January 1, 2001, the Company began tracking results of its SLEC separately. Prior to January 1, 2001, the results were included within the CLEC operating segment. SLEC revenue for the three months ended September 30, 2001 was $0.4 million and was due primarily to the approximately 1,000 lines located at Concord Mills Mall in Concord, North Carolina. In total, 2,167 access lines were in service in 28 developments as of September 30, 2001. The SLEC unit has entered into preferred provider agreements with 43 residential and business developments and projects located primarily in Charlotte and Raleigh, North Carolina as of September 30, 2001. Revenues from these projects will continue to grow as access lines are placed in service, however the Company does not expect to receive significant revenues from these agreements until late 2001 at the earliest.

         LD revenue was $3.7 million for the three months ended September 30, 2001, a $0.2 million or 6.5% increase over the three months ended September 30, 2000. Although long distance lines increased 2.3% since September 30, 2000, decreases in price plans offered to customers have resulted in level revenues. The pricing of long distance price plans has decreased as the market demands new and more competitive offerings. The Company expects LD revenue to remain at present levels.

         ISP revenue was $2.5 million for the three months ended September 30, 2001, a $0.7 million or 35.2% increase over the same period last year. This increase was primarily caused by an increase in the number of web hosting, dedicated high speed, and digital subscriber line (DSL) customers, as well as the integration of WebServe, Inc. which was acquired by the Company in December 2000. While traditional dial-up customers have decreased by approximately 2,700 in the last 12 months, over 1,700 DSL subscribers and dedicated high speed customers have been added since September 30, 2000.

         DCS revenue was $5.9 million for the three months ended September 30, 2001, a $3.8 million or 182.1% increase over the three months ended September 30, 2000. This increase was attributable to the addition of approximately 17,500 subscribers since September 30, 2000, bringing the total number of subscribers to approximately 29,527. This increase includes approximately 13,100 subscribers added as a result of the partitioning of the predefined area of the Cingular Wireless digital network. See footnote 10 to unaudited financial statements for a further explanation of this partitioning.

         Operating expenses, exclusive of depreciation and amortization, increased $5.6 million or 26.2% to $26.7 million for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

         Excluding intersegment expenses, ILEC operating expenses were $10.3 million for the three months ended September 30, 2001, which were approximately equal to such expenses for the three months ended September 30, 2000.

         CLEC operating expenses were $3.9 million for the three months ended September 30, 2001, a $0.4 million or 12.1% increase over the three months ended September 30, 2000. The majority of the increase is a result of the expanding operations in the Charlotte and Greensboro, North Carolina markets and related transport and inter-connection costs. CLEC operating expenses have increased throughout 2001, although at a slower pace than during 2000, and are expected to continue increasing in the fourth quarter of 2001.

         SLEC expenses were $1.2 million for the three months ended September 30, 2001. These expenses are associated with the existing approximately 1,000 lines located at Concord Mills Mall, as well as the growth of the business unit due to work on new developer agreements discussed above.

         LD operating expenses were $1.8 million for the three months ended September 30, 2001, a $0.2 million or 11.2% decrease over the same period last year. This decrease was mainly due to a continuing decline in access expense due to lower rates on negotiated carrier termination contracts.

         ISP operating expenses were $2.7 million for the three months ended September 30, 2001, a $0.4 million or 19.8% increase over the same period last year. This increase was mainly due to the inclusion of $0.8 million of WebServe operating expenses for the three months ended September 30, 2001.

         DCS operating expenses were $4.4 million for the three months ended September 30, 2001, a $2.0 million or 80.5% increase over the three months ended September 30, 2000. This increase was mainly due to the increase in DCS subscribers and the costs associated with customer acquisition.

         Other operating unit expenses were $2.4 million for the three months ended September 30, 2001 compared to $0.7 million for the three months ended September 30, 2000. This increase reflects $2.2 million of expenses related to the continued development and launch of broadband wireless services in Fayetteville, North Carolina by the Company's WaveTel, LLC subsidiary. WaveTel provides broadband data and second-line voice service to its customers.

         Depreciation and amortization expense increased $1.7 million or 35.9% to $6.5 million for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. This increase reflects the significant increase in depreciable assets over the last 12 months.

         Other income (expenses) decreased $40.5 million for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. This decrease was primarily due to a $39.2 million pre-tax gain on sale of the Company's interest in BellSouth Carolinas PCS, L.P. included in the 2000 results. Exclusive of the BellSouth gain, other income (expenses) decreased $1.3 million due to $0.4 million lower income from the equity interest in Palmetto MobileNet, L.P., higher interest expense associated with debt of $96 million, and a $0.5 million decrease in gains on securities sales when compared with the three months ended September 30, 2000.

         Income taxes decreased $16.2 million or 89.0% to $2.0 million for the three months ended September 30, 2001 compared with the three months ended September 30, 2000 due primarily to the decrease in taxable income of $40.7 million.

         Net income decreased $24.5 million or 89.8% to $2.8 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 and September 30, 2000
-----------------------------------------------------------

         Operating revenues increased $13.1 million or 15.3% to $98.5 million for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000.

         Excluding intersegment revenues, ILEC revenue was $62.0 million for the nine months ended September 30, 2001, a 2.0% or $1.2 million increase over the nine months ended September 30, 2000. This increase was primarily caused by an increased number of customers and increased custom call feature and pay per use revenue, as well as increased access revenue. As of September 30, 2001, the total number of local access lines in the ILEC's three-county service area equaled approximately 123,000.

         CLEC revenue was $6.4 million for the nine months ended September 30, 2001, a $3.1 million or 94.5% increase over the nine months ended September 30, 2000. This increase is due to the additional CLEC lines placed in service as a result of the expansion of the Company's CLEC business in the Charlotte and Greensboro, North Carolina markets.

         SLEC revenue for the nine months ended September 30, 2001 was $1.0 million and was due primarily to the lines located at Concord Mills Mall in Concord, North Carolina. The SLEC unit has agreements in place with 43 residential and business developments located in Charlotte and Raleigh, North Carolina, 24 of which were entered into during the nine months ended September 30, 2001.

         LD revenue was $10.4 million for the nine months ended September 30, 2001, which is comparable to revenue for the nine months ended September 30, 2000. Despite an increase in long distance access lines and a corresponding increase in minutes, revenue has remained relatively flat due to the continued introduction of new, more competitive LD price plans. These plans have resulted in a decline in the average revenue per minute.

         ISP revenue was $7.1 million for the nine months ended September 30, 2001, a $2.0 million or 39.9% increase over the same period last year. This increase was primarily caused by an increase in the number of web hosting, dedicated high speed, and digital subscriber line (DSL) customers, as well as the integration of WebServe. DSL subscribers have increased by almost 1,700 from September 30, 2000 to September 30, 2001. Traditional dial-up customers have decreased as many make the transition to DSL or dedicated high-speed access lines.

         DCS revenue was $11.6 million for the nine months ended September 30, 2001, a $6.1 million or 110.9% increase over the nine months ended September 30, 2000. In the first nine months of 2001, the DCS unit added over 4,000 customers and acquired approximately 13,100 more as a result of the partitioning of the Company's predefined area of the Cingular Wireless digital network. See footnote 10 to the unaudited financial statements for a further explanation of this partitioning.

         Operating expenses, exclusive of depreciation and amortization, increased $17.1 million or 28.4% to $77.3 million for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. $1.9 million of this increase is attributable to a restructuring charge incurred in the first quarter of 2001. Exclusive of the restructuring charge, operating expenses increased $16.0 million or 27.0%.

         Excluding intersegment expenses, ILEC operating expenses were $32.6 million for the nine months ended September 30, 2001, a $1.3 million or 4.2% increase over the nine months ended September 30, 2000. This increase was mainly due to $1.2 million of restructuring costs incurred during 2001 associated with an early retirement plan offered to 22 employees in specific departments. Costs associated with rent and leases of work equipment and buildings as well as utilities increased during the nine months ended September 30, 2001. These increases were offset by decreases in interconnection expenses.

         CLEC operating expenses were $12.3 million for the nine months ended September 30, 2001, a $2.9 million or 31.2% increase over the nine months ended September 30, 2000. Approximately one-quarter of this increase, or $0.7 million, is attributable to a restructuring charge incurred during 2001 based on the decision to slow expansion of the CLEC into Raleigh. The remainder of the increase is a result of the expanding operations in the Charlotte and Greensboro, North Carolina markets.

         SLEC expenses were $3.5 million for the nine months ended September 30, 2001. These expenses are associated with both the operation of the 2,167 access lines in service, as well as the continued growth of the business unit due to work on new developer agreements discussed above.

         LD operating expenses were $5.2 million for the nine months ended September 30, 2001, a $0.7 million or 11.9% decrease over the same period last year. This decrease is attributable to the continued renegotiation of carrier termination contracts at lower, more favorable rates.

         ISP operating expenses were $7.3 million for the nine months ended September 30, 2001, a $1.7 million or 29.8% increase over the same period last year. This increase was mainly due to the inclusion of $2.1 million of WebServe operating expenses for the nine months ended September 30, 2001.

         DCS operating expenses were $10.3 million for the nine months ended September 30, 2001, a $3.7 million or 55.0% increase over the nine months ended September 30, 2000. This increase was mainly due to the increase in DCS subscribers and the costs associated with customer acquisition.

         Other operating unit expenses were $6.1 million for the nine months ended September 30, 2001 compared to $1.3 million for the nine months ended September 30, 2000. This increase reflects $4.7 million of expenses related to WaveTel's operations.

         Depreciation and amortization expense increased $4.4 million or 33.0% to $17.8 million for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. This increase reflects the significant increase in depreciable assets over the last 12 months.

         Other income (expenses) decreased $40.7 million for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. This was primarily due to the $39.2 million gain on sale of the Company's investment in the BellSouth PCS partnership in 2000. In addition, the Company recognized an increase in interest expense of $1.2 million associated with the increase in long-term debt since September 30, 2000, a decrease in equity in income of unconsolidated companies of $0.8 million due to lower Palmetto MobileNet cellular partnership earnings, offset by a $0.5 million increase in pre-tax gain that resulted from our sale of shares of Illuminet stock during the nine months ended September 30, 2001 as compared with our sale of shares of Illuminet and ITC-DeltaCom stock during the nine months ended September 30, 2000.

         Income taxes decreased $19.5 million or 78.2% to $5.4 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 due primarily to the decrease in taxable income of $49.1 million.

         Net income decreased $29.6 million or 78.9% to $7.9 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

         The liquidity of the Company increased during the nine-month period ended September 30, 2001. Current assets exceeded current liabilities by $15.0 million at September 30, 2001. In comparison, current assets exceeded current liabilities by $7.7 million at December 31, 2000.

         Current assets increased by $4.1 million when compared to December 31, 2000. This increase is primarily the result of an increase in accounts receivable of $4.1 million due to increases in volume and the initial billing for additional customers acquired with the DCS partitioning. Materials and supplies also increased $0.8 million due primarily to timing of wireless cell site construction.

         Current liabilities decreased by $3.3 million from December 31, 2000 to September 30, 2001. This decrease is primarily attributable to the repayment of short-term borrowings of $5.0 million and a $0.1 million decrease in taxes payable partially offset by increases in accrued pension of $1.2 million due to the early-retirement program obligations and accrued payroll of $0.9 million for incentive compensation.

         The Company's principal sources of liquidity were cash provided by operations of $13.7 million, proceeds from the sale of investment securities of $10.5 million, partnership capital distributions of $2.0 million, and proceeds from a new credit facility of $96.0 million.

         Uses of cash during the nine months ended September 30, 2001 included net capital expenditures of $51.3 million, purchases of investment securities of $2.1 million, a purchase of wireless spectrum of $2.4 million, DCS partitioning costs of $23.2 million, repayment of existing long-term debt of $39.0 million, payment of dividends of $3.7 million, and the repurchase of Common Stock of the Company of $1.3 million.

         At September 30, 2001, the fair market value of the Company's investment securities was $17.5 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on September 30, 2001 was 4.896%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2001, $46.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures at December 31, 2014. All $50.0 million was outstanding as of September 30, 2001. The Company also has an additional line of credit for $10.0 million. As of September 30, 2001, the Company had no amounts outstanding under this credit line.

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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Company's ability to respond effectively to the sweeping changes in industry conditions caused by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Company's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Company's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the Company's ability to effectively manage rapid changes in technology, and (5) the Company's ability to effectively respond to the actions of its competitors.

         In some cases, these forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project" or "potential" or the negative of these words or other comparable words. In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. All forward-looking statements should be viewed with caution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on September 30, 2001 was 4.896%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2001, $46.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures at December 31, 2014. All $50.0 million was outstanding as of September 30, 2001. The Company also has an additional line of credit for $10.0 million. As of September 30, 2001, the Company had no amounts outstanding under this credit line.

         The Company has an interest rate swap transaction to fix $10.0 million of the outstanding revolving line of credit at a rate of 5.9% plus a spread, currently 0.5%. The fair value of the swap as of September 30, 2001 was ($622,603). The interest rate swap will protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company's financial condition or operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities and Use of Proceeds

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                  Exhibit No.   Description of Exhibit
                  -----------   ----------------------

                      10 Amendment No. 1 to CT Communications, Inc. 2001 Employee Stock Purchase Plan

                      11        Computation of Earnings per Share


         (b) Reports on Form 8-K

                  On September 28, 2001, the Company filed a Current Report on Form 8-K announcing that on September 14, 2001, the Company's wholly owned subsidiary, CT Wireless Cable, Inc., and Wireless One of North Carolina, L.L.C. (WONC) entered into a Limited Liability Company Interest Purchase Agreement with Wireless One, Inc. and Worldcom Broadband Solutions, Inc. pursuant to which WONC will purchase the entire 50% interest of Wireless One, Inc. in WONC.

                  On September 12, 2001, the Company filed a Current Report on Form 8-K announcing that L. D. Coltrane III had resigned as the Chairman of the Board of Directors of CT Communications, Inc., that Michael R. Coltrane, President and Chief Executive Officer, was elected the Board's new Chairman, and that Raymond C. Groth was chosen to serve as a Board member.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CT COMMUNICATIONS, INC.

(Company)

/s/ Amy M. Justis
-----------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer





November 14, 2001
-----------------------------
Date


(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

                                  EXHIBIT INDEX

                  Exhibit No.   Description of Exhibit
                  -----------   ----------------------

                      10 Amendment No. 1 to CT Communications, Inc. 2001 Employee Stock Purchase Plan

                      11        Computation of Earnings per Share