Form 10-K/A
period 2000-12-31
CT COMMUNICATIONS INC /NC
filed 2001-12-19
CIK 23259

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          FORM 10-K/A AMENDMENT NO. 2

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM             TO

                        Commission File Number: 0-19179

                            CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                             56-1837282
----------------------------------------        -------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                          Number)

       68 CABARRUS AVENUE, EAST
        CONCORD, NORTH CAROLINA                              28025
----------------------------------------        -------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $261,887,976 (based on the December 3, 2001 closing price of the Common Stock of $15.75 per share). As of December 3, 2001, there were 18,752,570 shares of the Company's Common Stock outstanding.

                      Documents Incorporated by Reference

       Document of the Company                     Form 10-K Reference Location
-----------------------------------                ----------------------------
2001 Annual Meeting Proxy Statement                          Part III


===============================================================================

                                EXPLANATORY NOTE

         Part I, Item 1, Part II, Items 6, 7 and 8, and Part IV, Item 14, of CT Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended in their entirety as follows:


                                     PART I


ITEM 1.  BUSINESS

         Some of the statements contained in this form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual events to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called "forward-looking statements" can be identified by the use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. Those statements however only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business--Risk Factors" and throughout this Form 10-K.

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

         In 1998, we began to operate as a competitive local exchange carrier ("CLEC") in the northern Charlotte markets contiguous to our ILEC service area. Our CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro. In 2000, we expanded our geographical focus with the opening of a CLEC office in the Greensboro, North Carolina market. Our CLEC offers services substantially similar to those offered by our ILEC.

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

         The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 71% of our operating revenues in 2000. Despite anticipated growth of other products and services, as described below, we expect that Concord Telephone will continue to account for a significant portion of our revenue and earnings in 2001. Additional business, financial and competitive information about our operations is discussed below. For other information regarding our business segments, see the Note entitled "Segment Information" in the notes to consolidated financial statements included elsewhere in this report.

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

         Our access line growth rate has remained strong, with growth in the business market continuing to outpace that of the residential market. As a result of this strong growth in the business market, we expect the percentage of total access lines represented by business customers to continue to increase. The following table details access line growth over the past five years:


                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                     2000          1999          1998            1997           1996
                                                   -------       -------       -------          -------        ------
ACCESS LINES
    Residential.............................        91,159        87,857        83,612           79,398        75,915
    Business................................        31,339        29,078        25,535           23,175        20,632
                                                   -------       -------       -------          -------        ------
    Total ILEC..............................       122,498       116,935       109,147          102,573        96,547
                                                   =======       =======       =======          =======        ======

PERCENTAGE GROWTH
    Residential.............................           3.8%          5.1%          5.3%             4.6%          3.8%
    Business................................           7.8%         13.9%         10.2%            12.3%         11.5%
    Total ILEC..............................           4.8%          7.1%          6.4%             6.2%          5.4%

PERCENT OF TOTAL
    Residential.............................          74.4%         75.1%         76.6%            77.4%         78.6%
    Business................................          25.6%         24.9%         23.4%            22.6%         21.4%

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

         The Federal Communications Commission (FCC) governs our ILEC's rates for interstate access services. The Multi-Association Group Plan (MAG) proceeding is pending with the FCC and could materially change both the manner in which our ILEC imposes interstate access charges and the level of those charges. This plan would lower interstate access rates charged to interexchange carriers, while increasing the subscriber line charge to end users, and create new flat rate per line explicit charges on interexchange carriers. We believe this plan will not materially impact earnings if adopted in its present format, but that may change before the plan is adopted. This plan is similar to The Coalition for Affordable Local and Long Distance Service (i.e., CALLS), adopted for larger price cap ILEC's, but it was proposed to address smaller rate-of-return carriers.

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

         Cable operators are also entering the local exchange market. Time Warner currently offers telephony services in its major markets and cable service in our core service area. Another major source of competition are the wireless service providers serving our traditional service area.

         On January 11, 2001, the merger between Time Warner and America Online, Inc. ("AOL"), the country's largest internet service provider, was consummated. The post-merger company could become a formidable competitor to our ILEC and may seek to provide consumers with a "one-stop" source for a broad array of telecommunications, information and Internet services. AOL/Time Warner have already stated that their proposed service offerings post-merger will include a communications platform that combines AOL's instant messaging service with local telephony over cable. According to AOL/Time Warner, the merger will accelerate the availability of broadband interactive services to consumers and drive further growth in electronic commerce. The merger may also spur further consolidation involving telecommunications, cable and information services providers.

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

         INTERNET AND DATA SERVICES

         In 1995, we began providing dial-up Internet access to residential and business customers. In May 1998, we acquired Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina. The Vnet acquisition added approximately 5,000 Internet accounts, including 400 business accounts. In September 1999, we added approximately 900 Internet accounts through the acquisition of Catawba Valley Internet Partnership, an Internet service provider based in Cherryville, North Carolina. In February 2000, we purchased substantially all of the business assets of Internet of Concord, including 1,845 dial-up and Web hosting accounts. On December 13, 2000 we purchased WebServe, Inc., a Charlotte, North Carolina based provider of Web design, hosting, and programming services that expands our Web related product line. At December 31, 2000, we had approximately 18,000 Internet customers.

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

         In October 1997, we entered into an operating agreement with Maxcom, under which we provided management expertise and strategic advice for the venture. The operating agreement was amended as of October 1, 1999 to accelerate the transition of management responsibilities from our employees to Maxcom employees. The operating agreement expired on December 31, 2000. We now primarily provide support and advisory services as requested by Maxcom. In addition to certain advisory fees, during the term of the operating agreement, we can earn an additional $450,000 each year plus options to acquire 250,000 shares of Maxcom Common Stock if certain operating and financial performance goals are met.

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

         Passive Investments. Our passive investments consist of equity interests in several private and public companies. We own 3.8% of ITC Holding Company, which participated in the formation of a number of successful telecommunications companies, including ITC-DeltaCom, Inc. (Nasdaq: "ITCD"), Powertel, Inc.(Nasdaq: "PTEL") and MindSpring Enterprise, Inc., subsequently acquired by EarthLink (Nasdaq: "ELNK").

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

         Federal Regulations. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls. The Telecommunications Act is intended to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Implementation of its legislative objectives is the task of the FCC, state public utilities commissions and a federal-state joint board. The Telecommunications Act makes all state and local barriers to competitive entry unlawful, whether they are direct or indirect. The Telecommunications Act directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations. Among the numerous pending FCC proceedings are its Implementation of the Local Competition Provisions of the Telecommunications Act of 1996 proceeding (CC Docket No.96-98), its Deployment of Wireline Services Offering Advanced Telecommunications Capability proceeding (CC Docket No. 98-147), and at least four proceedings relating to universal service and access charge reform (CC Docket Nos. 94-1, 96-45, 96-262, 99-249).

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

RISK FACTORS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the "Cautionary Note Regarding Forward-Looking Statements" section beginning on page 23.

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


                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA


         The following table sets forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2000, 1999 and 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                     YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
                                            2000              1999               1998             1997                  1996
                                        -------------     -------------     -------------     -------------        -------------

Income Statement Data
   Operating revenues ..............    $ 115,655,333     $ 105,591,594     $  91,725,394     $  78,483,514        $  67,054,006
   Operating expenses ..............      100,149,049        83,223,191        70,272,414        58,390,372           51,349,967
                                        -------------     -------------     -------------     -------------        -------------

     Operating income ..............       15,506,284        22,368,403        21,452,980        20,093,142           15,704,039
   Other income (expense)(1) .......       52,501,742        16,397,523           855,899         1,645,866            1,341,053
   Income taxes ....................      (27,228,578)      (15,697,657)       (8,926,469)       (7,898,159)          (6,583,671)
                                        -------------     -------------     -------------     -------------        -------------

Net income .........................       40,779,448        23,068,269        13,382,410        13,840,849           10,461,421
   Dividends on preferred stock.....           26,518            26,210            28,457            73,073               92,535
                                        -------------     -------------     -------------     -------------        -------------
Earnings for common stock ..........    $  40,752,930     $  23,042,059     $  13,353,953     $  13,767,776        $  10,368,886
                                        =============     =============     =============     =============        =============
Basic Per Share Data(2)
   Weighted average common
     shares outstanding ............       18,833,807        18,705,886        18,454,032        18,152,422           18,103,462
   Earnings ........................    $        2.16     $        1.23     $         .72     $         .76(1)     $         .58
Diluted Per Share Data(2)
   Weighted average common
     shares outstanding ............       18,930,980        18,857,726        18,553,008        18,222,878           18,156,770
   Earnings ........................    $        2.15     $        1.22     $         .72     $         .76(1)     $         .57
Dividends Per Share(2) .............    $         .26     $         .26     $         .24     $         .24        $         .23
Balance Sheet Data (end of
   period)
   Book value -- year end ..........    $        9.28     $        9.32     $        6.41     $        5.31        $        4.42
   Total assets ....................    $ 259,522,281     $ 257,695,210     $ 183,634,358     $ 147,339,429        $ 115,063,963
   Long-term debt (excluding
     current maturities) ...........    $  34,000,000     $  20,000,000     $  20,000,000     $  11,239,000        $   2,014,000
   Redeemable preferred stock
     (excluding current
     maturities) ...................    $     100,000     $     112,500     $     125,000     $     137,500        $     150,000

---------
(1) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312 (or $.12 per basic and diluted share), because of the discontinuance of SFAS No. 71.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and the selected financial data included elsewhere in this report.

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

         During 2000 we managed our internal financial reporting along certain business segments. We have identified those five that are reportable segments under generally accepted accounting principles. Selected data by business segment, excluding intersegment revenue and expense, was as follows for the years ended December 31, 2000, 1999 and 1998:


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                  2000              1999             1998
                                                                                ---------         ---------         --------
                                                                                               (IN THOUSANDS)

OPERATING REVENUES:
   ILEC ................................................................        $  82,353         $  76,653         $ 70,647
   CLEC ................................................................            4,447             2,613              493
   Long distance services ..............................................           13,832            14,291           13,391
   Internet and data services ..........................................            6,899             5,717            3,369
   Digital wireless services ...........................................            7,674             5,193            3,151
   Other ...............................................................              450             1,125              674
                                                                                ---------         ---------         --------
     Consolidated operating revenues ...................................        $ 115,655         $ 105,592         $ 91,725
                                                                                =========         =========         ========

Operating Expenses (excluding depreciation and amortization):
   ILEC ................................................................        $  42,209         $  41,931         $ 38,459
   CLEC ................................................................           14,047             4,870            2,063
   Long distance services ..............................................            7,896             8,619            9,101
   Internet and data services ..........................................            7,225             5,320            2,908
   Digital wireless services ...........................................            9,441             6,866            4,196
   Other ...............................................................              620               493              704
                                                                                ---------         ---------         --------
     Consolidated operating expenses (excluding depreciation and
         amortization) .................................................        $  81,438         $  68,099         $ 57,431
                                                                                =========         =========         ========

OPERATING EBITDA (1):
   ILEC ................................................................        $  40,144         $  34,722         $ 32,188
   CLEC ................................................................           (9,600)           (2,257)          (1,570)
   Long distance services ..............................................            5,936             5,672            4,289
   Internet and data services ..........................................             (326)              397              462
   Digital wireless services ...........................................           (1,767)           (1,674)          (1,045)
   Other ...............................................................             (170)              633              (30)
                                                                                ---------         ---------         --------
     Consolidated EBITDA ...............................................        $  34,217         $  37,493         $ 34,294
                                                                                =========         =========         ========

OPERATING INCOME:
   ILEC ................................................................        $  25,149         $  21,872         $ 20,657
   CLEC ................................................................          (10,750)           (2,498)          (1,626)
   Long distance services ..............................................            4,812             4,836            3,701
   Internet and data services ..........................................           (1,691)             (530)             (92)
   Digital wireless services ...........................................           (1,823)           (1,737)          (1,100)
   Other ...............................................................             (191)              425              (87)
                                                                                ---------         ---------         --------
     Consolidated operating income .....................................        $  15,506         $  22,368         $ 21,453
                                                                                =========         =========         ========

SUMMARY CONSOLIDATED CASH FLOW DATA:
     Net cash provided by operating activities .........................        $   4,704         $  18,092         $ 23,671
     Net cash used in investing activities .............................          (12,779)          (15,662)         (24,353)
     Net cash provided by (used in) financing activities ...............           14,574            (3,794)           3,606

---------
(1) Operating EBITDA represents earnings before interest, income taxes, depreciation and amortization and is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. Operating EBITDA is presented because management believes it provides financial results for the core operations of each business entity or segment and, as a result, excludes non-core activities such as investment income. Management believes that investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Operating EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, or for cash flow as a measure of liquidity. Operating EBITDA as calculated by us is not necessarily comparable to similarly captioned amounts of other companies.

RESULTS OF OPERATIONS

    Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had net cash provided by operating activities for the year ended December 31, 2000 of $4.7 million. Our primary use of cash during this period was for additions to our telephone plant of $54.1 million, purchases of investment securities of $8.2 million, acquisitions of $6.8 million, purchases of investments in unconsolidated companies of $6.7 million, and payment of dividends of $4.9 million.

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

         Other anticipated uses of cash in 2001 include additional investments in unconsolidated companies. We have elected to exercise our right to partition certain territories in the DCS Partnership, the resulting net cost is expected to be between $20.0 million and $24.0 million and is planned for the Spring of 2001. We expect to fund these costs through additional borrowings under our credit facility.

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

         We intend to enter into an agreement with CoBank to administer a $140 million credit facility comprised of a $50 million senior unsecured 14-year term loan and a $90 million 5-year revolving credit facility. We plan on closing on this agreement early in the second quarter of 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements (as amended), the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages F-1 through F-35 of this report. The selected quarterly financial data required by this Item is included in Note 16 of our consolidated financial statements (as amended).

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report

                  (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

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

                  (3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-36 through F-56 of this report.

                  (4) Exhibits: A complete listing of exhibits required is set forth in the Company's Annual Report on Form 10-K, filed on March 30, 2001.

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


                                    CT COMMUNICATIONS, INC.


                                    By:  /s/Amy M. Justis
                                       ----------------------------------------
                                         Amy M. Justis
                                         Vice President of Finance and
                                         Chief Accounting Officer

                                    Date:  December 18, 2001

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Consolidated Financial Statements Index

                        December 31, 2000, 1999 and 1998


(1)      Consolidated Financial Statements

         The following financial statements, together with independent auditors' report thereon, are included:


         -        Independent Auditors' Report                                                              F - 2

         -        Consolidated balance sheets as of December 31, 2000 and 1999                         F - 3 and F - 4

         -        Consolidated statements of income for the years ended
                  December 31, 2000, 1999, and 1998                                                         F - 5

         -        Consolidated statements of comprehensive income for the years
                  ended December 31, 2000, 1999 and 1998                                                     F-6

         -        Consolidated statements of stockholders' equity for the years ended
                  December 31, 2000, 1999, and 1998                                                    F - 7 and F - 8

         -        Consolidated statements of cash flows for the years ended
                  December 31, 2000, 1999, and 1998                                                         F - 9

         -        Notes to consolidated financial statements for the years ended
                  December 31, 2000, 1999, and 1998                                                   F - 10 to F - 34

(2)      Consolidated Financial Statement Schedule

         The following financial statement schedule is included:


         -        Schedule II - Valuation and Qualifying Accounts                                          F - 35

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /S/  KPMG  LLP


Charlotte, North Carolina
February 23, 2001

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                                                               2000                     1999
                                                                          -------------              -----------

                            ASSETS
Current assets:
    Cash and cash equivalents                                             $   8,060,015                1,561,778
    Accounts receivable, net of allowance for doubtful
       accounts of $239,732 in 2000 and $107,500 in 1999                     18,987,133               14,859,359
    Notes receivable                                                                 --                1,513,500
    Other accounts receivable                                                   197,046                2,260,038
    Materials and supplies                                                    3,476,188                2,551,724
    Deferred income taxes                                                       134,875                  154,669
    Prepaid expenses and other assets                                         1,139,921                1,097,875
                                                                          -------------              -----------

                Total current assets                                         31,995,178               23,998,943
                                                                          -------------              -----------

Investment securities                                                        23,900,094               81,950,045
Other investments                                                               484,363                    9,363
Investments in unconsolidated companies                                      38,310,831               31,683,635


Property and equipment:
       Land, buildings, and general equipment                                49,007,911               38,873,719
       Central office equipment                                             105,679,164               83,054,096
       Poles, wires, cables and conduit                                     106,279,321               95,335,716
       Construction in progress                                              10,058,370                2,426,293
                                                                          -------------              -----------
                                                                            271,024,766              219,689,824
       Less accumulated depreciation                                       (119,241,009)            (105,514,615)
                                                                          -------------              -----------

                Net property and equipment                                  151,783,757              114,175,209
                                                                          -------------              -----------


Intangible and other assets, net                                             13,048,058                5,878,015




                                                                          $ 259,522,281              257,695,210
                                                                          =============              ===========


See accompanying notes to consolidated financial statements.

                                                                              2000                      1999
                                                                          -------------              -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and redeemable
       preferred stock                                                    $      12,500                   12,500
    Accounts payable                                                         11,232,108                6,955,346
    Short-term borrowings                                                     5,000,000                       --
    Customer deposits and advance billings                                    2,294,164                2,094,334
    Accrued payroll                                                           1,968,699                2,450,067
    Income taxes payable                                                         87,202                1,019,221
    Accrued pension cost                                                      1,000,933                1,020,639
    Other accrued liabilities                                                 2,724,648                2,321,594
                                                                          -------------              -----------
                Total current liabilities                                    24,320,254               15,873,701
                                                                          -------------              -----------

Long-term debt                                                               34,000,000               20,000,000
                                                                          -------------              -----------

Deferred credits and other liabilities:
    Deferred income taxes                                                    13,605,547               34,507,475
    Investment tax credits                                                      574,425                  689,310
    Postretirement benefits other than pension                               10,612,354               10,551,111
    Other                                                                       942,686                  795,011
                                                                          -------------              -----------
                                                                             25,735,012               46,542,907
                                                                          -------------              -----------
Redeemable preferred stock, 4.8% series; authorized 5,000 shares;
    issued and outstanding 1,125 and 1,250
    shares in 2000 and 1999, respectively                                       100,000                  112,500
                                                                          -------------              -----------

                Total liabilities                                            84,155,266               82,529,108
                                                                          -------------              -----------


Stockholders' equity:
    Preferred stock not subject to mandatory redemption:
       5% series, $100 par value; 3,356 shares
          outstanding in 2000 and 1999                                          335,600                  335,600
       4.5% series, $100 par value; 614 shares
          outstanding in 2000 and 1999                                           61,400                   61,400
    Common stock,
       18,846,541 and 18,760,930 shares outstanding in
          2000 and 1999, respectively                                        42,574,584               40,705,827
    Other capital                                                               298,083                  298,083
    Unearned compensation                                                      (836,005)              (1,074,726)
    Other accumulated comprehensive income                                   10,298,820               48,059,889
    Retained earnings                                                       122,634,533               86,780,029
                                                                          -------------              -----------
                Total stockholders' equity                                  175,367,015              175,166,102
                                                                          -------------              -----------




                                                                          $ 259,522,281              257,695,210
                                                                          =============              ===========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                 Years ended December 31, 2000, 1999, and 1998


                                                                                2000                 1999                 1998
                                                                            -------------         ------------         -----------

Operating revenues
    Telephone                                                               $ 100,632,143           93,557,382          84,530,303
    Wireless and internet                                                      14,573,190           10,909,212           6,520,091
    Other                                                                         450,000            1,125,000             675,000
                                                                            -------------         ------------         -----------
          Total operating revenues                                            115,655,333          105,591,594          91,725,394

Operating expenses
    Operations and support (excluding depreciation and amortization)           62,113,449           51,681,103          41,848,084
    Selling, general, and administrative                                       13,954,994           11,853,074          12,398,959
    Cost of sales (excluding depreciation and amortization)                     5,369,906            4,564,751           3,184,810
    Depreciation and amortization                                              18,710,700           15,124,263          12,840,561
                                                                            -------------         ------------         -----------

          Total operating expenses                                            100,149,049           83,223,191          70,272,414
                                                                            -------------         ------------         -----------

          Operating income                                                     15,506,284           22,368,403          21,452,980
                                                                            -------------         ------------         -----------

Other income (expenses):
    Equity in income of unconsolidated companies, net                           5,423,408            1,149,234             431,088
    Interest, dividend income and gain on sale
       of investments                                                          51,668,402           17,823,337           1,916,446
    Other expenses, principally interest                                       (4,590,068)          (2,575,048)         (1,491,635)
                                                                            -------------         ------------         -----------
          Total other income                                                   52,501,742           16,397,523             855,899
                                                                            -------------         ------------         -----------

          Income before income taxes                                           68,008,026           38,765,926          22,308,879

Income taxes                                                                   27,228,578           15,697,657           8,926,469
                                                                            -------------         ------------         -----------

          Net income                                                           40,779,448           23,068,269          13,382,410

Dividends on preferred stock                                                       25,518               26,210              28,457
                                                                            -------------         ------------         -----------

Earnings for common stock                                                   $  40,753,930           23,042,059          13,353,953
                                                                            =============         ============         ===========

Basic earnings per common share,
    Earnings per common share                                               $        2.16                 1.23                0.72
                                                                            =============         ============         ===========

Diluted earnings per common share,
    Earnings per common share                                               $        2.15                 1.22                0.72
                                                                            =============         ============         ===========

Basic weighted average shares outstanding                                      18,833,807           18,705,886          18,454,032
                                                                            =============         ============         ===========

Diluted weighted average shares outstanding                                    18,930,980           18,851,850          18,553,008
                                                                            =============         ============         ===========


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998


                                                              2000                    1999                    1998
                                                          ------------             -----------             -----------

Net income                                                $ 40,779,448              23,068,269              13,382,410

Other comprehensive income:
    Unrealized holding gains (losses) on
       available-for-sale securities                       (30,464,737)             45,097,588               7,645,533

    Less reclassification adjustment for gains
       realized in net income                               (7,296,332)            (10,138,447)               (714,228)
                                                          ------------             -----------             -----------

Comprehensive income                                      $  3,018,379              58,027,410              20,313,715
                                                          ============             ===========             ===========


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                                                     5% SERIES     4.5% SERIES
                                                     PREFERRED      PREFERRED       COMMON          OTHER
                                                       STOCK          STOCK         STOCK          CAPITAL
                                                     ---------     -----------    -----------      -------

Balances at December 31, 1997                        $ 363,100       121,800       31,162,056      298,083
Net income                                                  --            --               --           --
Issuance of 219,818 shares of common stock                  --            --        6,559,335           --
Issuance of 111,114 shares for
     exercise of stock options                              --            --          425,619           --
Repurchases of shares:
     191 shares of 5% preferred                        (19,100)           --            3,079           --
     590 shares of 4.5% preferred                           --       (59,000)          27,824           --
     9,570 shares of common                                 --            --         (308,275)          --
Dividends declared:
     5% preferred                                           --            --               --           --
     4.8% preferred                                         --            --               --           --
     4.5% preferred                                         --            --               --           --
     Common stock                                           --            --               --           --
Other comprehensive income                                  --            --               --           --
Restricted stock compensation, net of
     $385,316 earned during the year                        --            --               --           --
                                                     ---------      --------      -----------      -------
Balances at December 31, 1998                          344,000        62,800       37,869,638      298,083
                                                     ---------      --------      -----------      -------

Net income                                                  --            --               --           --
Issuance of 55,185 shares of common stock                   --            --        2,157,170           --
Issuance of 25,228 for exercise of stock options            --            --          411,888           --
Repurchases of shares:
     84 shares of 5% preferred                          (8,400)           --            2,772           --
     14 shares of 4.5% preferred                            --        (1,400)             560           --
     717 shares of common                                   --            --          (40,308)          --
Dividends declared:
     5% preferred                                           --            --               --           --
     4.8% preferred                                         --            --               --           --
     4.5% preferred                                         --            --               --           --
     Common stock                                           --            --               --           --
Tax benefit from exercise of stock
     options                                                --            --          304,107           --
Other comprehensive income                                  --            --               --           --
Restricted stock compensation, net of
     $607,247 earned during the year                        --            --               --           --
                                                     ---------      --------      -----------      -------

Balances at December 31, 1999                        $ 335,600        61,400       40,705,827      298,083
                                                     ---------      --------      -----------      -------


                     OTHER                            TOTAL
    UNEARNED     COMPREHENSIVE      RETAINED       STOCKHOLDERS'
  COMPENSATION       INCOME         EARNINGS         EQUITY
  ------------   -------------    -----------      -------------
     (817,903)      6,169,443      59,671,874        96,968,453
           --              --      13,382,410        13,382,410
           --              --              --         6,559,335
           --              --              --           425,619
           --              --              --           (16,021)
           --              --              --           (31,176)
           --              --              --          (308,275)
           --              --         (19,398)          (19,398)
           --              --          (5,382)           (5,382)
           --              --          (3,677)           (3,677)
           --              --      (4,420,570)       (4,420,570)
           --       6,931,305              --         6,931,305
      120,565              --              --           120,565
   ----------      ----------     -----------      ------------
     (697,338)     13,100,748      68,605,257       119,583,188
   ----------      ----------     -----------      ------------
           --              --      23,068,269        23,068,269
           --              --              --         2,157,170
           --              --              --           411,888
           --              --              --            (5,628)
           --              --              --              (840)
           --              --              --           (40,308)
           --              --         (16,843)          (16,843)
           --              --          (6,575)           (6,575)
           --              --          (2,792)           (2,792)
           --              --      (4,867,287)       (4,867,287)
           --              --              --           304,107
           --      34,959,141              --        34,959,141
     (377,388)             --              --          (377,388)
   ----------      ----------     -----------      ------------
   (1,074,726)     48,059,889      86,780,029       175,166,102
   ----------      ----------     -----------      ------------


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                                                     5% SERIES   4.5% SERIES
                                                     PREFERRED    PREFERRED      COMMON          OTHER
                                                       STOCK        STOCK        STOCK          CAPITAL
                                                     ---------   -----------   -----------      -------

Net income                                                 --         --              --           --
Issuance of 63,490 shares of common stock                  --         --       1,576,013           --
Issuance of 45,998 for exercise of stock options           --         --         491,980           --
Repurchases of shares:
     23,877 shares of common                               --         --        (527,802)          --
Dividends declared:
     5% preferred                                          --         --              --           --
     4.8% preferred                                        --         --              --           --
     4.5% preferred                                        --         --              --           --
     Common stock                                          --         --              --           --
Tax benefit from exercise of stock
     options                                               --         --         328,566           --
Other comprehensive income (loss)                          --         --              --           --
Restricted stock compensation, net of
     $1,247,670 earned during the year                     --         --              --           --
                                                     --------     ------     -----------      -------

Balances at December 31, 2000                        $335,600     61,400      42,574,584      298,083
                                                     ========     ======     ===========      =======


                     OTHER                            TOTAL
    UNEARNED     COMPREHENSIVE      RETAINED       STOCKHOLDERS'
  COMPENSATION       INCOME         EARNINGS         EQUITY
  ------------   -------------    -----------      -------------
        --               --        40,779,448        40,779,448
        --               --                --         1,576,013
        --               --                --           491,980
        --               --                --          (527,802)
        --               --           (16,780)          (16,780)
        --               --            (5,975)           (5,975)
        --               --            (2,763)           (2,763)
        --               --        (4,899,426)       (4,899,426)
        --               --                --           328,566
        --      (37,761,069)               --       (37,761,069)
   238,721               --                --           238,721
  --------      -----------      ------------      ------------
  (836,005)      10,298,820       122,634,533       175,367,015
  ========      ===========      ============      ============


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999, and 1998


                                                                             2000              1999               1998
                                                                         ------------       ------------       ------------

Cash flows from operating activities:
    Net income                                                           $ 40,779,448       $ 23,068,269       $ 13,382,410
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                                       18,710,700         15,124,263         12,840,561
       Postretirement benefits                                                 61,243              1,907            523,076
       Gain on sale of investment securities                              (11,364,204)       (15,806,746)        (1,113,546)
       Gain on sale of investment in unconsolidated company               (39,214,000)                --                 --
       Undistributed income of unconsolidated companies                    (5,423,408)        (1,149,234)          (431,088)
       Deferred income taxes and tax credits                                  115,244          1,446,326          4,138,338
       Changes in operating assets and liabilities, net of effects of acquisitions in 2000 and 1999:
             Accounts and notes receivable                                   (256,262)        (3,715,640)        (4,306,651)
             Materials and supplies                                          (924,464)          (219,767)           364,475
             Other current assets                                            (920,567)           313,167           (402,502)
             Accounts payable                                               3,865,444         (1,642,045)        (1,519,073)
             Customer deposits and advance billings                           199,830            201,828             83,531
             Accrued liabilities                                             (321,981)          (148,487)           703,974
             Income taxes payable                                            (603,453)           618,485           (592,014)
                                                                         ------------       ------------       ------------
                Net cash provided by operating activities                   4,703,570         18,092,326         23,671,491
                                                                         ------------       ------------       ------------

Cash flows from investing activities:
    Capital expenditures, net                                             (54,089,521)       (27,584,002)       (24,789,296)
    Purchases of investments in unconsolidated companies                   (6,682,448)        (5,331,115)        (4,375,949)
    Purchases of investment securities                                     (8,664,541)       (11,883,346)          (100,919)
    Proceeds from sale of investment in unconsolidated companies           39,214,000                 --                 --
    Proceeds from sale of investment securities                            19,238,469         25,949,049          1,806,648
    Partnership capital distribution                                        4,970,065          3,442,882          3,609,252
    Notes receivable collections, net                                              --                 --           (503,000)
    Acquisitions, net of cash                                              (6,765,425)          (255,000)                --
                                                                         ------------       ------------       ------------
                Net cash used in investing activities                     (12,779,401)       (15,661,532)       (24,353,264)
                                                                         ------------       ------------       ------------

Cash flows from financing activities:
    Repayment of long-term debt                                                    --                 --        (21,281,889)
    Proceeds from new debt                                                         --                 --         29,422,889
    Proceeds from short-term revolving credit facility                      5,000,000                 --                 --
    Net proceeds from credit facility                                      14,000,000                 --                 --
    Redemption of preferred stock                                             (12,500)           (12,500)           (12,500)
    Dividends paid                                                         (4,924,944)        (4,893,497)        (4,449,027)
    Repurchases of common and preferred stock                                 (34,100)           (46,776)          (385,863)
    Proceeds from common stock issuances                                      545,612          1,159,189            312,731
                                                                         ------------       ------------       ------------
                Net cash provided by (used in) financing activities        14,574,068         (3,793,584)         3,606,341
                                                                         ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                        6,498,237         (1,362,790)         2,924,568

Cash and cash equivalents - beginning of year                               1,561,778          2,924,568                 --
                                                                         ------------       ------------       ------------
Cash and cash equivalents - end of year                                  $  8,060,015          1,561,778          2,924,568
                                                                         ============       ============       ============
Supplemental cash flow information:
    Cash paid for income taxes                                           $ 28,253,130       $ 13,545,442       $  4,827,202
    Cash paid for interest                                               $  1,981,391       $  1,100,899       $  1,093,473


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

                  These consolidated financial statements include the accounts of CT Communications, Inc. (the Company), a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company ("CTC"), CTC Long Distance Services, Inc. ("CTC LDS"), CT Cellular, Inc., Carolina Personal Communications, Inc. (dba "CTC Wireless, Inc."), CT Wireless Cable, Inc., CTC Exchange Services, Inc., CT Global Telecommunications, Inc. ("CTGT"), CT Communications Northeast Trust, CT Communications Northeast, Inc., CT Communications Northeast Wireless Trust and CTC Internet Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  CT Communications, Inc. and subsidiaries operate entirely in the communications industry. Concord Telephone, the Company's principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTC LDS. CT Cellular owns and accounts for investments in a limited partnership which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless accounts for the retail operations and services provided in relation to personal communications services, a new wireless telecommunications system which includes voice, data interface and paging. CT wireless Cable accounts for an investment in Wireless One of North Carolina, LLC, which participates in the wireless cable television market in North Carolina. CTC Exchange Services provides competitive local telephone service in North Carolina. CTGT was formed to build telecommunications networks outside of the United States. CT Communications Northeast Trust and CT Communications Northeast, Inc. hold the Company's investment securities and investments in unconsolidated companies. CTC Internet Services, Inc. provides internet services to customers in North Carolina.

         (B)      RECLASSIFICATIONS

                  In certain instances, amounts previously reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

         (C)      PROPERTY AND EQUIPMENT

                  Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits.

                  Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments are charged to telephone plant accounts. Within

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                  Concord Telephone Company, the original cost of depreciable property retired is removed from telephone plant accounts and charged to accumulated depreciation, which is credited with the salvage less removal cost. Under this method, no gain or loss is calculated on ordinary retirements of depreciable property. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss included in the results of operations.

                  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:


                           Buildings and equipment                     3 to 30 years
                           Central office equipment                    7 to 10 years
                           Poles, wires, cables and conduit            10 to 30 years

         (D)      INVESTMENT SECURITIES

                  Investment securities at December 31, 2000 and 1999 consist of state, county and municipal debt securities, and corporate equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


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

                  At December 31, 2000 and 1999, all securities are classified as available-for-sale securities.

         (E)      INVESTMENTS IN UNCONSOLIDATED COMPANIES

                  The Company has interests in several partnerships and corporations that operate in the communications industry. Investments in unconsolidated companies over which the Company has the ability to exercise significant influence are accounted for by the equity method.

         (F)      MATERIALS AND SUPPLIES

                  Materials and supplies are determined principally at the lower of average cost or market. Cost of sales are charged at average cost.

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

         (H)      REVENUE RECOGNITION

                  Revenues are recognized when services are provided regardless of the period in which they are billed. Revenues from sales of telephone equipment are recognized upon delivery to the customer for direct-sale leases while revenues from sales-type leases are recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                  The cost of wireless handsets exceeds the sales price. Costs in excess of revenues for handset sales are recognized upon delivery of equipment to the customer. Revenues are deferred and the related cost of sales equal to revenues are capitalized and amortized over the average life of customer service contracts.

                  Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer.

         (I)      INTANGIBLES

                  Intangibles consist primarily of goodwill representing the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is amortized using the straight line method over 10 to 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Amortization expense for the years ended December 31, 2000, 1999 and 1998 amounted to $809,823, $679,340 and $432,359, respectively. Accumulated amortization at December 31, 2000 and 1999 was $1,901,491 and $1,091,668, respectively.

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

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         (M)      STOCK OPTION PLANS

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000 to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123.

         (O)      RECENT ACCOUNTING PRONOUNCEMENTS

                  During 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which sets forth guidelines for accounting and disclosures related to revenue recognition. Adoption of SAB No. 101 had no material impact on the Company's financial statements.

(2)      NOTES RECEIVABLE

         At December 31, 1999, the Company had notes receivable of $1,513,500 due from US Telecom Holdings, Inc. ("USTH") with interest at 9.75%. The notes and interest were collected in 2000.

(3)      INVESTMENT SECURITIES

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at December 31, 2000 and 1999, were as follows:


                                                                  Gross               Gross
                                                               Unrealized          Unrealized
                                         Amortized               Holding             Holding                 Fair
                                            Cost                  Gains               Losses                 Value
                                         ----------            ----------          ----------             ----------

         At December 31, 2000
         Available-for-sale:
         Equity securities               $7,843,313            16,827,470            (770,689)            23,900,094
                                         ==========            ==========            ========             ==========

         At December 31, 1999
         Available-for-sale:
         Equity securities               $7,019,143            75,152,748            (221,846)            81,950,045
                                         ==========            ==========            ========             ==========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         In 2000, 1999, and 1998 proceeds from the sale of investment securities available for sale were $19,238,469, $25,949,049, and $1,806,648 and included in income were gross realized gains of $12,164,249, $16,189,174, and $1,274,437 and gross realized losses of
         $800,045, $382,428, and $160,981, respectively.

(4)      INVESTMENTS IN UNCONSOLIDATED COMPANIES

         Investments in unconsolidated companies consist of the following:


                                                     2000
                                                   OWNERSHIP
                                                   PERCENTAGE                2000                   1999
                                                   ----------             -----------            ----------

Equity Method:
   Palmetto MobileNet, L.P.                          19.84%                12,472,551            11,678,889
   Wireless One of North
     Carolina, LLC                                   49.64%                 8,874,129             8,613,074
   BellSouth Carolinas PCS, LP                          --                         --                    --
   Other                                            Various                   110,140                41,016

Cost Method:
   ITC Holding Company                                3.80%                 2,215,534             2,724,129
   Maxcom Telecomunicaciones,
     S.A. de C.V                                     16.20%                14,638,477             8,610,277
   Other                                            Various                        --                16,250
                                                                          -----------            ----------
                                                                          $38,310,831            31,683,635
                                                                          ===========            ==========

         Palmetto MobileNet, L.P. is a partnership that holds interests in 10 cellular rural service areas (RSA's) in North and South Carolina. The Company's investment in Palmetto MobileNet is accounted for within its CT Cellular, Inc. subsidiary. Alltel Mobile is the managing partner of the 10 RSA's. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet's operating and financial activities through the Company's ownership interest in the corporate general partner of Palmetto MobileNet.

         The purpose of Wireless One of North Carolina, LLC is to develop and deploy broadband wireless services in North Carolina. The Company uses the equity method to account for its investment because the Company exercises significant influence over the operating and financial activities of Wireless One of North Carolina, LLC.

         BellSouth Carolinas PCS, L.P. is in the business of providing digital personal communications services that competes with cellular phone service. During 2000, the Company sold its interest in this partnership and recognized a gain of $39,214,000 before income taxes. Also during 2000, the Company elected to exercise its right to partition its predefined area of BellSouth Carolinas PCS, L.P. This partitioning is planned during 2001 with an estimated cost of $20-$25 million.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         ITC Holding Company has participated in the formation of several telecommunications companies. During 2000, ITC Holding reorganized and as a result we received 1,600,000 shares of Knology, Inc. Under the reorganization agreement we have agreed not to sell or transfer the shares for two years. During 1997 ITC Holding restructured and as a result the Company received shares in ITC-DeltaCom. The investment in ITC-DeltaCom is included in available-for-sale equity securities in note 3.

         Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom", formerly known as Amaritel, S.A. de C.V.) is creating a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. The Company's investment in Maxcom is through its subsidiary, CTGT. During 2000, the Company contributed an additional $6,028,200 in connection with a Capital Contribution Agreement between Maxcom and its shareholders.

         Included in the Company's share of earnings from unconsolidated companies accounted for under the equity method for 2000 were total losses of $340,319 and total income of $5,763,727. 100% of the income was attributable to Palmetto MobileNet, L.P.

         Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 2000 is as follows: current assets
         - $13,462,575; property and other non-current assets - $106,369,147; current liabilities - $1,550,782; partners' capital - $113,782,560. Summarized audited combined results of operations for this entity for the year ended December 31, 2000, is as follows: revenues - $30,255,306; operating income - $29,999,952 and net income - $30,737,566.

         Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 1999 is as follows: current assets
         - $20,217,143; property and other non-current assets - $95,014,152; current liabilities - $1,335,296; partners' capital - $108,071,296. Summarized audited combined results of operations for this entity for the year ended December 31, 1999, is as follows: revenues - $27,644,685; operating income - $27,435,124 and net income - $27,629,373.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(5)      ACQUISITIONS

         On December 13, 2000, the Company acquired WebServe, Inc. (WebServe) a regional web services company based in Charlotte, North Carolina for $5,971,000. This transaction was structured as a stock purchase and WebServe will operate as part of the Company's subsidiary, CTC Internet Services, Inc. Pursuant to the purchase, the Company has acquired all of the outstanding shares of WebServe. This transaction was accounted for under the purchase method of accounting and the total purchase has been allocated to assets and liabilities assumed as follows:


         Accounts receivable                                   $   258,000
         Prepaid expenses                                          13,000
         Property, plant and equipment                             37,000
         Goodwill                                               5,969,000
         Other intangibles                                         17,000
         Accounts payable                                        (319,000)
         Other liabilities                                         (4,000)
                                                               -----------

         Total purchase price                                  $ 5,971,000
                                                               ===========

         The purchase agreement includes contingent purchase payments of up to $5,000,000, based on 2001 performance levels. Goodwill from the acquisition is being amortized over 10 years.

         In February 2000, the Company acquired Internet of Concord, an internet provider based in Concord, NC for $795,000. Goodwill from the acquisition is being amortized over 10 years. The total purchase price has been allocated to assets acquired as follows:


         Accounts receivable                      $  33,000
         Property, plant and equipment              223,000
         Goodwill                                   631,000
         Accounts payable                           (92,000)
                                                  ---------
                                                  $ 795,000
                                                  =========

         On September 30, 1999, the Company acquired Catawba Valley Internet Services, an internet provider based in Cherryville, NC for $255,000. The total purchase price has been allocated to assets acquired as follows:


         Property, plant and equipment                                                    $ 25,000
         Goodwill                                                                          230,000
                                                                                          --------
                                                                                          $255,000
                                                                                          ========

         Results of operations for the acquired entities have been included from the date of acquisition. Pro forma results for these entities are not material to the consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of the company's financial instruments:

                  Cash and cash equivalents, accounts receivable, notes receivable, other assets, accounts payable and accrued expenses - the carrying amount approximates fair value because of the short maturity of these instruments.

                  Investment Securities - debt and equity securities are carried at quoted market value.

                  Debt Instruments - the fair value of the Company's long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

         Based on the methods and assumptions noted above, the estimated fair values of the Company's financial instruments approximate carrying amounts at December 31, 2000 and 1999 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.

(7)      DEBT INSTRUMENTS

         Long-term debt at December 31 consists of the following:

                                                                                   2000                1999
                                                                                -----------         ----------

             Line of credit with interest at LIBOR plus .5% (7.31% at
                December 31, 2000) due December 31, 2003                        $34,000,000         20,000,000
                                                                                ===========         ==========

         The Company has an available line of credit totaling $60,000,000, of which $34,000,000 was outstanding at December 31, 2000. The Company is in compliance with all debt covenants or has obtained a waiver as of December 31, 2000.

         The Company has an interest rate swap agreement with a financial institution to hedge $10,000,000 of the outstanding credit line. Under the agreement, the Company pays interest on the $10,000,000 at a fixed rate of 5.9% plus an applicable spread (.5% at December 31, 2000), in return for receiving interest at LIBOR plus .5%. The fair value of this agreement at December 31, 2000 is ($42,983).

         In addition, the Company has two $5.0 million revolving credit facilities with Rural Telephone Finance Corporation (RTFC) and First Charter National Bank. As of December 31, 2000, we had $5 million outstanding under the First Charter facility and no amounts outstanding under the RTFC facility. The First Charter facility bears interest at LIBOR plus 1.25% (7.87% at December 31, 2000).

         Interest expense recognized in 2000, 1999, and 1998 was $2,157,360, $1,404,359, and $1,228,381. During 2000, interest capitalized into construction in progress was $85,044.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(8)      REDEEMABLE PREFERRED STOCK

         The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends. Sinking fund requirements in the next five years are $12,500 annually.

         There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 2000, other than the annual sinking fund requirement of $12,500.

(9)      COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

         There are 100,000,000 shares of voting common stock, no par value, authorized.

         On April 5, 2000 the Company effected a two-for-one stock dividend to stockholders of record at March 15, 2000. All share amounts have been retroactively restated for all years presented.

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

         The Company has a stockholders' rights plan that entitles each stockholder the right to purchase additional shares of common stock at a specified price upon the occurrence of certain events related to a potential change in control.

         Cash dividends per share of common stock are as follows: $.26 in 2000, $.26 in 1999; and $.24 in 1998.

         Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized.

(10)     STOCK COMPENSATION PLANS

         At December 31, 2000, the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                                                                          2000               1999
                                                                       -----------        ----------

             Net income                             As Reported        $40,753,930        23,042,059
                                                    Pro forma          $39,940,808        22,808,536

             Basic earnings per common
                 share                              As Reported        $      2.16              1.23
                                                    Pro forma          $      2.12              1.22

             Diluted earnings per common
                 share                              As Reported        $      2.15              1.22
                                                    Pro Forma          $      2.11              1.21

         The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 90,000 shares of common stock were reserved for issuance under the Plan. At December 31, 2000, all shares reserved for issuance have been granted. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 2000, is as follows:


                                                                             WEIGHTED
                                                                              AVERAGE
                                                          NUMBER             EXERCISE
                                                        OF OPTIONS            PRICE
                                                        ----------           --------

        Options outstanding and exercisable at
            December 31, 1997                              41,792             $   7
               Options granted                                 --                --
               Options exercised                          (16,936)                6
                                                          -------             -----

        Options outstanding and exercisable at
            December 31, 1998                              24,856                 7
               Options granted                                 --                --
               Options exercised                          (17,656)                7
                                                          -------             -----

        Options outstanding and exercisable at
           December 31, 1999,                               7,200                 7
               Options granted                                 --                --
               Options exercised                            7,200                 7
                                                          -------             -----

        Options outstanding and exercisable at
           December 31, 2000                                   --             $  --
                                                          =======             =====

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         The Company has a comprehensive Stock option plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. Under the Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2000, the number of common stock reserved for issuance but ungranted was 480 shares. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.

         Activity under the Plan for each of the years in the three-year period ended December 31, 2000 is as follows:


                                                                              WEIGHTED
                                                                               AVERAGE
                                                           NUMBER             EXERCISE
                                                         OF OPTIONS            PRICE
                                                         ----------           --------

        Options outstanding and exercisable at
             December 31, 1997                             172,312             $   9
             Options granted                                    --                 9
             Options exercised                              (5,312)                9
             Options forfeited                             (10,616)                9
                                                           -------             -----

        Options outstanding and exercisable at
             December 31, 1998                             156,384                 9
             Options granted                                    --                --
             Options exercised                             (30,128)                9
             Options forfeited                              (7,984)                9
                                                           -------             -----

        Options outstanding and exercisable at
             December 31, 1999                             118,272             $   9
                                                           -------             -----
             Options granted                                    --                --
             Options exercised                             (27,632)                9
             Options forfeited                              (1,768)                9
                                                           -------             -----

        Options outstanding and exercisable at
             December 31, 2000                              88,872             $   9
                                                           =======             =====

         As of December 31, 2000 and 1999, the 88,872 and 118,272 options outstanding have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 5.0 and 6.5 years, respectively.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         The Company has a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight line basis over the restricted period, generally 1 to 10 years. In 2000, 1999 and 1998, respectively, the Company granted 41,039, 48,436 and 16,168 shares to participants with a weighted-average fair value of $25, $20 and $17. Deferred compensation at December 31, 2000 and 1999, respectively was $836,005 and $1,074,726, which is disclosed net of accumulated amortization of $1,247,670 and $607,247, in the consolidated statements of stockholders' equity.

         In 1996, a Director Compensation Plan (the Plan) was approved to provide each member of the Board of Directors the right to receive the Director's compensation in shares of common stock or cash, at the Director's discretion. An aggregate of 90,000 shares have been reserved for issuance under the Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. The initial grant date is the first day that is six months and one day following the Directors election. All subsequent compensation shall be converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2000, 1999 and 1998, the Company granted 6,810, 9,056 and 5,216 shares, respectively, with an average fair market value of $27, $19 and $17, respectively.

         During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the Plan) was approved. Under the Plan, 800,000 shares of common stock have been reserved for issuance. The Plan provides for awards of stock, stock options and stock appreciation rights. At December 31, 2000, the number of shares of common stock reserved for issuance but ungranted was 428,997 shares. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         Activity under the Plan for the year ended December 31, 2000 is as follows:


                                                                                WEIGHTED
                                                                                 AVERAGE
                                                            NUMBER              EXERCISE
                                                          OF OPTIONS             PRICE
                                                          ----------            --------

         Options outstanding and exercisable at
            December 31, 1997                                    --             $    --
            Options granted                                  64,464                  17
            Options exercised                                    --                  --
            Options forfeited                                    --                  --
                                                           --------             -------

         Options outstanding and exercisable at
            December 31, 1998                                64,464                  17
            Options granted                                 108,646                  20
            Options exercised                                (2,672)                  9
            Options forfeited                                (9,504)                 18
                                                           --------             -------

         Options outstanding and exercisable at
            December 31, 1999                               160,934                  19
            Options granted                                 220,703                  29
            Options exercised                               (11,066)                 18
            Options forfeited                               (13,306)                 27
                                                           --------             -------

         Options outstanding and exercisable at
            December 31, 2000                               357,265             $    24
                                                           ========             =======


         As of December 31, 2000 and 1999, the 357,265 and 160,934 options outstanding have exercise prices of between $9 and $31 and a weighted-average remaining contractual life of 8.6 and 9.2 years, respectively.

         The per share fair value of stock options granted in 2000, 1999, and 1998 was $12, $16, and $13 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 and 1998 - dividend yield of 1.5%; expected volatility of 20%; risk-free interest rate of 6%, and expected lives of 10 years; 2000 - dividend yield of 2.0%; expected volatility of 40%; risk-free interest rate of 7%, and expected lives of 6 years.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(11)     EMPLOYEE STOCK PURCHASE PLAN

         The Company approved the Employee Stock Purchase Plan in 1997 (the
         Plan) which authorized 96,000 shares of common stock to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. Under the Plan, 2,294 and 39,002 shares were issued at a purchase price of $25 and $22 per share in 2000 and 1999, respectively.

(12)     EMPLOYEE BENEFIT PLANS

         (A)      PENSION PLAN AND SAVINGS PLAN

                  The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 2000 or 1999. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

                  The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 2000 and 1999.


                                                              DECEMBER 31,             DECEMBER 31,
                                                                 2000                     1999
                                                              ------------             ------------

CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at end of prior plan year              $(30,445,246)            $(30,046,553)
    Service cost                                                (1,154,426)                (983,130)
    Interest cost                                               (2,298,923)              (2,130,187)
    Actuarial gain/(loss)                                       (1,040,006)               1,194,249
    Actual distributions                                         1,672,629                1,520,375
                                                              ------------             ------------
    BENEFIT OBLIGATION AT END OF YEAR                         $(33,265,972)            $(30,445,246)
                                                              ============             ============

CHANGE IN PLAN ASSETS
    Plan assets at fair value at beginning of year            $ 41,784,077             $ 42,428,520
    Actual return on plan assets                                 2,378,668                  875,932
    Actual distributions                                        (1,672,629)              (1,520,375)
                                                              ------------             ------------
    PLAN ASSETS AT FAIR VALUE AT END OF YEAR                  $ 42,490,116             $ 41,784,077
                                                              ============             ============

(ACCRUED)/PREPAID PENSION COST
    Funded status                                             $  9,224,144             $ 11,338,831
    Unrecognized net actuarial gain                             (9,645,469)             (11,739,787)
    Unrecognized prior service cost                                (27,993)                 (31,492)
    Unrecognized transition asset                                 (132,125)                (198,191)
                                                              ------------             ------------
    NET AMOUNT RECOGNIZED                                     $   (581,443)            $   (630,639)
                                                              ============             ============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                  The Company also has an unqualified Supplemental Executive Retirement Plan. Accrued costs related to this plan were $419,490 and $390,000 at December 31, 2000 and 1999, respectively.

                  Net pension cost for 2000, 1999, and 1998 included the following:


                                                            2000                    1999                   1998
                                                         -----------             ----------             ----------

        Service cost, benefits earned during
         the period                                      $ 1,154,426                983,130                776,031
        Interest cost on projected benefit
         obligation                                        2,298,923              2,130,187              1,961,462
        Expected return on plan assets                    (3,073,583)            (3,116,292)            (3,539,124)
        Net amortization and deferral                       (428,967)              (497,819)               (37,895)
                                                         -----------             ----------             ----------

        Net periodic pension credit                      $   (49,201)              (500,794)              (839,526)
                                                         ===========             ==========             ==========

                  The weighted average discount rate of 7.5% in 2000, 1999 and 1998 and the rate of increase in future compensation levels of 5% in 2000, 1999 and 1998 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 2000, 1999 and 1998.

         (B)      EMPLOYEE SAVINGS PLAN

                  The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company's match of a portion of the employee's contribution totaled $516,452, $336,208 and $256,960 in 2000, 1999, and 1998, respectively.

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

                 Years ended December 31, 2000, 1999, and 1998


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

                  The following table presents the plan's accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheets at December 31, 2000 and 1999:


                                                                     DECEMBER 31,             DECEMBER 31,
                                                                         2000                    1999
                                                                     ------------             -----------

        CHANGE IN BENEFIT OBLIGATION
            Benefit obligation at end of prior plan year               (8,772,120)             (9,288,899)
            Service cost                                                 (154,217)               (180,650)
            Interest cost                                                (671,537)               (617,603)
            Amendments                                                         --                 455,422
            Actuarial gain/(loss)                                        (309,097)                843,840
            Other                                                         134,342                  15,770
                                                                     ------------             -----------
            BENEFIT OBLIGATION AT END OF YEAR                        $ (9,772,629)             (8,772,120)
                                                                     ============             ===========

        (ACCRUED)/PREPAID POSTRETIREMENT COST
            Funded status                                              (9,772,629)             (8,772,120)
            Unrecognized net actuarial gain                            (1,887,326)             (2,935,543)
            Unrecognized prior service cost                            (2,011,385)             (2,514,231)
            Unrecognized transition obligation                          3,058,986               3,670,783
                                                                     ------------             -----------
            NET AMOUNT RECOGNIZED                                    $(10,612,354)            (10,551,111)
                                                                     ============             ===========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


                  Net periodic postretirement benefit cost for 2000, 1999 and 1998 includes the following components:


                                                     2000                 1999                 1998
                                                  ---------             --------             --------

        Service cost                              $ 154,217              180,650              180,087
        Interest cost                               671,537              617,603              608,299
        Amortization of transition
          obligation over 15 years                  611,797              611,798              611,798
        Amortization of gain                       (126,924)            (112,358)            (101,181)
        Amortization of prior service
          cost                                     (502,846)            (502,847)            (502,847)
                                                  ---------             --------             --------

        Net periodic postretirement
          benefit cost                            $ 807,781              794,846              796,156
                                                  =========             ========             ========

         For measurement purposes, a 9.0% percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2000 and the rate was assumed to decrease annually to 5.5% by the year 2003 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000, to approximately $10,514,553 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 to approximately $969,576. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000, to approximately $8,024,261 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 to approximately $710,621.

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2000, 1999, and 1998.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(13)     INCOME TAXES

         Total income taxes for the years ended December 31, 2000, 1999, and 1998 were allocated as follows:


                                                                  2000                 1999                   1998
                                                               -----------          ----------              ---------

         Income from continuing operations                     $ 27,228,578         15,697,657              8,926,469
                                                               ============         ==========              =========

         Stockholders' equity, for unrealized
                  holding gain on debt and equity
                  securities recognized for
                  financial reporting purposes                 $(21,112,259)        19,459,133              3,605,700
                                                               ============         ==========              =========

         Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2000, 1999, and 1998, consists of:


                                                      2000                   1999                 1998
                                                  ------------           -----------           ---------

         Current:
         Federal                                  $ 21,696,356            11,360,031           3,896,673
         State                                       4,943,018             2,860,578           1,104,868
         Foreign                                       475,206               328,290                  --
                                                  ------------           -----------           ---------
                                                    27,114,580            14,548,899           5,001,541
                                                  ------------           -----------           ---------

         Deferred:
         Federal, net of investment tax
           credit amortization                         732,676             1,653,076           3,284,653
         State                                        (143,472)             (504,318)            640,275
         Foreign                                      (475,206)                   --                  --
                                                  ------------           -----------           ---------
                                                       113,998             1,148,758           3,924,928
                                                  ------------           -----------           ---------

               Total                              $ 27,228,578            15,697,657           8,926,469
                                                  ============           ===========           =========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:


                                                        2000                  1999                 1998
                                                    ------------           -----------           ----------

         Amount computed at statutory rate          $ 23,802,809            13,568,077            7,808,108
         State income taxes, net of federal
           income tax benefit                          2,233,351               880,998              974,343
         Increase in valuation allowance                 859,553               650,571              160,000
         Nontaxable interest income                      (17,071)               (2,823)              (2,166)
         Amortization of federal investment
           tax credit                                   (114,885)             (114,885)            (114,885)
         Goodwill                                        501,074               454,636                   --
         Other, net                                      (36,252)              261,083              101,069
                                                    ------------           -----------           ----------

         Income tax expense                         $ 27,228,578            15,697,657            8,926,469
                                                    ============           ===========           ==========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:


                                                                            2000                     1999
                                                                        ------------             -----------

         Deferred tax assets:
            Accrued postretirement and pension benefits                    4,505,018               4,633,699
            Accrued incentive                                                421,028                 461,652
            Intangibles                                                       59,067                  59,382
            State net operating loss carryforwards                         2,060,124               1,200,571
            Other accrued expenses and allowances                            134,875                 123,562
            Deferred revenue                                                 262,323                 415,130
            Foreign tax credit                                               475,206                      --
            Other/investments                                                767,244                   1,959
                                                                        ------------             -----------
            Total gross deferred tax assets                                8,684,885               6,895,955
                                                                        ------------             -----------

            Less valuation allowance                                      (2,060,124)             (1,200,571)
                                                                        ------------             -----------

            Net deferred tax assets                                        6,624,761               5,695,384
                                                                        ------------             -----------
         Deferred tax liabilities:
            Property and equipment, primarily related to
               depreciation differences                                   14,337,471              12,811,864
            Unrealized gain on securities                                  5,757,962              26,870,221
            Other                                                                 --                 366,105
                                                                        ------------             -----------
            Total gross deferred tax liabilities                          20,095,433              40,048,190
                                                                        ------------             -----------

            Net deferred tax liability                                  $ 13,470,672              34,352,806
                                                                        ============             ===========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


         The valuation allowance for deferred tax assets as of January 1, 2000 and 1999 was $2,060,124 and $1,200,571, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $859,553 and $646,571, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more like than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the period are reduced.

         At December 31, 2000, the Company has net operating loss carryforwards for state income tax purposes of approximately $31,965,000 which will expire in the years 2001-2015.

(14)     SEGMENT INFORMATION

         Effective December 31, 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has five reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (ILEC) which provides local telephone services, the competitive local exchange carrier (CLEC) which provides competitive local telephone services to customers outside the ILEC's operating area, the long distance company (LD), the internet and data services company (ISP) which provides dial-up and high-speed internet access, web design, hosting and other data related services, and the wireless company (DCS). Palmetto MobileNet, L.P. is a limited partnership with interests in wireless phone service in North and South Carolina. The Company has an equity interest in Palmetto MobileNet, L.P. through CT Cellular, Inc. Results for Palmetto MobileNet, L.P. are consolidated with CT Cellular, Inc. for presentation within the footnote (Palmetto). Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties. All segments provide services within North and South Carolina.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


DECEMBER 31, 2000                ILEC         CLEC         LD           ISP         DCS       PALMETTO       OTHER         TOTAL
-----------------            ------------   ---------  ----------   ---------    ---------   ----------    ---------    -----------
External revenues            $ 82,352,804   4,447,138  13,832,201   6,899,436    7,673,754   30,255,306      450,000    145,910,639
Intersegment revenues           5,399,829          --          --          --       60,370           --           --      5,460,199
Depreciation & amortization    14,994,870   1,150,320   1,123,599   1,365,215       55,615    3,308,518       21,081     22,019,218
Operating profit (loss)        25,149,019 (10,750,245)  4,812,255  (1,690,928)  (1,822,464)  29,999,952     (191,353)    45,506,236
Equity in income of
  unconsolidated companies             --          --          --          --           --           --     (340,319)      (340,319)
Segment assets                148,503,440  18,429,275   5,364,772   8,211,079    1,059,111  119,831,722   39,643,773    341,043,172
Investment in
  unconsolidated companies             --          --          --          --           --           --   25,838,280     25,838,280
Capital expenditures           35,635,113  14,830,214   1,504,087   1,386,013       15,442    6,047,020      718,652     60,136,541


DECEMBER 31, 1999                ILEC         CLEC         LD           ISP         DCS       PALMETTO       OTHER         TOTAL
-----------------            ------------   ---------  ----------   ---------    ---------   ----------    ---------    -----------
External revenues            $ 76,653,009   2,613,320  14,291,053   5,716,709    5,192,503   27,644,685    1,125,000    133,236,279
Intersegment revenues           3,930,503          --          --          --       46,139           --           --      3,976,642
Depreciation & amortization    12,850,014     240,887     835,554     926,913       63,022    3,241,000      207,873     18,365,263
Operating profit (loss)        21,871,878  (2,497,748)  4,836,605    (530,236)  (1,736,895)  27,435,124      424,799     49,803,527
Equity in income of
  unconsolidated companies     (2,431,299)         --          --          --           --           --   (1,278,910)    (3,710,209)
Segment assets                120,460,989   4,781,745   4,883,247   7,651,954      825,416  115,275,823   87,363,696    341,242,870
Investment in
  unconsolidated companies             --          --          --          --           --           --   20,004,746     20,004,746
Capital expenditures           22,338,130   3,271,801     434,400   1,144,353       82,166           --      313,152     27,584,002


DECEMBER 31, 1998                ILEC         CLEC         LD           ISP         DCS       PALMETTO       OTHER         TOTAL
-----------------            ------------   ---------  ----------   ---------    ---------   ----------    ---------    -----------
External revenues            $ 70,646,748     492,522  13,391,033   3,369,305    3,150,786   23,390,795      675,000    115,116,189
Intersegment revenues           5,017,641          --          --          --           --           --           --      5,017,641
Depreciation & amortization    11,530,611      55,082     588,888     553,765       55,196    3,241,000       57,019     16,081,561
Operating profit (loss)        20,657,610  (1,625,567)  3,700,801     (92,089)  (1,100,312)  23,147,601      (87,463)    44,600,581
Equity in income of
  unconsolidated companies     (2,895,492)         --          --          --           --           --   (1,797,542)    (4,693,034)
Segment assets                110,709,780     907,993   4,199,439   7,329,775      645,805  109,243,574   30,051,772    263,088,138
Investment in
  unconsolidated companies      1,896,667          --          --          --           --           --   17,630,798     19,527,465
Capital expenditures           21,248,732     693,211   1,977,488     852,368       11,910           --        5,587     24,789,296

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


Reconcilation to net income before tax:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------

         Segment operating profit                $  45,506,236             49,803,527        44,600,581
         Palmetto MobileNet, L.P.                  (29,999,952)           (27,435,124)      (23,147,601)
         Total other income                         52,501,742             16,397,523           855,899
                                                 -------------           ------------      ------------
         Net income before tax                   $  68,008,026             38,765,926        22,308,879
                                                 =============           ============      ============

Reconcilation to total revenues:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------

         Segment revenues                        $ 145,910,639            133,236,279       115,116,189
         Palmetto MobileNet, L.P.                  (30,225,306)           (27,644,685)      (23,390,795)
                                                 -------------           ------------      ------------
         Total revenues                          $ 115,685,333            105,591,594        91,725,394
                                                 =============           ============      ============

Reconcilation to total depreciation and amortization:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------

         Segment depreciation & amortization     $  22,019,218             18,365,263        16,081,561
         Palmetto MobileNet, L.P.                   (3,308,518)            (3,241,000)       (3,241,000)
                                                 -------------             ----------      ------------
         Total depreciation & amortization       $  18,710,700             15,124,263        12,840,561
                                                 =============             ==========        ==========

Reconcilation to total equity in income of unconsolidated companies:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------
         Segment equity in income of
           unconsolidated companies              $    (340,319)            (3,710,209)       (4,693,034)
         Equity in income of
           Palmetto MobileNet, L.P.                  5,763,727              4,859,443         5,124,122
                                                 -------------             ----------        ----------
         Total equity in income of
           unconsolidated companies              $   5,423,408              1,149,234           431,088
                                                 =============             ==========        ==========

Reconcilation to total investment in unconsolidated companies:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------
         Segment investment in
           unconsolidated companies              $  25,838,280             20,004,746        19,527,465
         Investment in
           Palmetto MobileNet, L.P.                 12,472,551             11,678,889        10,262,329
                                                 -------------             ----------        ----------
         Total investment in
           unconsolidated companies              $  38,310,831             31,683,635        29,789,794
                                                 =============             ==========        ==========

Reconcilation to total assets:


                                               DECEMBER 31, 2000       DECEMBER 31, 1999  DECEMBER 31, 1998
                                               -----------------       -----------------  -----------------

         Segment assets                          $ 341,043,172            341,242,870       263,088,138
         Investment in unconsolidated companies     38,310,831             31,683,635        29,789,794
         Palmetto MobileNet, L.P.                 (119,831,722)          (115,231,295)     (109,243,574)
                                                 -------------           ------------      ------------
         Total assets                            $ 259,522,281            257,695,210       183,634,358
                                                 =============            ===========       ===========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998


(15)     RECONCILIATION OF BASIC AND DILUTED WEIGHTED AVERAGE SHARES
         OUTSTANDING


             2000:
                Basic weighted average shares outstanding                                       18,833,807
                Effect of dilutive securities:
                    Stock options                                                                   97,173
                                                                                                ----------

                 Diluted weighted average shares outstanding                                    18,930,980
                                                                                                ==========

             1999:
                Basic weighted average shares outstanding                                       18,705,886
                Effect of dilutive securities:
                    Stock options                                                                  145,964
                                                                                                ----------

                 Diluted weighted average shares outstanding                                    18,851,850
                                                                                                ==========

             1998:
                Basic weighted average shares outstanding                                       18,454,032
                Effect of dilutive securities:
                    Stock options                                                                   98,976
                                                                                                ----------

                 Diluted weighted average shares outstanding                                    18,553,008
                                                                                                ==========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998



(16)     SUMMARY OF INCOME STATEMENT INFORMATION (UNAUDITED)

         A summary of quarterly income statement information for the years ended December 31, 2000 and 1999, follows:


                                                               2000 QUARTERS ENDED
                                     -----------------------------------------------------------------------
                                      MARCH 31             JUNE 30             SEPT. 30            DEC. 31
                                     -----------          ----------          ----------          ----------

Operating revenues                   $27,942,307          28,867,848          28,640,072          30,205,106
Income before other income
  (expenses) and income
  taxes                                5,040,578           4,463,723           3,246,939           2,755,044
Net income                             5,301,007           4,868,664          27,333,773           3,276,004
Basic earnings per common
  share                              $       .28                 .26                1.45                 .17
                                     ===========          ==========          ==========          ==========
Diluted earnings per common
  share                              $       .28                 .26                1.44                 .17
                                     ===========          ==========          ==========          ==========


                                                               1999 QUARTERS ENDED
                                     -----------------------------------------------------------------------
                                      MARCH 31             JUNE 30             SEPT. 30            DEC. 31
                                     -----------          ----------          ----------          ----------

Operating revenues                   $25,332,224          26,101,594          26,594,439          27,563,337
Income before other income
  (expenses) and income
  taxes                                5,239,392           5,643,778           5,851,158           5,634,075
Net income                             3,870,048           9,142,801           5,014,811           5,040,609
Basic earnings per common
  share                              $       .21                 .49                 .27                 .27
                                     ===========          ==========          ==========          ==========
Diluted earnings per common
  share                              $       .21                 .49                 .27                 .27
                                     ===========          ==========          ==========          ==========

                                                                    Schedule II


                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 Years Ended December 31, 2000, 1999, and 1998


                 COLUMN A                             COLUMN B            COLUMN C           COLUMN D           COLUMN E
------------------------------------------            ---------          ---------         -----------        ------------
                                                                                           DEDUCTIONS
                                                      BALANCE,           ADDITIONS             FROM             BALANCE,
                                                      BEGINNING            CHARGED           RESERVES          END OF YEAR
               DESCRIPTION                            OF YEAR            TO INCOME          (SEE NOTE)        (SEE NOTE B)
------------------------------------------            ---------          ---------         -----------        ------------

Valuation and qualifying accounts deducted from assets to which they apply:

Allowance for uncollectible accounts:

Year ended December 31, 2000                          $107,500            690,834            638,602            239,732
                                                      ========            =======            =======            =======

Year ended December 31, 1999                          $107,500            603,458            603,458            107,500
                                                      ========            =======            =======            =======

Year ended December 31, 1998                          $100,000            433,747            426,247            107,500
                                                      ========            =======            =======            =======


Note: Represents balances written-off as uncollectible less collections on balances previously written off of $188,399, $170,132 and $202,512 for 2000, 1999, and 1998, respectively. Balance at December 31, 2000 includes $80,000 assumed in the acquisition of WebServe accounted for as a purchase in 2000.

                            Palmetto MobileNet, L.P.
                       Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999 and 1998


                                    CONTENTS


Report of Independent Auditors                                                                                  F - 37

Consolidated Financial Statements

Consolidated Balance Sheets                                                                                     F - 38
Consolidated Statements of Income and Partners' Equity                                                          F - 39
Consolidated Statements of Cash Flows                                                                           F - 40
Notes to Consolidated Financial Statements                                                                 F - 41 to F - 46

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

                           /s/  Bauknight Pietras & Stormer, P.A.

April 27, 2001
Columbia, South Carolina

                            Palmetto MobileNet, L.P.
                          Consolidated Balance Sheets


                                                               DECEMBER 31,
                                                       2000                    1999
                                                   ------------            ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 13,421,848            $ 20,217,143
  Accounts receivable                                    40,727                      --
                                                   ------------            ------------
Total current assets                                 13,462,575              20,217,143

Land, building and improvements, net                  5,979,502                      --

Interests in RSA partnerships                        99,916,083              94,565,607

Other assets:
  Rural Telephone Finance Cooperative
    Subordinated Capital Certificates                   473,562                 448,545
                                                   ------------            ------------

Total assets                                       $119,831,722            $115,231,295
                                                   ============            ============

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable -- PMN, Inc.                    $    141,334            $    125,219
  Accounts payable and accrued expenses                 151,571                  22,558
  Accrued interest                                       31,367                  37,596
  Current portion of long-term debt                   1,226,510               1,149,923
                                                   ------------            ------------
Total current liabilities                             1,550,782               1,335,296

Long-term debt, net of current portion                4,498,380               5,824,703

Partners' equity                                    113,782,560             108,071,296
                                                   ------------            ------------

Total liabilities and partners' equity             $119,831,722            $115,231,295
                                                   ============            ============


See accompanying notes.

                            Palmetto MobileNet, L.P.
             Consolidated Statements of Income and Partners' Equity


                                                                            YEARS ENDED DECEMBER 31,
                                                               2000                      1999                       1998
                                                           -------------             -------------             -------------

Equity in earnings of RSA partnership interests            $  30,255,306             $  27,644,685             $  23,390,795

Management fee                                                  (255,354)                 (209,561)                 (243,194)
                                                           -------------             -------------             -------------
Income from operations                                        29,999,952                27,435,124                23,147,601

Revenue from real estate rentals                                 410,982                        --                        --
Cost of rental revenues                                         (229,420)                       --                        --
                                                           -------------             -------------             -------------
Income from real estate rentals                                  181,562                        --                        --

Other income (expense):
  Interest expense                                              (392,850)                 (464,708)                 (561,851)
  Investment income                                            1,046,335                   665,013                   485,851
  Other                                                          (97,433)                   (6,056)                  179,637
                                                           -------------             -------------             -------------
Net income                                                    30,737,566                27,629,373                23,251,238

Partners' equity, beginning of year                          108,071,296               100,449,714                36,438,703
Contribution of partners' equity                                      --                    11,689                        --
Equity exchanged for partnership interests                            --                        --                57,699,333
Distributions to partners                                    (25,026,302)              (20,019,480)              (16,939,560)
                                                           -------------             -------------             -------------

Partners' equity, end of year                              $ 113,782,560             $ 108,071,296             $ 100,449,714
                                                           =============             =============             =============


See accompanying notes.

                            Palmetto MobileNet, L.P.
                     Consolidated Statements of Cash Flows


                                                                                  YEARS ENDED DECEMBER 31,
                                                                   2000                     1999                    1998
                                                               ------------             ------------             ------------
OPERATING ACTIVITIES
Net income                                                     $ 30,737,566             $ 27,629,373             $ 23,251,238
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Equity in earnings of RSA partnership interests             (30,255,306)             (27,644,685)             (23,390,795)
    Depreciation                                                     67,518                       --                       --
    Changes in operating assets and liabilities:
      Accounts receivable                                           (40,727)                      --                       --
      Accounts payable and accrued expenses                         138,899                  (59,368)                 (15,305)
                                                               ------------             ------------             ------------
Net cash provided by (used in) operating activities                 647,950                  (74,680)                (154,862)

INVESTING ACTIVITIES
Investment in RSA partnership interests                                  --                       --                 (393,221)
Proceeds from RSA partnership distributions                      24,904,830               29,692,902               25,341,231
Purchase of land, building and improvements                      (6,047,020)                      --                       --
Costs of acquisition                                                     --                       --                 (300,838)
Refund of investment in Rural Telephone Finance
  Cooperative Subordinated Capital Certificates                          --                       --                   51,455
                                                               ------------             ------------             ------------
Net cash provided by investing activities                        18,857,810               29,692,902               24,698,627

FINANCING ACTIVITIES
Repayments of long-term debt                                     (1,274,753)              (1,078,119)                (918,151)
Additional partnership capital received                                  --                   11,689                       --
Distributions of partnership capital                            (25,026,302)             (20,515,855)             (16,443,185)
                                                               ------------             ------------             ------------
Net cash used in financing activities                           (26,301,055)             (21,582,285)             (17,361,336)
                                                               ------------             ------------             ------------

Net change in cash and cash equivalents                          (6,795,295)               8,035,937                7,182,429
Cash and cash equivalents, beginning of year                     20,217,143               12,181,206                4,998,777
                                                               ------------             ------------             ------------

Cash and cash equivalents, end of year                         $ 13,421,848             $ 20,217,143             $ 12,181,206
                                                               ============             ============             ============


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

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


3.       INTERESTS IN RSA PARTNERSHIPS (CONTINUED)

Summarized combined financial information for the RSA partnerships follows:

At December 31:


                                   2000                    1999
                               ------------            ------------

Current assets                 $ 29,776,462            $ 19,007,806
Noncurrent assets               106,798,800              96,892,187
Current liabilities              14,546,503              11,055,823
Partners' equity                122,028,759             104,844,170

For the years ended December 31:


                          2000                    1999                     1998
                      ------------            ------------            ------------

Net sales             $223,352,629            $185,006,365            $163,628,528
Net income              66,994,235              61,772,996              53,265,210


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

                            Palmetto MobileNet, L.P.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


4.       LAND, BUILDING AND IMPROVEMENTS, NET

Land, building and improvements consisted of the following:


                                             2000                   1999            1998
                                          ----------              --------        --------

Land                                      $1,000,000              $   --          $   --
Land improvements                             50,000                  --              --
Building                                   4,997,020                  --              --
                                          ----------              ------          ------
                                           6,047,020                  --              --
Less, accumulated depreciation               (67,518)                 --              --
                                          ----------              ------          ------

                                          $5,979,502              $   --          $   --
                                          ==========              ======          ======


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

Total minimum annual rentals under the terms of executed leases are as follows:


                        RELATED
                         PARTY                OTHERS                TOTAL
                      ----------            ----------            ----------

2001                  $  200,158            $  812,052            $1,012,210
2002                     200,158               504,265               704,423
2003                     200,158               432,054               632,212
2004                     200,158               283,170               483,328
2005                     200,158               203,830               403,988
Thereafter             1,000,790               934,221             1,935,011
                      ----------            ----------            ----------
                      $2,001,580            $3,169,592            $5,171,172
                      ==========            ==========            ==========

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

The carrying amount of the Company's long-term debt approximates fair value.

Cash paid for interest totaled $399,079, $471,965, and $567,935 for the years ended December 31, 2000 1999, and 1998, respectively.

Maturities of long-term debt are as follows:


2001                               $ 1,226,510
2002                                 1,308,198
2003                                 1,395,326
2004                                 1,488,257
2005                                   306,599
                                   ------------
                                   $ 5,724,890
                                   ============


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of North Carolina RSA 5 Cellular Partnership:

We have audited the accompanying balance sheets of North Carolina RSA 5 Cellular Partnership (a North Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 5 Cellular Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                             /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of North Carolina RSA 15 Cellular Partnership:

We have audited the accompanying balance sheets of North Carolina RSA 15 Cellular Partnership (a North Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 15 Cellular Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 2 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 2 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 3 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 3 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 4 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 4 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 5 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 5 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 6 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 6 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 7 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 7 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 8 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 8 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

We have audited the accompanying balance sheets of South Carolina RSA No. 9 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 9 Cellular General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.


                                    /s/ ARTHUR ANDERSEN LLP


Little Rock, Arkansas,
February 2, 2001.

                               INDEX TO EXHIBITS


Exhibit No.                    Description
-----------                    -----------
   23.1           Consent of KPMG LLP.
   23.2           Consent of Bauknight Pietras & Stormer, P.A.
   23.3           Consent of Arthur Andersen LLP