Form 10-K
period 2001-12-31
CT COMMUNICATIONS INC /NC
filed 2002-04-01
CIK 23259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM                TO

                        Commission File Number: 0-19179

                            CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                             56-1837282
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)                      Number)

     1000 PROGRESS PLACE, NORTHEAST
         CONCORD, NORTH CAROLINA                           28025
-----------------------------------------  -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Company is approximately $281,018,529 (based on the March 20, 2002 closing price of the Common Stock of $14.95 per share). As of March 20, 2002, there were 18,797,226 shares of the Company's Common Stock outstanding.

                      Documents Incorporated by Reference

        DOCUMENT OF THE COMPANY                     FORM 10-K REFERENCE LOCATION
        -----------------------                     ----------------------------
  2002 Annual Meeting Proxy Statement                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CT COMMUNICATIONS, INC.
                         AND CONSOLIDATED SUBSIDIARIES

             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                    PART I
Item 1.      Business....................................................    2
Item 2.      Properties..................................................   21
Item 3.      Legal Proceedings...........................................   22
Item 4.      Submission of Matters to a Vote of Security Holders.........   22

                                   PART II
Item 5.      Market for the Company's Common Equity and Related
             Shareholder Matters.........................................   22
Item 6.      Selected Financial Data.....................................   23
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   24
Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   33
Item 8.      Financial Statements and Supplementary Data.................   33
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   34

                                   PART III
Item 10.     Directors and Executive Officers of the Company.............   34
Item 11.     Executive Compensation......................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   34
Item 13.     Certain Relationships and Related Transactions..............   34

                                   PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   34

                                     PART I

ITEM 1.  BUSINESS

     Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These "forward-looking statements" are subject to certain risks, uncertainties and assumptions that could cause the actual results to differ materially from those reflected in the forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "intend" or "potential" or the negative of those words and other comparable words. Those statements however only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading "Business -- Risk Factors" and throughout this Form 10-K.

     References in this Form 10-K to "we," "us," "our," "the Company," and "CT Communications" mean CT Communications, Inc. and our subsidiaries and predecessors, unless the context suggests otherwise.

GENERAL

     CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides integrated telecommunications services to residential and business customers located primarily in North Carolina. We offer a comprehensive package of telecommunications services, including local and long distance telephone, Internet and data services and digital wireless services.

     We began operations in 1897 as The Concord Telephone Company ("Concord Telephone"). Concord Telephone continues to operate as an incumbent local exchange carrier ("ILEC") in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan Counties, North Carolina. This area is located just northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C. We offer a full range of local telephone, long distance and other enhanced services to our ILEC customers.

     In 1998, we began to operate as a competitive local exchange carrier ("CLEC") in "edge-out" markets contiguous to our ILEC service area. Our CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro. In 2000, we expanded our geographical focus with the opening of a CLEC office in the Greensboro, North Carolina market. Our CLEC offers services substantially similar to those offered by our ILEC.

     Since 2000, we have pursued our Greenfield strategy in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. We are working with developers and builders to become the "official telecommunications provider" for their developments. Under these agreements, we provide the telecommunications infrastructure within these developments. By clustering our projects, we are able to gain capital and service efficiencies.

     We provide long distance telephone service in the areas served by our ILEC, CLEC, and Greenfield business units. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route traffic to the lowest cost provider.

     We offer Internet and data services to ILEC, CLEC, Greenfield, and other business and residential customers. These services include dial-up and high speed dedicated Internet access, Web hosting, Web design, electronic commerce applications and digital subscriber line ("DSL") services. Between May 1998 and December 2000, we significantly expanded this business through our strategic acquisitions. The most significant acquisitions were Vnet, a business-oriented Internet service provider based in Charlotte acquired in 1998, and WebServe, Inc., a Charlotte-based provider of Web hosting, development and programming services acquired in December 2000.

     We offer our own branded digital wireless services, through our ongoing agreement with Cingular Wireless ("Cingular"). In June 2001, we completed the partitioning of our area of the Cingular digital network, including the acquisition of cell sites, subscribers, and a license for spectrum. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth Corporation and SBC Communications. Roaming agreements with other wireless carriers enable our customers to utilize their digital wireless services throughout the United States and in a number of foreign countries.

     The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 61% of our operating revenues in 2001. This percentage has decreased over the past three years as we have grown our other products and services into significant operations. Nevertheless, we continue to expect Concord Telephone to account for a significant portion of our revenue and earnings in 2002. Additional business, financial and competitive information about our operations is discussed below. For other information regarding our business segments, see the Note entitled "Segment Information" in the notes to consolidated financial statements included elsewhere in this report.

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

     All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock dividend and Recapitalization.

     CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. Our principal executive offices are located at 1000 Progress Place, Northeast, Concord, North Carolina 28025 (telephone number: (704) 722-2500).

OPERATIONS

     ILEC SERVICES

     Concord Telephone offers integrated telecommunications services as an ILEC to customers served by nearly 123,000 access lines in Cabarrus, Stanly and Rowan Counties in North Carolina. Our ILEC network facilities include nearly 15,000 fiber miles, serving nine exchanges in a host-remote switch architecture.

     Excluding adjustments associated with the removal of 932 non-revenue generating internal lines that were included as business lines in 2000, our access lines increased by 1,074 lines, or 0.9%, in 2001. The economic slowdown experienced in 2001, as well as the impact of wireless and other substitution, had its effect on the ILEC line count. We expect access line growth in the business market to continue to outpace that of the residential market. The following table details access line growth over the past five years:

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
ACCESS LINES
  Residential................................   91,148    91,159    87,857    83,612    79,398
  Business...................................   31,492    31,339    29,078    25,535    23,175
                                               -------   -------   -------   -------   -------
  Total ILEC.................................  122,640   122,498   116,935   109,147   102,573
                                               =======   =======   =======   =======   =======
PERCENTAGE GROWTH
  Residential................................      0.0%      3.8%      5.1%      5.3%      4.6%
  Business...................................      0.5%      7.8%     13.9%     10.2%     12.3%
  Total ILEC.................................      0.1%      4.8%      7.1%      6.4%      6.2%
PERCENT OF TOTAL
  Residential................................     74.3%     75.0%     75.1%     76.6%     77.4%
  Business...................................     25.7%     25.0%     24.9%     23.4%     22.6%

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

     We will be focusing our sales efforts in 2002 on increasing our revenue per customer through continued emphasis on incremental calling features. Eligible access lines with at least one calling feature increased from 43.1% in 2000 to 44.4% in 2001. The average number of calling features per line increased from
2.54 in 2000 to 2.61 in 2001.

     Our ILEC sales team is structured to provide maximum flexibility for our customers. Residential customers may personally meet with a sales and service representative in one of our four business offices or alternatively can take advantage of the convenience of calling into our centralized customer care center. Business customers are served by a specialized group that is trained to manage the specialized products and services unique to the business market. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

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

     Our core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. In 1996, we began conversion to a Nortel DMS 100/200 network switching platform. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted. Telecommunications equipment providers have been impacted by the economic slowdown and market conditions. While we have some diversity among our suppliers, we experience a risk that the difficult financial conditions may affect these companies' ability to provide enhancements to the services that this equipment provides.

     Regulation. Our ILEC is subject to regulation by various federal, state and local governmental bodies. We voluntarily opened our markets to competition for local dial tone in 1997. Federal regulations have required us to permit interconnection with our network and have established our obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases our ILEC's business risks and may have a substantial impact on our ILEC's future operating results. The Federal Communications Commission ("FCC") and North Carolina Utilities Commission ("NCUC") continue to modify various rules surrounding local competition.

     The FCC governs our ILEC's rates for interstate access services. The FCC acted on the petition of the Multi-Association Group Plan ("MAG") by issuing an Order in November, 2001. The first result of this Order was a rebalancing of rates between interexchange carriers and end users. Wholesale rates charged to interexchange carriers were lowered and the subscriber line charge was increased dramatically to end users. The rebalancing was revenue neutral overall to our ILEC.

     The FCC has also acted on the Rural Task Force proposal by the Federal-State Joint Board on Universal Service that would create a new explicit universal service High Cost Fund III subsidy, which in addition to existing universal service subsidies, would be portable to competing carriers. We currently only receive Long Term Cost Loop support.

     These actions could have a substantial, and potentially adverse, impact on the structure of our ILEC's access charges and universal service subsidies and the associated revenues that our ILEC collects.

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

     Since September 1997, our ILEC's rates for local exchange services have been established under a price regulation plan approved by the North Carolina Utilities Commission ("NCUC"). Under the price regulation plan, our charges are no longer subject to rate-base, rate-of-return regulation. Instead, the charges for most of our local exchange services may be adjusted to reflect changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan is also subject to adjustment for certain exogenous events outside of our control, such as jurisdictional cost shifts or legislative mandates. In both September 2000 and September 2001, we were allowed to rebalance our rates under the price regulation plan. The price rebalancing arrangement allows us to continue adjusting revenues to keep them in line with related costs. The result has been an increase in the monthly basic service charges paid by residential customers and a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. The price regulation plan is scheduled for review by the NCUC prior to the fifth anniversary in September 2002. Based on the results of this review, the plan is subject to modification by the NCUC.

     Competition. Several factors have resulted in rapid change and increased competition in the local telephone market, including:

     - growing customer demand for alternative products and services including wireless services,

     - technological advances in transmitting voice, data, video, and cable telecommunications services,

     - development of fiber optics and digital electronic technology,

     - the advent of competitors in the yellow pages market,

     - a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks, and

     - legislation and regulations designed to promote competition.

     We agreed to open our traditional service area to competition for local dial tone service in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in our price regulation plans. We have entered into interconnection agreements with Time Warner Telecom of North Carolina, L.P. ("Time Warner") and US LEC of North Carolina, LLC. We have also recently entered into resale agreements with Cat Communications, Inc. and North Carolina Telcom, LLC to provide access to our local telephone service market. We are engaged in renegotiating an interconnection agreement with US LEC that is expected to become effective in late second quarter of 2002.

     Cable operators are also entering the local exchange and high speed Internet markets. Time Warner currently offers telephony services in its major markets and cable and high speed internet service in our core service area. Another major source of competition are the wireless service providers serving our traditional service area.

     On January 11, 2001, the merger between Time Warner and America Online, Inc. ("AOL"), the country's largest internet service provider, was consummated. The post-merger company could become a formidable competitor to our ILEC and may seek to provide consumers with a "one-stop" source for a broad array of telecommunications, information and Internet services. AOL/Time Warner has already stated that their proposed service offerings will include a communications platform that combines AOL's instant messaging service with local telephony over cable. According to AOL/Time Warner, the merger will accelerate the availability of broadband interactive services to consumers and drive further growth in electronic commerce. The merger may also spur further consolidation involving telecommunications, cable and information services providers.

     CLEC SERVICES

     Our CLEC business was certified by the North Carolina Utilities Commission in 1997 and by the South Carolina Public Service Commission in 2000. Operation began late in 1997 in Salisbury, North Carolina and northern Charlotte, North Carolina, through an interconnection agreement with BellSouth Telecommunications, Inc. Since 1998, we have entered into interconnection agreements with BellSouth, Verizon, Sprint, and ALLTEL Carolina. At December 31, 2001, we were providing competitive local access to customers served by more than 20,200 access lines in select markets in North Carolina. We achieved a significant reduction in our provisioning interval , reducing the number of days from 86 in 2000 to 42 in 2001. In order to accelerate profitability, we will focus our efforts in 2002 on achieving increased market penetration and higher revenue per customer in the markets where we currently provide service.

     Our CLEC business group employs the same sales strategy as our ILEC business group, using locally-based account executives who meet face-to-face with business customers. Our CLEC offers an integrated combination of communications services, including local service, long distance and enhanced voice services, and Internet and data services. Our CLEC uses the same billing platform as our ILEC. A significant portion of compensation for our CLEC's sales organization is based on individual and group sales results.

     Our CLEC manages our own network elements and elements leased from the incumbent local carrier, utilizing the MetaSolv ordering and provisioning system. We are highly dependent upon these companies because of the coordination required to transfer customers and for the reliability of the network elements that we lease. The CLEC's customer care group has received specialized training specific to interconnection ordering and provisioning processes. We hold these employees to the same high standards for service quality as our ILEC customer care groups.

     We deploy a facilities-based network in our expansion markets, collocating our own remote switching equipment with the incumbent telephone company in key geographic areas. The local remote switches in each of our expansion markets are connected using a variety of fiber optic links. We typically lease appropriate network elements from the incumbent or alternate carriers to give us greater control over the service quality and to provide a platform for future expansion. We will continue to evaluate the economics and may build our own outside plant network in those locations where a significant concentration of customers exist which are not currently on our network. We have identified three opportunities that meet these criteria and will begin construction of facilities in 2002 that will allow us to transfer the associated customers to our own network facilities. In 1996, we installed a Nortel DMS 500 switch in Charlotte that permits us to switch the local traffic from our CLEC and all of our long distance traffic.

     Regulation. In general, our CLEC establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like our ILEC, our CLEC must comply with various rules of the North Carolina Utilities Commission and the South Carolina Public Service Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our CLEC interstate services, such as access service. In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Although the switched access rates do decline, there is an expected certainty of payment by interexchange carriers. The FCC also adopted rules in 2001 that impact the amount of reciprocal compensation due for Internet Service Provider dial-up traffic terminated by CLEC's. This may reduce the overall percentage of revenue received from reciprocal compensation. In late 2001, the FCC began a triennial review of its policies on unbundled network elements (UNEs). The FCC will use this review to determine what, if any, changes should be made to the requirements for ILECs to unbundle their networks for use by CLECs.

     Currently, many state commissions approve UNE rates charged by ILECs based on a Total Element Long-Run Incremental Cost ("TELRIC") costing methodology established by the FCC in 1996. There have been numerous legal and regulatory battles over the use of TELRIC, which is based of forward looking costs versus historical costs. The outcome of UNE pricing and any impact on our CLEC are unclear.

     Competition. Our CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Due to the financial difficulties experienced by other CLEC's in the current telecommunications market, we expect the competition to be even stronger as the remaining companies fight to survive. We also will continue to face competition from potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers, long distance providers, and private networks built by large end-users.

     GREENFIELD SERVICES

     Our Greenfield business provides comprehensive wire line telecommunications services to commercial and residential developments outside of our ILEC serving area. While most of these developments are located in North Carolina, in early 2001, we obtained approval to provide competitive local access in Georgia. At December 31, 2001, we were providing service to more than 3,200 access lines in select markets in North Carolina and Georgia. Our investment is approximately $1300 per line, including approximately $800 of capital expenditures for outside plant facilities, approximately $300 for capital expenditures for switching electronics, and approximately $200 of expenses associated with acquisition costs.

     Our Greenfield business group develops relationships with builders and developers to gain the opportunity of providing integrated telecommunications service in their new developments. We enter into preferred telecommunications provider agreements with those developers and builders prior to construction in order to offer local service, long distance and enhanced voice services, and Internet and data services to the businesses and residents who will populate the development. As of December 31, 2001, we have signed more than 50 agreements that are expected to provide more than 30,000 access lines upon completion. Our Greenfield business unit uses the same billing platform as our ILEC. A significant portion of compensation for our Greenfield sales organization is based on individual and group sales results.

     In our Greenfield markets, Charlotte and Raleigh, North Carolina, and Northern Georgia, we deploy our own remote switching equipment, as well as build a distribution system to in effect, become the local telephone company for each new development. We connect to our network via leased or owned fiber optic lines back to our Nortel DMS 500 switch in Charlotte. Our main focus currently is on the fastest growing areas in the high growth Charlotte and Raleigh markets. By clustering several projects, we gain capital and service efficiencies that contribute to increased profitability. We began providing service, in 2001, to customers at Discover Mills Mall in Georgia, in an arrangement similar to the one we have with Concord Mills, another Mills Corporation project in North Carolina. We expect to provide service to Triangle Town Center Mall in Raleigh, North Carolina. Due to the high density of customers associated with the malls and surrounding areas, these projects have attractive financials and accelerated positive cash flow.

     Regulation. In general, the Greenfield unit establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like the ILEC, Greenfield must comply with various rules of the North Carolina Utilities Commission and Georgia Public Service Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our Greenfield interstate services, such as access service. In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Although the switched access rates do decline, this should alleviate billing disputes between CLECs and interexchange carriers.

     Competition. Our Greenfield competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may increase their competition by overbuilding their networks to include areas of future expansion. Cable telephony could be a direct competitor in the developments where we provide service since cable companies have a network within those developments as well.

     LONG DISTANCE SERVICES

     We began offering long distance services to our ILEC customers in 1992 and now provide that service to approximately 85,000 access lines within our ILEC, approximately 9,400 access lines within our CLEC, and approximately 800 lines within our Greenfield markets. In our ILEC service area, approximately 69% of the total lines are subscribed to our own branded long distance service.

     We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route the traffic to the lowest cost provider. The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. While this decline in price has resulted in declining revenue, it has also allowed us to reduce our cost through more favorable contracts with wholesale long distance carriers. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint and WorldCom, Inc.

     Strong competition in the market has forced significant price plan changes during 2000 and 2001 that have resulted in lower prices to customers. Late in 2001, we began to see stabilization in our price plans.

     Verizon Corporation and SBC Communications, Inc. have been successful in obtaining approval to provide long distance services in multiple states. BellSouth has applied for Long Distance authority in several states, including North Carolina. While they have not yet been successful in obtaining similar approvals to provide long distance service in their local service territories, we believe it is likely that they will obtain approval within the next twelve to eighteen months. These competitors benefit from established local market share and from established trade names through nationwide advertising.

     Internet telephony is increasingly becoming a potential competitor for low cost telephone service and could threaten long distance revenues as well as ILEC and CLEC access revenues. Wireless substitution has also developed into a viable threat to our long distance customer base. Increased competition within the digital wireless segment will continue to provide customers with more and lower cost opportunities to replace their long distance service.

     INTERNET AND DATA SERVICES

     In 1995, we began providing dial-up Internet access to residential and business customers. Since that time, we have grown our business through internal growth and several acquisitions, the largest of which were Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina and WebServe, Inc., a Charlotte, North Carolina based provider of Web design, hosting, and programming services. Both purchases were approximately $6 million. We also acquired several smaller local Internet providers. Since late 1999, we have seen a shift in customers away from the dial-up access service and into the higher revenue DSL access service. At December 31, 2001, we had approximately 17,000 Internet customers.

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

          - DSL Access. In late 1999, we began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Our DSL service is available at speeds up to 768 Kbps and ADSL service is available at speeds up to 1.54 Mbps. Our DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network ("ISDN") and at flat-rate prices that are lower than traditional dedicated access charges. Our DSL lines increased from 1,420 in 2000 to 3,243 in 2001.

          - Dial-up Access. Our dial-up services provide access to the Internet through ordinary telephone lines at speeds of up to 56 Kbps and through digital ISDN lines at speeds of up to 64 Kbps.

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

     Account executives sell Internet and data services directly to business customers in the Charlotte and Greensboro, North Carolina metropolitan areas. Our technical support staff is available 24 hours a day, seven days a week. Our technicians design, order, configure, install and maintain all of our equipment to suit the customers' needs. We have a customer care group dedicated to Internet and data services.

     We provide Internet and data services primarily through our own network in our ILEC and CLEC territories. In other areas, we use the network of the local telephone company. We purchase access to the Internet from national Internet backbone providers, which provide DS-3 access at all major national access points.

     Regulation. In general, Internet and data services are not regulated at the federal level. However, in 2001 the FCC decided that Internet traffic will be classified as Information Access and could therefore be subject to a lower rate of reciprocal compensation than local traffic. This has no immediate impact on our Internet and data services business.

     Another significant issue facing Internet service providers is whether they will be given access to broadband systems operated by cable television companies. Internet service providers generally believe that such mandatory access is appropriate and would allow them to provide competitive high-speed broadband service to more customers. For example, AOL, as the world's largest Internet service provider, strongly advocates "open access," although it is not currently supporting the need for government intervention to mandate open access. Time Warner and AOL recently agreed, as part of their merger, to open Time

Warner's cable systems to competing Internet service providers. AT&T and Mindspring Enterprise, Inc. recently have reached a similar agreement. The issue continues to be debated and legislation has been introduced in Congress to mandate access to broadband cable networks. In early 2002, the FCC decided that cable modem service should be classified as an interstate information service and is therefore subject to FCC jurisdiction. In addition, the FCC is now actively seeking comment on whether it should mandate a requirement for multiple ISP access over cable modem service. The ultimate outcome of this issue could have a significant impact on the success of Internet service providers.

     Competition. The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

          - access and content providers, such as AOL/Time Warner, the Microsoft Network and Prodigy;

          - local, regional and national Internet service providers, such as EarthLink;

          - the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth, and WorldCom;

          - online services offered by direct broadcast satellite providers; and

          - online services offered by incumbent cable providers, such as Time Warner.

     The recent merger of AOL and Time Warner created further, formidable competitive threats in the Internet and data services market. AOL/Time Warner has announced plans to leverage their combined assets and resources post-merger to offer a wide variety of Internet and data-related services.

     DIGITAL WIRELESS SERVICES

     We offer digital wireless services in Cabarrus, Stanly, Rowan and Iredell Counties in North Carolina. With the opening of a new retail location in March of 2002, we now sell digital wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through six retail outlets in North Carolina. These include Concord (2), Statesville, Mooresville, Salisbury, and our new location in Albemarle. Digital wireless products and services are also sold through our ILEC business offices and our direct sales force. At December 31, 2001, we served over 31,000 digital wireless customers. Customer attrition for 2001 averaged 2.3% per month.

     In June 2001, we partitioned our area of the Cingular digital network by paying approximately $23 million. As a result of the partitioning, we acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly Counties and the southern portion of Iredell County. As part of the acquisition, we assumed the lease payments for 28 of the 47 sites acquired. The partitioned area, which is approximately twice the size of our ILEC territory, contains a population of approximately 440,000 people. While we have ownership of the assets and customers within our partitioned area, we continue to purchase pre-defined services from Cingular, such as switching, and remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards. Products and services are co-branded with Cingular. We are not required to pay Cingular any franchise fees. Under the agreement, we have the ability to bundle wireless services with other wireline products and services and can customize pricing plans based on our customers' needs. Additionally, our agreement with Cingular allows us to benefit from a nationally recognized brand, provides us access to favorable manufacturing discounts for cellsite electronics, handsets, and equipment, and enables us to participate in shared market advertising.

     Until September 2000, we owned a limited partner interest in BellSouth Carolinas PCS, L.P. (the "DCS Partnership"), which included BellSouth Telecommunications, a subsidiary of Duke Energy Company, a subsidiary of Progress Energy and approximately 30 other independent telephone companies. In 2000, BellSouth purchased the partners' interest in the DCS Partnership, which owned a 100% digital communications network in North Carolina and South Carolina, an area covering approximately 12 million people. Cingular was formed by the combination of most of the former domestic wireless operations of BellSouth Corporation ("BellSouth") and SBC Communications. BellSouth has an approximate 40 percent economic interest in Cingular, and SBC Communications has an approximate 60 percent economic interest.

     Cingular's digital wireless network is based on Global System for Mobile Communications ("GSM") wireless technology, which offers advanced services and functionality, secure communications, digital voice quality and national and international roaming. GSM technology is proven technology used by more than 390 service providers in over 164 countries and by more than 470 million customers worldwide. GSM provides our customers with extensive roaming capabilities both nationally and internationally. Cingular is deploying high-speed General Packet Radio Service or "GPRS", throughout its cellular and PCS networks and has recently introduced this service in its North and South Carolina markets. Cingular has announced its intention to increase the capacity, speed and functionality of its cellular and PCS networks by overlaying GSM voice and GPRS data technology on its existing Time Division Multiple Access ("TDMA") network, beginning in early 2002, thereby adopting the GSM standard for all of their wireless markets. This should further enhance the service and roaming opportunities for our customers. Additionally, Cingular has indicated an intent to upgrade its GPRS markets to a third generation, or "3G", technology known as Enhanced Data Rates for Global Evolution, or "EDGE", beginning in 2003, when software is expected to be available. Completion of the deployment of this technology is anticipated to take place in early 2004. Our capital expenditures for deployment of data services were approximately $400,000 in 2001 and we expect additional capital expenditures of approximately $750,000 in 2002.

     In 2001, we completed the construction of 9 additional cell sites. We expect to add an additional 18 locations during the first and second quarters of 2002. These additional cell sites should increase coverage and capacity throughout our serving area.

     We provide customer service utilizing specialized service representatives trained to handle the specific requirements of our digital wireless customers. The ordering and provisioning of digital wireless service can be performed at our store locations, our ILEC business offices, or by calling our toll-free number.

     Regulation. The construction, operation, management and transfer of digital wireless systems in the United States is regulated by the FCC. Digital wireless carriers are exempt from regulation by the North Carolina Utilities Commission. Because of our affiliation with Cingular, they assume the responsibility for many of the regulatory issues. The regulation of wireless services is discussed in more detail under "Legislative and Regulatory Developments" in Item 1 of this document. It is unclear whether the FCC will modify the requirement for wireless carriers to implement local number portability in late 2002 or not. Local number portability could increase customer churn.

     Competition. Many wireless carriers compete in the Charlotte metropolitan area, including AT&T, Nextel, Sprint PCS, ALLTEL Communications, Inc., Verizon, Cricket Wireless and Cingular. This competition has led to intense pressure on the pricing of services. Several providers have introduced "flat rate" pricing, which eliminated roaming and long distance charges and further reduced unit prices. We intend to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and capitalizing on the strength of customers' loyalty to us based on multiple service relationships.

     WAVETEL

     WaveTel currently offers its wireless broadband service in Fayetteville, North Carolina as part of a commercial trial initiated in July of 2001. WaveTel's service offering competes with traditional DSL, cable modem and satellite DSL services. The architecture of the WaveTel network allows us to provide Internet Protocol ("IP") based wireless, high-speed Internet access as well as second line voice services over the MMDS frequencies held and controlled by Wireless One of North Carolina, LLC. The company's investment in Wireless One of North Carolina is discussed in detail later in this section.

     WaveTel's network technology offers important insights to CT Communications about the ability to deliver broadband data and voice services without the need for investment in landline plant. If successful, this approach will provide CT Communications with some important strategic alternatives both within and outside of our ILEC territory. Considerations for potential deployment of this technology could include providing broadband service to areas where DSL deployment may be cost prohibitive, providing a wireless solution for data and voice services in certain SLEC or CLEC areas, or entering new competitive markets with a robust broadband and voice service offering. In addition, the experience we are gaining with the deployment of wireless backhaul through point-to-point microwave could assist us in planning for future deployment in the Digital Wireless business, as well as in our landline network.

     In addition to validation of our technological approach, WaveTel's commercial trial in Fayetteville offers important experience in evaluating the effectiveness of various sales and distribution strategies for reaching the consumer and small business markets in areas outside of our ILEC territory. We currently have our own retail store operation in Fayetteville, as well as distribution of our product and service through third party arrangements. These third party or indirect distribution relationships include large office supply retailers, computer sales and service companies, cellular and paging distribution agents as well as other local consumer and business service companies.

     The ability to propagate our radio signals into homes and businesses within a reasonable radius of our cell sites is one of the fundamental building blocks of the business model for this service offering. Therefore, a significant focus of our Fayetteville trial is on improving the in-building and in-home service levels from our network. We currently have a single-source provider for the electronic equipment providing the wireless link between our customers and cell sites. We are working with our vendor on several innovative approaches to increasing the coverage from our cell sites. The success of these efforts will, in large part, determine our ability to consider further deployments of this technology.

INVESTMENTS

     We have made several strategic investments designed to contribute to the execution of our business strategy. The investments are described below.

     Palmetto MobileNet. In January 1998, we merged our cellular telephone interests with Palmetto MobileNet, L.P. We own 19.8% of Palmetto MobileNet, which holds a 50% general partnership interest in 10 rural service areas covering more than two million people in North Carolina and South Carolina. ALLTEL Communications, Inc. is the managing partner of the 10 cellular rural service area general partnerships and we are dependent on their management of the partnerships. During 2000, ALLTEL signed a roaming agreement with Verizon Wireless that decreased roaming fees paid to the partnership. The partnerships have faced and will continue to face heavy competition due to the network expansion of digital wireless competitors in their serving areas, causing erosion of roaming revenues. We saw a reduction in income in 2001 and may continue to see additional pressure in 2002.

     Maxcom. In 1996, we participated with Grupo Radio Centro in forming Maxcom Telecomunicaciones, S.A. de C.V. (formerly Amaritel), a competitive telecommunications company offering local, long distance and network telecommunications services in Mexico. During 1998, we participated in an additional $49 million private equity financing of Maxcom. The participants were the original investors and a group of investors with international telecommunications experience, including BankAmerica International Investment Corporation, BancBoston Investments, Inc. and Bachow Investments Partners III, L.P. The 1998 financing increased Maxcom's equity to $70 million, which combined with a $100 million loan from an international bank, provided Maxcom with up to $170 million to build the initial phases of its system. On March 10, 2000, Maxcom privately issued $275 million of senior notes, the proceeds of which were used to prepay vendor financing and construct its next generation platform. The system is being built primarily by Lucent Technologies, Inc., which is using a wide spectrum of technology, ranging from microwave to wired fiber optic networks. Maxcom began offering commercial services in Mexico City and Puebla, Mexico in April 1999 and had approximately 78,000 access lines at December 31, 2001.

     On March 8, 2000, we entered into a Capital Contribution Agreement with Maxcom and its shareholders. Under this agreement, the shareholders of Maxcom were obligated to contribute a total of $35 million to Maxcom in exchange for capital stock and warrants to purchase additional stock. In connection with this agreement, we contributed $6.0 million in August 2000.

     In December 2001, we wrote down $13.4 million of our investment in Maxcom to reflect management's best estimate of the net realizable value of our investment. Our remaining investment in Maxcom at December 31, 2001 is $1.2 million.

     Wireless One. In 1995, we participated with Wireless One, Inc. in forming Wireless One of North Carolina, LLC to develop and launch wireless cable systems in North Carolina. Wireless One of North Carolina entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and holds the majority of the MMDS and ITFS spectrum rights covering North Carolina. In order to retain the licenses for the spectrum, we must meet the buildout requirements imposed by the FCC. For the MMDS Spectrum, we must ensure that two thirds of the population in the Basic Trading Area ("BTA") are covered by August 2003. The ITFS requirements are to complete construction of transmission facilities within eighteen months of the issuance of a construction permit. Our ITFS deadlines are in 2002 and 2003. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. Wireless One of North Carolina continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services.

     On September 14, 2001, we entered into a Limited Liability Company Interest Purchase Agreement (the "Agreement") with Wireless One, Inc., Wireless One of North Carolina, and WorldCom Broadband Solutions, Inc. Under the Agreement, Wireless One of North Carolina will purchase the entire fifty percent (50%) interest of Wireless One, Inc. in Wireless One of North Carolina. As a result of the purchase, we will own more than 99% of the interests in Wireless One of North Carolina. The total purchase price is approximately $20.7 million, consisting of $3 million in cash at closing and an interest bearing promissory note of Wireless One of North Carolina for the remainder. The promissory note is payable over the ten year period following the closing, with a $7 million payment due in one year, which payment may be deferred for up to an additional two years, and the remainder payable in equal annual installments beginning after six years. In the event the $7 million payment is not made when due, either we, or Wireless One, Inc., may cause Wireless One of North Carolina to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of Wireless One of North Carolina's channel rights. The purchase is subject to FCC approval. It is expected the transaction will close in the second quarter of 2002.

     DCS Partnership. In 1994, we purchased a limited partner interest in the DCS Partnership. In September of 2000, BellSouth purchased our interest for $39.2 million.

     Passive Investments. Our passive investments consist of equity interests in several private and public companies. We own 3.8% of ITC Holding Company, which participated in the formation of a number of successful telecommunications companies, including ITC-DeltaCom, Inc. (Nasdaq: "ITCD"), Powertel, Inc.(Nasdaq:
"PTEL"), subsequently acquired by Deutsche Telekom AG's U.S. VoiceStream Wireless unit, and MindSpring Enterprise, Inc., subsequently acquired by EarthLink (Nasdaq: "ELNK").

     As a result of the corporate reorganization of ITC Holding Company in 1997, we received shares of ITC-DeltaCom and currently own more than 800,000 shares of ITC-DeltaCom. During 2000, ITC Holding announced a further reorganization pursuant to which we received 1.6 million shares of Knology, Inc. in April 2000, in a tax-free spin-off. To maintain the tax-free nature of this transaction, we, and other ITC Holding Company shareholders, have agreed not to sell or transfer the Knology shares for two years following the distribution date of the shares.

     In addition, we own approximately 220,000 shares of VeriSign, Inc. (Nasdaq:
"VRSN") (formerly Illuminet Holdings, Inc.). Our Illuminet shares were subject to certain sale restrictions that expired in

April 2000. We sold an aggregate of 400,000 shares of Illuminet/VeriSign from time to time during 2001 and expect to continue to sell shares, in 2002, as we deem appropriate.

     Also, from time to time we may invest in other public and private securities of companies we are familiar with and whose management teams we know. The telecommunications industry slow-down has affected our investments and the value of many of our investments may be affected by market conditions. We continually evaluate our investments and may make changes in our portfolio as we deem appropriate.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

     The telecommunications industry is subject to federal, state and local regulation. The application of these regulations to our business segments is discussed above. A more general description is set forth below.

     Legislative. Various pieces of state and federal legislation may, from time to time, have potential consequences on our operations. One of the most publicized recent items of federal legislation is H.R. 1542, commonly referred to as the Tauzin Dingell Bill. This bill is designed to provide enough deregulation to RBOC's to allow them to offer data and Internet services across LATA boundaries. The House of Representatives has passed this bill; however, for this to become law, the Senate would next need to pass similar legislation. There has been vocal opposition against this by certain key members of the Senate.

     Federal Regulations. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls. The Telecommunications Act of 1996 ("the Telecommunications Act") is intended to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Implementation of its legislative objectives is the task of the FCC, state public utilities commissions and a federal-state joint board. The Telecommunications Act makes all state and local barriers to competitive entry unlawful, whether they are direct or indirect. The Telecommunications Act directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations. Among the numerous and often changing FCC proceedings are its Implementation of the Local Competition Provisions of the Telecommunications Act of 1996 proceeding (CC Docket No. 96-98), its Deployment of Wireline Services Offering Advanced Telecommunications Capability proceeding (CC Docket No. 98-147), and at least four proceedings relating to universal service and access charge reform (CC Docket Nos. 94-1, 96-45, 96-262, 99-249).

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

     State and Local Regulation. We are also regulated by the North Carolina Utilities Commission and the Georgia Public Service Commission because we provide intrastate telephone services within North Carolina and Georgia. As a result, we must comply with North Carolina and Georgia pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. The rules and regulations are designed primarily to promote the public's interest in receiving quality telephone service at reasonable prices. Our networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city by city and county by county basis.

RISK FACTORS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the "Cautionary Note Regarding Forward-Looking Statements" section beginning on page 32.

     OUR SUCCESS DEPENDS UPON OUR ABILITY TO MANAGE OUR EXPANSION.

     Our ability to continue to expand and develop our business will depend on whether we can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     - acquire necessary equipment, software, and facilities, and integrate them into our systems,

     - evaluate markets,

     - monitor operations,

     - control costs,

     - maintain effective quality controls,

     - hire, train, and retain qualified personnel,

     - expand internal management,

     - obtain sufficient capital funding to support our business plan,

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

     The trend toward business combinations and strategic alliances within the telecommunications industry could further increase competition. In addition, the development of new technologies could increase competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to compete in many segments of the telecommunications industry, including segments in which we participate and expect to participate. This expansion, should it occur, may result in more participants than can ultimately be successful in a given market.

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

     WE MUST ADAPT TO RAPID TECHNOLOGICAL CHANGE.

     The telecommunications industry is subject to rapid and significant changes in technology, and we rely on third parties for the development of and access to new technology. The effect of technological changes on our business cannot be predicted. We believe our future success will depend, in part, on our ability to anticipate or react appropriately to such changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms. Our failure to obtain access to or properly utilize this new technology could have a material adverse effect on our business and the price of our Common Stock.

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

     THE SUCCESS OF OUR INTERNET AND DATA SERVICES BUSINESS DEPENDS ON MAINTAINING "PEERING" AND OTHER ARRANGEMENTS.

     The profitability of our Internet and data services, such as Internet access, may be adversely affected if we are unable to maintain "peering" arrangements with Internet service providers on favorable terms. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a "peering" basis. This means that each Internet service provider accepted traffic routed to Internet addresses on their system from their "peers" on a reciprocal basis, without payment of compensation. Recently, Internet service providers have been restricting the use of peering arrangements with other providers and have been imposing charges for accepting traffic from providers other than their "peers." Although we currently have peering arrangements with national Internet backbone providers, we cannot assure you that we will be able to maintain "peer" status with these providers, or that we will be able to terminate traffic on their networks at favorable prices. A failure to maintain adequate and favorable "peering" arrangements may have a material adverse effect on our Internet and data services business and the price of our Common Stock.

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

     - sales by our current shareholders of large amounts of our Common Stock,

     - new legislation or regulation,

     - variations in our revenue, net income and cash flows,

     - the difference between our actual results and the results expected by investors and analysts,

     - announcements of unfavorable financial or operational performance for other telecommunications companies,

     - announcements of new service offerings, marketing plans or price reductions by us or our competitors,

     - technological innovations, and

     - mergers, acquisitions or strategic alliances.

     Further, stock markets have recently experienced significant price and volume fluctuations. General market conditions, poor financial performance, and bankruptcy announcements by other telecommunications companies have resulted in fluctuations in the market prices of the stocks of many companies in our sector that may not have been directly related to the operating performance of those companies. These market fluctuations may materially adversely affect the price of our Common Stock.

     OUR INVESTMENTS IN MARKETABLE SECURITIES AND UNCONSOLIDATED COMPANIES MAY NOT BE SUCCESSFUL.

     We purchase investments in marketable securities, which may have significant price fluctuations from period to period that may have a material adverse impact on our financial results.

     We also purchase investments in companies who are not publicly traded. We generally carry these investments at their cost of investment. The success or failure of these companies and the resultant effect on our carrying value for these investments in unconsolidated companies may have a material adverse impact on our financial results.

     OUR USE OF WIRELESS SPECTRUM FOR WAVETEL'S COMMERCIAL TRIAL MAY NOT BE SUCCESSFUL

     The commercial trial operated by WaveTel for wireless broadband service has no guarantee of success. Although our trial is progressing well, if it were to fail completely and we wrote-off the balance of equipment and other assets utilized in the operations, we would incur a charge of approximately $7.0 million based on the value of the assets as of December 31, 2001.

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

     ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF SHAREHOLDERS TO EFFECT A CHANGE IN CONTROL OF CT COMMUNICATIONS.

     Our articles of incorporation and bylaws contain provisions for staggered terms of directors, removal of directors for cause only, supermajority voting for certain business combinations and the availability of authorized but unissued shares of Common Stock. Also, we have adopted a shareholders' rights plan in which each stockholder is entitled to purchase additional shares of Common Stock at a specified purchase price upon the occurrence of certain events related to a potential change in our control. These provisions may have the effect of deterring transactions involving a change in our control or management, including transactions in which shareholders might receive a premium for their shares.

EMPLOYEES

     At December 31, 2001, we had approximately 720 employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

EXECUTIVE OFFICERS OF CT COMMUNICATIONS

     The following is a list of our executive officers as of March 1, 2002, including such person's name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.

     Michael R. Coltrane, age 55, has been President, Chief Executive Officer and a director since 1988. During 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Prior to joining us in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is Vice Chairman of Maxcom Telecomunicaciones, S.A. de C.V., a director of the general partner of Palmetto MobileNet, L.P., a director of Northeast Medical Center, Vice Chairman of First Charter Corporation, the parent company of First Charter National Bank, and past Chairman of the United States Telecom Association.

     Barry R. Rubens, age 42, has been a Senior Vice President, the Chief Financial Officer, Secretary and Treasurer since 1995. He was Vice President-External Affairs from 1992 to 1995. Mr. Rubens serves as a an alternate director of Maxcom, as a director of AvidXchange and as an officer and board member of Wireless One of North Carolina, LLC. Prior to joining us, Mr. Rubens was a senior manager with Ernst & Young's telecommunications practice in Washington, D.C.

     Michael R. Nash, age 49, has been a Senior Vice President since January 1999 and has primary responsibility for our network technology and network operations. He serves on the board of directors of the Cabarrus Economic Development Committee and of the Alliance for Telecommunications Industry Solutions. From 1995 to 1998, he was a Vice President of Standard Telephone Company. From 1974 to 1995, he was an operations director of BellSouth Telecommunications, Inc.

     Amy M. Justis, age 37, has been Vice President of Finance since September 1999. From March 1999 to September 1999, she was the Director of Finance of the Network and Carrier Services Division (North Operations) of BellSouth Telecommunications, Inc. From 1994 to March 1999, she was the Manager of Finance of the Network and Carrier Services Division of BellSouth Telecommunications, Inc.

ITEM 2.  PROPERTIES

     Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, radio transmitting equipment and other equipment. We own approximately 16 acres of land between Copperfield Boulevard and Interstate 85 in Concord. Our principal executive offices are in our new Corporate Center that is located on this property. Construction of this four-story, 118,000 square foot building began in 2000 and was occupied beginning in March of 2002. Space in this facility has been reserved for future growth. Two additional buildings were constructed at this site between 1996 and 1998. We also own a building on Cabarrus Avenue East in Concord. This facility, our former headquarters location, was built in 1956 and expanded in 1967. More recently, in 1999 and 2000 we made substantial interior renovations to the Cabarrus Avenue facility. This building has approximately 53,000 square feet of floor space.

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

     In connection with our wireless operations, we have entered into six real property leases to house our retail outlets in Concord, Concord Mills Mall, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. We also lease office space on Cabarrus Avenue West, Copperfield Boulevard and Penny Lane, Northeast, in Concord, North Carolina, and on University Executive Drive, Fairview Plaza and East Ninth Street in Charlotte, North Carolina. Several of these leases will expire in conjunction with the move to the new Corporate Center. Our CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to our operations or financial condition.

     As of December 31, 2001, 17% of our telephone plant in service was represented by land, buildings and general equipment; 39% by central office equipment including wireless cell sites and equipment; and 36% by wires, cables, conduits, poles and related equipment. These connecting lines, poles, wires, cables, and conduits and related equipment are located on streets and public highways that we do not own, pursuant to consents of various governmental bodies or to leases, permits, easements, agreements, or licenses, express or implied through use without objection by the owners.

     We utilize approximately 161 motor vehicles in our operations, all but 3 of which we own.

ITEM 3.  LEGAL PROCEEDINGS

     CT Communications is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

     The following table shows the high and low closing sales prices per share of our Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH     LOW
                                                              ------   -----
Year Ended December 31, 2000
  First Quarter.............................................  $31.08   24.74
  Second Quarter............................................   31.65   20.97
  Third Quarter.............................................   30.16   20.14
  Fourth Quarter............................................   20.57   14.00
Year Ended December 31, 2001
  First Quarter.............................................   18.50   11.00
  Second Quarter............................................   18.56   11.19
  Third Quarter.............................................   21.00   13.17
  Fourth Quarter............................................   18.95   13.50

     We paid the following cash dividends per share during the past two calendar years:

                                                              DIVIDEND
                                                              --------
Year Ended December 31, 2000
  First Quarter.............................................   $0.065
  Second Quarter............................................    0.065
  Third Quarter.............................................    0.065
  Fourth Quarter............................................    0.065
Year Ended December 31, 2001
  First Quarter.............................................    0.065
  Second Quarter............................................    0.065
  Third Quarter.............................................    0.065
  Fourth Quarter............................................    0.065

     Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate. We may not pay dividends on our Common Stock if any dividends on our Preferred Stock are in arrears.

     The number of holders of record of our Common Stock as of March 20, 2002, was 1,906. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

     The foregoing stock prices and dividend amounts have been adjusted to reflect the two-for-one stock dividend on April 5, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data. We derived the data as of and for the five years ended December 31, 2001, 2000, 1999, 1998, and 1997 from our audited consolidated financial statements and related notes. This data should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2001, 2000, and 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                           YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------
                                       2001           2000           1999           1998           1997
                                   ------------   ------------   ------------   ------------   ------------
Income Statement Data
  Operating revenues.............  $134,612,111   $115,655,333   $105,591,594   $ 91,725,394   $ 78,483,514
  Operating expenses.............   129,461,103    102,001,696     83,223,191     70,272,414     58,390,372
                                   ------------   ------------   ------------   ------------   ------------
    Operating income.............     5,151,008     13,653,637     22,368,403     21,452,980     20,093,142
  Other income (expense)(1)(3)...    (3,225,034)    54,354,389     16,397,523        855,899      1,645,866
  Income taxes...................    (1,756,932)   (27,228,578)   (15,697,657)    (8,926,469)    (7,898,159)
                                   ------------   ------------   ------------   ------------   ------------
Net income.......................       169,042     40,779,448     23,068,269     13,382,410     13,840,849
  Dividends on preferred stock...        24,918         25,518         26,210         28,457         73,073
                                   ------------   ------------   ------------   ------------   ------------
Earnings for common stock........  $    144,124   $ 40,753,930   $ 23,042,059   $ 13,353,953   $ 13,767,776
                                   ============   ============   ============   ============   ============
Basic Per Share Data(2)
  Weighted average common shares
    outstanding..................    18,816,047     18,833,807     18,705,886     18,454,032     18,152,422
  Earnings.......................  $       0.01   $       2.16   $       1.23   $       0.72   $       0.76(1)
Diluted Per Share Data(2)
  Weighted average common shares
    outstanding..................    18,860,280     18,930,980     18,857,726     18,553,008     18,222,878
  Earnings.......................  $       0.01   $       2.15   $       1.22   $       0.72   $       0.76(1)
Dividends Per Share(2)...........  $       0.26   $       0.26   $       0.26   $       0.24   $       0.24
Balance Sheet Data (end of
  period)
  Book value -- year end.........  $       8.71   $       9.28   $       9.32   $       6.41   $       5.31
  Total assets...................  $308,339,218   $259,522,281   $257,695,210   $183,634,358   $147,339,429
  Long-term debt (excluding
    current maturities)..........  $100,000,000   $ 34,000,000   $ 20,000,000   $ 20,000,000   $ 11,239,000
  Redeemable preferred stock
    (excluding current
    maturities)..................  $     87,500   $    100,000   $    112,500   $    125,000   $    137,500

---------------

(1) Other income in 1997 includes an extraordinary item of $2,239,045, net of income taxes of $1,493,312 (or $0.12 per basic and diluted share), because of the discontinuance of SFAS No. 71.
(2) Share data is based on the weighted average number of shares outstanding after giving retroactive effect to a 3-for-2 stock dividend effective August 1, 1997, the Recapitalization effective January 28, 1999 and the 2-for-1 stock dividend effective April 5, 2000. Dividends declared have been restated to give retroactive effect to these events.

(3) Other expense in 2001 includes $14.9 million in impairment charges relating to the write-down of Maxcom and several securities to their estimated net realizable value.

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

     We have worked to expand our ILEC business in recent years by adding additional telecommunications services to our integrated service packages, emphasizing customer service and taking advantage of the strong demographic growth in our service area. Another key component to our business strategy is to grow our CLEC, Greenfield, Internet and data services, and digital wireless businesses. We significantly expanded our Internet and data services during the last four years through our acquisitions of Vnet, WebServe, and several other local Internet providers. During 2001, we expanded our wireless business through the partitioning of our area of the Cingular digital network. Additionally, our Greenfield operation continues to expand through additional preferred provider agreements with developers and builders.

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

     Our primary focus is to maximize our ILEC business in our current markets by cross-selling integrated products and packages and growing our customer base through our CLEC, Greenfield, Internet and data services, and digital wireless businesses. We will also consider strategic acquisitions and investments as opportunities arise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     CT Communications' discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continuously evaluates its estimates, including those related to bad debts, investments, intangible assets, income taxes, financing operations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company holds investments in various companies having operations primarily within telecommunications, some of which are publicly traded and have highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company amortizes intangible assets over their estimated useful lives. Estimated useful lives utilized by the Company and related amortization are subject to change based on economic conditions and accounting rules. In the event that economic factors or accounting rules change, annual amounts amortized may increase or decrease. The Company depreciates assets over their determinable estimated useful lives. Useful lives are periodically reviewed, along with retirements, salvage values, and obsolescence to determine any potential adjustment in the useful lives of assets. The Company adjusts the useful lives as appropriate. In addition, the Company periodically reviews the carrying value of assets for impairment by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets.

     During 2001 we managed our internal financial reporting along certain business segments. We have identified those six that are reportable segments under generally accepted accounting principles. Beginning on January 1, 2001 we began segregating CLEC and Greenfield. Prior to that date, Greenfield was included within CLEC. When comparing results, CLEC and Greenfield should be combined for 2001 for comparability with 2000 and 1999 presentation. Selected data by business segment, excluding intersegment revenue and expense, was as follows for the years ended December 31, 2001, 2000, and 1999:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING REVENUES:
  ILEC......................................................  $ 82,664   $ 82,353   $ 76,653
  CLEC......................................................     9,302      4,447      2,613
  Greenfield................................................     1,800         --         --
  Long distance services....................................    13,572     13,832     14,291
  Internet and data services................................     9,426      6,899      5,717
  Digital wireless services.................................    17,826      7,674      5,193
  Other.....................................................        23        450      1,125
                                                              --------   --------   --------
     Consolidated operating revenues........................  $134,612   $115,655   $105,592
                                                              ========   ========   ========

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING EXPENSES (EXCLUDING DEPRECIATION AND
  AMORTIZATION):
  ILEC......................................................  $ 42,977   $ 42,209   $ 41,931
  CLEC......................................................    16,550     14,047      4,870
  Greenfield................................................     4,944         --         --
  Long distance services....................................     6,382      7,896      8,619
  Internet and data services................................     9,818      7,225      5,320
  Digital wireless services.................................    15,086      9,441      6,866
  Other.....................................................     9,143      2,473        493
                                                              --------   --------   --------
     Consolidated operating expenses (excluding depreciation
       and amortization)....................................  $104,900   $ 83,291   $ 68,099
                                                              ========   ========   ========
OPERATING EBITDA(1):
  ILEC......................................................  $ 39,687   $ 40,144   $ 34,722
  CLEC......................................................    (7,248)    (9,600)    (2,257)
  Greenfield................................................    (3,144)        --         --
  Long distance services....................................     7,190      5,936      5,672
  Internet and data services................................      (392)      (326)       397
  Digital wireless services.................................     2,740     (1,767)    (1,674)
  Other.....................................................    (9,120)    (2,023)       633
                                                              --------   --------   --------
     Consolidated EBITDA....................................  $ 29,712   $ 32,364   $ 37,493
                                                              ========   ========   ========
OPERATING INCOME:
  ILEC......................................................  $ 22,731   $ 25,149   $ 21,872
  CLEC......................................................    (9,093)   (10,750)    (2,498)
  Greenfield................................................    (4,150)        --         --
  Long distance services....................................     5,997      4,812      4,836
  Internet and data services................................    (2,661)    (1,691)      (530)
  Digital wireless services.................................     2,072     (1,823)    (1,737)
  Other.....................................................    (9,745)    (2,044)       425
                                                              --------   --------   --------
     Consolidated operating income..........................  $  5,151   $ 13,654   $ 22,368
                                                              ========   ========   ========
CAPITAL EXPENDITURES:
  ILEC......................................................  $ 40,237   $ 35,635   $ 22,338
  CLEC......................................................     3,379     14,830      3,272
  Greenfield................................................     9,995         --         --
  Long distance services....................................       433      1,504        434
  Internet and data services................................     2,420      1,386      1,144
  Digital wireless services(2)..............................       812         15         82
  Other.....................................................     6,916        719        314
                                                              --------   --------   --------
     Consolidated capital expenditures......................  $ 64,192   $ 54,089   $ 27,584
                                                              ========   ========   ========

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
NET PLANT & EQUIPMENT:
  ILEC......................................................  $148,099   $125,103   $102,628
  CLEC......................................................    14,395     18,283      4,667
  Greenfield................................................    14,357         --         --
  Long distance services....................................     4,195      4,955      4,528
  Internet and data services................................     3,676      2,346      1,504
  Digital wireless services.................................     8,037        205        200
  Other.....................................................     5,928        892        648
                                                              --------   --------   --------
     Consolidated net plant and equipment...................  $198,687   $151,784   $114,175
                                                              ========   ========   ========
SUMMARY CONSOLIDATED CASH FLOW DATA:
  Net cash provided by operating activities.................  $ 18,801   $  4,704   $ 18,092
  Net cash used in investing activities.....................   (72,318)   (12,779)   (15,662)
  Net cash provided by (used in) financing activities.......    53,854     14,574     (3,794)

---------------

(1) Operating EBITDA represents earnings before other income (expense), interest, income taxes, depreciation and amortization and is commonly used in the telecommunications industry to analyze companies on the basis of operating performance and liquidity. Operating EBITDA is presented because management believes it provides financial results for the core operations of each business entity or segment and, as a result, excludes non-operating activities such as investment income. Management believes that investors may use this data to analyze and compare other communications companies with us in terms of operating performance and liquidity. Operating EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, or for cash flow as a measure of liquidity. Operating EBITDA, as calculated by us, is not necessarily comparable to similarly captioned amounts of other companies.
(2) Capital expenditures in 2001 for digital wireless services do not include $23.2 million paid during the year for partitioning of the Company's portion of the Cingular digital network which was accounted for as an acquisition.

RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

     Consolidated. Operating revenues increased $19.0 million or 16.4% for the year ended December 31, 2001 when compared to 2000. The increase in revenues is primarily due to increases in digital wireless, CLEC, and Internet and data services. See the following discussions by business unit for more detail.

     Operating expenses, exclusive of depreciation and amortization, increased $21.6 million or 25.9% for the year ended December 31, 2001 when compared to 2000.

     Depreciation expense increased $5.9 million or 31.3% to $24.6 million for the year ended December 31, 2001 when compared to 2000. This increase reflects an increase in the depreciable assets acquired as part of the capital program over the past three years. All business units except long distance experienced growth in depreciation, with CLEC, Greenfield, digital wireless and internet and data services experiencing the largest percentage growth due to capital requirements for growth and expansion of these units.

     ILEC. Excluding intersegment revenues, ILEC revenue was $82.7 million, a $0.3 million or 0.4% increase over 2000. We experienced revenue growth due to a small access line increase, increased local access revenue, additional custom call feature and pay per use revenue, DSL revenues, as well as increased access revenue. Lower equipment sales in 2001 compared with 2000 partially offset these increases. Equipment sales during 2001 were affected by the slowing economy as businesses postponed purchases.

     Excluding intersegment expenses, ILEC expenses were $43.0 million, consistent with amounts for the year ended December 31, 2000. During the first quarter 2001 our ILEC incurred a $1.1 million charge related to an early retirement plan offered within the network group.

     CLEC. CLEC operating revenues were $9.3 million, representing a $4.9 million or 109.2% increase over last year. The increase is due to the additional CLEC access lines placed in service during the past twelve months as we have continued our steady growth within the Charlotte and Greensboro, North Carolina markets. Billed line revenue was $6.4 million and access revenue was $2.5 million for the year. At December 31, 2001 we had over 20,000 CLEC lines in service, an increase of more than 9,700 from December 31, 2000. Greenfield operations were included within the CLEC prior to 2001.

     CLEC operating expenses were $16.6 million compared with $14.0 million during 2000. CLEC operating expenses continued growing throughout 2001 due to the CLEC expansion. The growth in 2001 was lower than in 2000 due to more steady expansion and the decision not to expand into the Raleigh, North Carolina market. The Company made the decision not to expand to Raleigh early in 2001, resulting in a restructuring charge of $0.8 million (See restructuring discussion in Note 11 of the Consolidated Financial Statements included in Part IV, Item 14(a)(i) of this report.)

     Greenfield. Greenfield revenues for 2001 were $1.8 million. This revenue is primarily attributable to access lines located at Concord Mills Mall in Concord, North Carolina. Revenues included $1.1 million in line revenue and $0.5 million in access revenue for the year. In November 2001, service began to approximately 830 access lines located at Discover Mills Mall outside Atlanta, Georgia. In total, Greenfield had 3,253 lines in service as of December 31, 2001. To date we have signed more than 50 agreements with residential and business developments located in Charlotte and Raleigh, North Carolina to provide preferred telecommunications service.

     Greenfield operating expenses were $4.9 million during 2001. These costs were associated with operating its existing access lines at December 31, 2001 as well as the sales effort to sign additional preferred telecommunications provider agreements.

     Long Distance. Long distance services (LD) revenue was $13.6 million, which is comparable to revenue during 2000. During 2001, we experienced an increase in customers and minutes. However, revenue remained flat due to continued introduction of more competitive rate plans that follow the industry trend of lower calling prices. The average revenue per minute has declined from 2000 to 2001. We expect long distance revenue to remain steady as decreasing rate plans offset customer and minute increases.

     Long distance services operating expenses were $6.4 million, a $1.5 million or 19.2% decrease over the year ended December 31, 2000. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts. These lower rates more than offset the decrease in revenue rates charged under the new customer service plans discussed above.

     Internet and Data Services. Internet and data services (ISP) revenue contributed $9.4 million for the year ended December 31, 2001, an increase of $2.5 million or 36.6% over 2000. This increase was driven by an increase in customers for DSL and high speed access product offerings and the integration of WebServe for the full calendar year 2001. WebServe was acquired December 31, 2000 and contributed $1.8 million in revenues during 2001. During the second quarter of 2001, revenue from high speed and DSL accounts surpassed the revenue from traditional dial-up for the first time. DSL subscribers have increased throughout 2001 while traditional dial-up customers have been decreasing. Many of our dial-up customers terminating their service are choosing to migrate to our higher speed product offerings.

     Internet and data services operating expenses were $9.8 million, a $2.6 million or 35.9% increase over the same period last year. This increase was mainly due to inclusion of WebServe for the full year, as well as expenses associated with the increase in DSL customers and marketing increases in support of DSL customer acquisition.

     Digital Wireless. Customer growth during 2001 allowed the digital wireless services unit (DCS) to record operating income for 2001, a major turning point for the business unit. DCS contributed $17.8 million to revenue, a $10.2 million or 132.3% increase over the year ended December 31, 2000 due to the significant increase in customers. During 2001, we added approximately 4,300 net post-pay wireless customers and acquired approximately 13,000 additional post-pay wireless customers through the partitioning of our portion of the Cingular Wireless digital network in June 2001. See discussion in Note 4 of the Consolidated Financial Statements included in Part IV, Item 14(a)(i) of this report.

     Operating expenses for the DCS unit are primarily cost of service, customer acquisition costs, airtime charges, and equipment. The increase in customers has also resulted in increased expenses, although not at the same rate as revenue growth. DCS operating expenses were $15.1 million, a $5.6 million or 59.8% increase over 2000. Also included in operating expenses for the year were some additional expenses associated with ensuring a smooth transition of partitioned customers.

     Other Business Units. Revenue from other business units decreased from $0.5 million during 2000 to $0.02 million during 2001. The decrease is primarily attributable to the termination of services provided to Maxcom during 2000 that were not repeated in 2001. Amounts recorded in 2001 relate to WaveTel's wireless broadband commercial trial in Fayetteville, North Carolina.

     Operating expenses for the other units increased $6.7 million due almost exclusively to WaveTel expenses on the commercial trial in Fayetteville. WaveTel's expenses also included $1.5 million of restructuring charges associated with the decision to stop expansion of the commercial trial into other areas of North Carolina.

     Other Income. Other income (expenses) decreased $57.6 million when compared to the year ended December 31, 2000. This decrease resulted from the following:

     - A $39.2 million pre-tax gain from the sale of our 1.96% interest in the BellSouth DCS Partnership during 2000,

     - $11.3 million pre-tax income from sales of Illuminet stock in 2001 compared with $11.4 million pretax income from sales of ITC-DeltaCom and Illuminet stock in 2000,

     - $13.4 million pre-tax loss recognized in the fourth quarter of 2001 due to the write-down of Maxcom,

     - $1.5 million pre-tax loss on marketable securities written down to net realizable value during the third and fourth quarters of 2001,

     - Income from the Palmetto MobileNet cellular partnership of $4.3 million for the year ended December 31, 2001 compared with $5.8 million in 2000, and

     - Higher other expenses, primarily due to a $2.1 million increase in interest expense during 2001.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

     Consolidated. Operating revenues increased $10.0 million or 9.5% for the year ended December 31, 2000 when compared to 1999.

     Operating expenses, exclusive of depreciation and amortization, increased $13.3 million or 19.6% for the year ended December 31, 2000 when compared to 1999.

     Depreciation expense increased $3.6 million or 23.7% to $18.7 million for the year ended December 31, 2000 when compared to 1999. This increase reflects an increase in the depreciable assets.

     ILEC. Excluding intersegment revenues, ILEC revenue was $82.4 million, a $5.7 million or 7.4% increase over 1999, primarily resulting from increased access revenue. The two primary factors behind increased access revenue were an increase in minutes and an increase in local revenue based on access line growth of 5% from December 31, 1999 to December 31, 2000. Custom call features revenue increased

15% due to increased telemarketing and sales efforts. Higher equipment sales also contributed to the increase.

     Excluding intersegment expenses, ILEC expenses were $42.2 million, consistent with amounts for the year ended December 31, 1999.

     CLEC. CLEC operating revenues were $4.4 million, representing a $1.8 million or 70.2% increase over 1999. The increase was due to the additional CLEC access lines placed in service during 2000 as we continued our expansion into the Charlotte and Greensboro, North Carolina markets. At December 31, 2000 we had over 11,800 CLEC lines in service, an increase of more than 8,000 from December 31, 1999. CLEC results for 2000 and 1999 included Greenfield operations. Greenfield was not tracked separately until January 1, 2001.

     CLEC operating expenses were $14.0 million compared with $4.9 million during 1999. CLEC operating expenses increased significantly in 2000 due to expansion of the CLEC.

     Long Distance. Long distance services (LD) revenue was $13.8 million, which is comparable to revenue during 1999. Despite the increase in the number of pre-subscribed access lines and a corresponding increase in minutes, revenue remained flat due to the introduction of new, more competitive long distance price plans in the fourth quarter of 1999. These plans resulted in a decline in the average revenue per minute.

     Long distance services operating expenses were $7.9 million, a $.7 million or 8.4% decrease over the year ended December 31, 1999. This decrease was mainly due to a decline in carrier transport and termination expense due to lower rates on negotiated contracts.

     Internet and Data Services. Internet and data services (ISP) revenue contributed $6.9 million for the year ended December 31, 2000, an increase of $1.2 million or 20.7% over 1999. This increase was driven by an increase in customers across all service offerings within the segment, particularly DSL customers. Additionally, 1,845 customers were added in February 2000 through the acquisition of Internet of Concord.

     Internet and data services operating expenses were $7.2 million, a $1.9 million or 35.8% increase over 1999. This increase was mainly due to the increase in ISP customers and additional personnel added during 2000.

     Digital Wireless. Digital wireless services (DCS) contributed $7.7 million to revenue, a $2.5 million or 47.8% increase over the year ended December 31, 1999, due to an increased number of customers. During 2000, our wireless customers increased by 5,600, including prepaid, to more than 16,300. Much of this growth has come as a result of the strong residential and business development within our service area.

     Digital wireless services operating expenses were $9.4 million, a $2.6 million or 37.5% increase over 1999. This increase was mainly due to the costs associated with the increase in wireless subscribers.

     Other Income. Other income (expenses) increased $36.1 million when compared to the year ended December 31, 1999. This increase results from the following:

     - A $39.2 million pre-tax gain from the sale of our 1.96% interest in the BellSouth DCS Partnership,

     - $11.4 million pretax income from sales of ITC-DeltaCom and Illuminet stock in 2000, compared with $15.8 million pretax income from sales of ITC-DeltaCom in 1999,

     - Income from the Palmetto MobileNet cellular partnership of $5.8 million for the year ended December 31, 2000 compared with $4.8 million in 1999, and

     - Higher other expenses, primarily due to a $0.8 million increase in interest expense during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We had net cash provided by operating activities for the year ended December 31, 2001 of $18.8 million. Our primary use of cash during this period was for additions to our telephone plant of $64.2 million, purchases of investment securities of $2.5 million, purchase of wireless spectrum of $3.2 million, acquisitions of $23.2 million, repurchase of common stock of $2.4 million, and payment of dividends of $4.9 million. Our sources of cash for the period included the $18.8 million of operating cash, $61 million of borrowings, $7.0 million of partnership distributions, and $13.9 million proceeds from securities sales.

     Working capital was $19.1 million on December 31, 2001, compared to $8.7 million at December 31, 2000. Current assets increased by $6.2 million in the year ended December 31, 2001 primarily due to increases in accounts receivable, income taxes receivable, and materials. Current liabilities decreased $4.1 million in the year ended December 31, 2001 due to an decrease in accounts payable and repayment of $5.0 million of short-term borrowings, offset by increases in accrued pension cost and accrued payroll.

     We have significant cash requirements due to growth in our service area, planned improvements to our existing plant and equipment, and our geographic expansion. Capital expenditures for the year ended December 31, 2001 and December 31, 2000 were $64.2 million and $54.1 million, respectively, for construction on a new corporate center, network improvements, including upgrades to the switching platform, CLEC expansion, Greenfield expansion, and improvements in the outside plant including poles, aerial cable and buried cable.

     Our capital expenditures in 2002 are expected to be approximately $53 million, as follows:

     - $8.4 million for completion of our new corporate center,

     - $22.6 million for ILEC network facilities, outside plant, network switching, and other telecommunications assets,

     - $3.2 million for CLEC network expansion,

     - $9.9 million for new Greenfield projects,

     - $2.2 million for management information systems hardware and software upgrades and additions,

     - $4.2 million for electronics and other equipment associated with the expansion of existing and the addition of new DCS wireless cell sites,

     - $2.2 million for Internet and high speed data services equipment, and

     - $0.2 million for long distance services equipment.

     Other anticipated uses of cash in 2002 include additional investments in unconsolidated companies and marketable securities. We expect to fund these costs through cash from operations, sales of marketable securities, and additional borrowings under our credit facility.

     We have an unsecured revolving credit facility with Co-Bank for $90.0 million, of which $50 million was outstanding on December 31, 2001. The interest rate on the credit facility is variable based on LIBOR plus a spread based on financial ratios including debt to EBITDA. The LIBOR interest rate on December 31, 2001 was approximately 1.9% and the applicable spread was 1.25%. The credit facility provides for quarterly payments of interest until maturity in April 2006. We have entered into interest rate swap transactions to fix $20.0 million of the outstanding principal at rates of 5.9%, 4.53% and 3.81% plus a spread, currently 1.25%. In addition, we have a $10.0 million revolving credit facility with First Charter Bank at interest rates not to exceed a specified prime rate minus 1.5%. As of December 31, 2001, we had no amounts outstanding under the First Charter Bank facility.

     We also have a $50 million senior unsecured 14-year term loan with Co-Bank. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014.

     We believe our existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy our anticipated working capital and capital expenditure requirements for the foreseeable future.

ACCOUNTING CONSIDERATIONS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $1.2 million in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, the Company had goodwill of approximately $10.0 million. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also establishes requirements for recognition and measurement of impairment losses on certain long-lived assets to be held or used. SFAS No. 144 is effective January 1, 2002. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position and does not expect that adoption will have a material impact.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The effective date for SFAS No. 133 is for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. The Company adopted the standard effective January 1, 2001 and it did not have a material impact on the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain "forward-looking statements," as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements are:

     - our ability to respond effectively to the sweeping changes in industry conditions created by the Telecommunications Act and related state and federal legislation and regulations,

     - our ability to recover the substantial costs to be incurred in connection with the implementation of our various new businesses,

     - our ability to retain our existing customer base against local and long distance service competition, and to market such services to new customers,

     - the performance of our investments,

     - our ability to effectively manage rapid changes in technology, and

     - our ability to effectively respond to the actions of our competitors.

     These forward-looking statements are principally contained in the following sections of this report:

     - Item 1. Business; and

     - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In some cases, in those and other portions of this report, these forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," or "potential" or the negative of these words or other comparable words.

     In making forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements should be viewed with caution.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have an unsecured revolving credit facility with a syndicate of banks for $90.0 million, of which $50.0 million was outstanding on December 31, 2001 and an unsecured term loan of $50.0 million. The interest rate of the term loan is fixed at 7.32%. The interest rate on the revolving credit facility is variable based on LIBOR plus a spread based on our ratio of debt to EBITDA. The interest rate was approximately 3.2% with the spread on December 31, 2001. We have entered into three interest rate swap transactions to establish a fixed rate of interest on $20.0 million of the outstanding principal as of December 31, 2001. The interest rate swaps will protect us, to the extent of $20.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects us to above market interest costs if interest rates decline. We believe that reasonably foreseeable movements in interest rates will not have a material adverse effect on our financial condition or operations. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition.

     Additional information regarding the interest rate swap agreements is contained in Note 6 "Debt Instruments" and Note 7 "Derivative Financial Instruments" of the Consolidated Financial Statements included in Part IV, Item 14(a)(1) of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages F-1 through F-39 of this report. The selected quarterly financial data required by this Item is included in Note 17 of our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, "Business -- Executive Officers of CT Communications" of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders under the captions "Election of Directors -- Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation," respectively, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders under the captions "Principal Shareholders" and "Management Ownership of Common Stock," respectively, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is set forth in the Proxy Statement for our 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

          (1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

        - Report of Independent Public Accountants;

        - Consolidated balance sheets as of December 31, 2001 and 2000;

        - Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999;

        - Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999;

        - Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999;

        - Consolidated statements of comprehensive income for the years ended December 31, 2001, 2000 and 1999; and

        - Notes to consolidated financial statements for the years ended December 31, 2001, 2000 and 1999.

          (2) Consolidated Financial Statement Schedules: Financial statement schedules are omitted because the required information for Schedule II is included. All other financial statement schedules are not applicable.

          (3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-33 through F-51 of this report.

          (4) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2001.

     (c) Exhibits

     See (a)(4), above.

     (d) Financial statement schedules

     See (a)(2), above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CT COMMUNICATIONS, INC.

                                          By:    /s/ MICHAEL R. COLTRANE
                                            ------------------------------------
                                              Michael R. Coltrane
                                              Chairman of the Board of
                                              Directors,
                                              President and Chief Executive
                                              Officer

                                          Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 28, 2002.

                                          By:    /s/ MICHAEL R. COLTRANE
                                            ------------------------------------
                                              Michael R. Coltrane
                                              Chairman of the Board of
                                              Directors,
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

                                          By:    /s/ JOHN R. BOGER, JR.
                                            ------------------------------------
                                              John R. Boger, Jr.
                                              Director

                                          By: /s/ O. CHARLIE CHEWNING, JR.
                                            ------------------------------------
                                              O. Charlie Chewning, Jr.
                                              Director

                                          By:     /s/ WILLIAM A. COLEY
                                            ------------------------------------
                                              William A. Coley
                                              Director

                                          By:     /s/ RAYMOND C. GROTH
                                            ------------------------------------
                                              Raymond C. Groth
                                              Director

                                          By:    /s/ SAMUEL E. LEFTWICH
                                            ------------------------------------
                                              Samuel E. Leftwich
                                              Director

                                          By:     /s/ JERRY H. MCCLELLAN
                                              ----------------------------------
                                              Jerry H. McClellan
                                              Director

                                          By:       /s/ TOM E. SMITH
                                            ------------------------------------
                                              Tom E. Smith
                                              Director

                                          By:    /s/ PHIL W. WIDENHOUSE
                                            ------------------------------------
                                              Phil W. Widenhouse
                                              Director

                                          By:      /s/ BARRY R. RUBENS
                                            ------------------------------------
                                              Barry R. Rubens
                                              Senior Vice President, Treasurer,
                                              Secretary and Chief Financial
                                              Officer
                                              (Principal Financial Officer)

                                          By:       /s/ AMY M. JUSTIS
                                            ------------------------------------
                                              Amy M. Justis
                                              Vice President of Finance and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

                                          By:    /s/ CHRISTOPHER R. MAY
                                            ------------------------------------
                                              Christopher R. May
                                              Controller

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Articles of Incorporation of CT Communications, as amended.
               (Incorporated by reference to Exhibit 3.1 of CT
               Communications' Registration Statement on Form 8-A filed on
               January 28, 1999.)
    3.2        Bylaws of CT Communications, as amended. (Incorporated by
               reference to Exhibit 3.2 to CT Communications' Annual Report on Form 10-K dated March 26, 1999.)
    4.2        Amended and Restated Rights Agreement, dated as of January
               28, 1999 and effective as of August 27, 1998, between CT
               Communications and First Union National Bank, including the
               Rights Certificate attached as an exhibit thereto.
               (Incorporated by reference to Exhibit 4.2 of CT
               Communications' Registration Statement on Form 8-A filed on
               January 28, 1999).
    4.3        Specimen of Common Stock Certificate. (Incorporated by
               reference to Exhibit 4.1 of CT Communications' Registration
               Statement on Form 8-A filed on January 28, 1999.)
    4.4        The Company has certain long-term debt, but has not filed
               the instruments evidencing such debt as part of Exhibit 4
               because such instruments do not authorize the issuance of
               debt exceeding 10% of the total consolidated assets of CT
               Communications. The Company agrees to furnish a copy of such instruments to the Commission upon request.
    4.5        Credit Agreement, dated as of May 4, 2001, by and among CT
               Communications, the Subsidiary Borrowers referred to
               therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit
               10.1 of CT Communications' Quarterly Report on Form 10-Q
               dated August 14, 2001.)
   10.1        BellSouth Carolinas PCS Limited Partnership Agreement dated
               December 8, 1994. (Incorporated by reference to Exhibit
               10(h) to CT Communications' Amendment No. 1 to Annual Report
               Form 10-K/A dated July 14, 1995.)
   10.2        Limited Liability Company Agreement of Wireless One of North
               Carolina, L.L.C. dated October 10, 1995 by and among CT
               Wireless Cable, Inc., Wireless One, Inc. and O. Gene
               Gabbard. (Incorporated by reference to Exhibit 10.4 to CT
               Communications' Annual Report on Form 10-K dated March 31,
               1997.)
   10.3        1989 Executive Stock Option Plan dated April 26, 1989.
               (Incorporated by reference to Exhibit 10(d) to CT
               Communications' Annual Report Form 10-K dated March 29,
               1994.)
   10.4        Comprehensive Stock Option Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to CT
               Communications' Registration Statement on Form S-8 (No.
               33-59645) dated May 26, 1995.)
   10.5        Employee Stock Purchase Plan dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to CT
               Communications' Registration Statement on Form S-8 (No.
               33-59643) dated May 26, 1995.)
   10.6        Restricted Stock Award Program dated April 27, 1995.
               (Incorporated by reference to Exhibit 99.1 to CT
               Communications' Registration Statement on Form S-8 (No.
               33-59641) dated May 26, 1995.)
   10.7        Omnibus Stock Compensation Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.10 to CT
               Communications' Annual Report on Form 10-K dated April 9,
               1998.)
   10.8        1997 Employee Stock Purchase Plan dated April 24, 1997.
               (Incorporated by reference to Exhibit 10.11 to CT
               Communications' Annual Report on Form 10-K dated April 9,
               1998.)
   10.9        Change in Control Agreement, dated October 1, 1997, between
               CT Communications and Michael R. Coltrane. (Incorporated by
               reference to Exhibit 10.12 to CT Communications' Annual
               Report on Form 10-K dated April 9, 1998.)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.10       Change in Control Agreement, dated October 1, 1997, between
               CT Communications and Barry R. Rubens. (Incorporated by
               reference to Exhibit 10.13 to CT Communications' Annual
               Report on Form 10-K dated April 9, 1998.)
   10.11       Change in Control Agreement, dated October 1, 1997, between
               CT Communications and Nicholas L. Kottyan. (Incorporated by
               reference to Exhibit 10.14 to CT Communications' Annual
               Report on Form 10-K dated April 9, 1998.)
   10.12       Change in Control Agreement, dated October 1, 1997, between
               CT Communications and Thomas A. Norman. (Incorporated by
               reference to Exhibit 10.15 to CT Communications' Annual
               Report on Form 10-K dated April 9, 1998.)
   10.13       Change in Control Agreement, dated October 1, 1997, between
               CT Communications and Catherine A. Duda. (Incorporated by
               reference to Exhibit 10.16 to CT Communications' Annual
               Report on Form 10-K dated April 9, 1998.)
   10.14       Change in Control Agreement, dated as of June 22, 1998,
               between CT Communications and Richard L. Garner, Jr.
               (Incorporated by reference to Exhibit 10.14 to CT
               Communications' Annual Report on Form 10-K dated March 26,
               1999.)
   10.15       Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications' Annual
               Report on Form 10-K dated March 26, 1999.)
   10.16       Change in Control Agreement, dated as of December 30, 1998, between CT Communications and Charlotte S. Walsh.
               (Incorporated by reference to Exhibit 10.14 to CT
               Communications' Annual Report on Form 10-K dated March 26,
               1999.)
   10.17       Form of Supplemental Executive Retirement Plan, dated June
               27, 1997. (Incorporated by reference to Exhibit 10.17 to CT
               Communications' Annual Report on Form 10-K dated April 9,
               1998.)
   10.18       Contribution Agreement by and among Palmetto MobileNet,
               L.P., PMN, Inc., CT Communications and Ellerbe Telephone
               Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications' Annual Report on Form
               10-K dated April 9, 1998).
   10.19       Separation Agreement and Release, dated as of January 18,
               1999, between CT Communications and Nicholas L. Kottyan.
               (Incorporated by reference to Exhibit 10.14 to CT
               Communications' Annual Report on Form 10-K dated March 26,
               1999.)
   10.20       Employment Agreement, dated September 10, 1998, among CT
               Communications, CT Global Telecommunications, Inc. and
               Thomas A. Norman. (Incorporated by reference to Exhibit
               10.14 to CT Communications' Annual Report on Form 10-K dated
               March 26, 1999.)
   10.21       Change in Control Agreement, dated September 27, 1999,
               between CT Communications and Amy M. Justis. (Incorporated by reference to Exhibit 10.21 to CT Communications' Annual
               Report on Form 10-K dated March 27, 2000.)
   10.22       Change in Control Agreement, dated as of July 1, 1999,
               between CT Communications and John A. Goocher. (Incorporated by reference to Exhibit 10.22 to CT Communications' Annual
               Report on Form 10-K dated March 27, 2000.)
   10.23       Employment Agreement, dated as of April 18, 2000, between CT
               Communications and Thomas A. Norman. (Incorporated by
               reference to Exhibit 10.23 to CT Communications' Annual
               Report on Form 10-K dated March 30, 2001.)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.24       Severance Agreement and Release, dated as of December 24,
               2000, between CT Communications and Catherine A. Duda.
               (Incorporated by reference to Exhibit 10.24 to CT
               Communications' Annual Report on Form 10-K dated March 30,
               2001.)
   10.25       Change in Control Agreement, dated as of April 7, 2000,
               between CT Communications and George H. Sidman.
               (Incorporated by reference to Exhibit 10.25 to CT
               Communications' Annual Report on Form 10-K dated March 30,
               2001.)
   10.26       Amendment to the CT Communications, Inc. Omnibus Stock
               Compensation Plan, originally effective as of April 24,
               1997, dated as of February 22, 2001. (Incorporated by
               reference to Exhibit 10.26 on CT Communications' Annual
               Report on Form 10-K dated March 30, 2001.)
   10.27       Amendment to the CT Communications, Inc. 1995 Comprehensive
               Stock Option Plan dated as of February 22, 2001.
               (Incorporated by reference to Exhibit 10.27 to CT
               Communications' Annual Report on Form 10-K dated March 30,
               2001.)
   10.28       CT Communications, Inc. 2001 Stock Incentive Plan dated
               April 26, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications' Quarterly Report on Form 10-Q dated
               May 15, 2001)
   21          Subsidiaries of CT Communications.
   23.1        Consent of KPMG LLP.
   23.2        Consent of Bauknight Pietras & Stormer, P.A.
   23.3        Consent of Arthur Andersen LLP
   99          Letter of Quality Assurance by Arthur Andersen, LLP

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS INDEX
                        DECEMBER 31, 2001, 2000 AND 1999

(1)  Consolidated Financial Statements

     The following financial statements, together with independent auditors' report thereon, are included:

     - Independent Auditors' Report..............................  F-2

     - Consolidated balance sheets as of December 31, 2001 and
       2000......................................................  F-3

     - Consolidated statements of income for the years ended
       December 31, 2001, 2000, and 1999.........................  F-4

     - Consolidated statements of comprehensive income (loss) for the years ended December 31, 2001, 2000, and 1999.........  F-5

     - Consolidated statements of stockholders' equity for the
       years ended December 31, 2001, 2000, and 1999.............  F-6

     - Consolidated statements of cash flows for the years ended
       December 31, 2001, 2000, and 1999.........................  F-8

     - Notes to consolidated financial statements for the years ended December 31, 2001, 2000, and 1999.....................  F-9 to F-31

(2)  Consolidated Financial Statement Schedule

     The following financial statement schedule is included:

     - Schedule II -- Valuation and Qualifying Accounts..........  F-32

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Charlotte, North Carolina
February 22, 2002

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   8,396,860      8,060,015
  Accounts receivable, net of allowance for doubtful
    accounts of $744,682 at 2001 and $429,732 at 2000.......     21,102,252     18,797,133
  Other accounts receivable.................................        439,022        197,046
  Income taxes receivable...................................      2,442,720        977,477
  Materials and supplies....................................      4,519,718      3,476,188
  Deferred income taxes.....................................        293,103        231,125
  Prepaid expenses and other assets.........................      1,916,800      1,139,921
                                                              -------------   ------------
        Total current assets................................     39,110,475     32,878,905
                                                              -------------   ------------
Investment securities.......................................     14,046,861     24,200,094
Other investments...........................................        184,363        184,363
Investments in unconsolidated companies.....................     22,308,152     38,310,831
Property and equipment:
  Land, buildings, and general equipment....................     55,493,878     49,007,911
  Central office equipment..................................    132,700,260    105,679,164
  Poles, wires, cables and conduit..........................    121,138,173    106,279,321
  Construction in progress..................................     26,812,559     10,058,370
                                                              -------------   ------------
                                                                336,144,870    271,024,766
  Less accumulated depreciation.............................   (137,457,941)  (119,241,009)
                                                              -------------   ------------
        Net property and equipment..........................    198,686,929    151,783,757
                                                              -------------   ------------
Intangible and other assets, net............................     33,232,416     13,051,808
                                                              -------------   ------------
                                                              $ 307,569,196    260,409,758
                                                              =============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of redeemable preferred stock.............  $      12,500         12,500
  Accounts payable..........................................     10,233,035     11,142,108
  Short-term borrowings.....................................             --      5,000,000
  Customer deposits and advance billings....................      2,185,338      2,294,164
  Accrued payroll...........................................      3,068,221      1,968,699
  Accrued pension cost......................................      2,446,730      1,000,933
  Other accrued liabilities.................................      2,061,487      2,724,648
                                                              -------------   ------------
        Total current liabilities...........................     20,007,311     24,143,052
                                                              -------------   ------------
Long-term debt..............................................    100,000,000     34,000,000
                                                              -------------   ------------
Deferred credits and other liabilities:
  Deferred income taxes.....................................     11,746,554     14,670,226
  Investment tax credits....................................        459,540        574,425
  Postretirement benefits other than pension................     10,817,927     10,612,354
  Other.....................................................        896,388        942,686
                                                              -------------   ------------
                                                                 23,920,409     26,799,691
                                                              -------------   ------------
Redeemable preferred stock, 4.8% series; authorized 5,000
  shares; issued and outstanding 1,000 and 1,125 shares at
  2001 and 2000, respectively...............................         87,500        100,000
                                                              -------------   ------------
        Total liabilities...................................    144,015,220     85,042,743
                                                              -------------   ------------
Stockholders' equity:
  Preferred stock not subject to mandatory redemption:
    5% series, $100 par value; 3,356 shares outstanding at
     2001 and 2000..........................................        335,600        335,600
    4.5% series, $100 par value; 614 shares outstanding at
     2001 and 2000..........................................         61,400         61,400
  Common stock, 18,733,127 and 18,846,541 shares outstanding
    at 2001 and 2000, respectively..........................     40,846,672     42,574,584
  Other capital.............................................        298,083        298,083
  Unearned compensation.....................................       (653,693)      (836,005)
  Other accumulated comprehensive income....................      4,786,104     10,298,820
  Retained earnings.........................................    117,879,810    122,634,533
                                                              -------------   ------------
        Total stockholders' equity..........................    163,553,976    175,367,015
                                                              -------------   ------------
                                                              $ 307,569,196    260,409,758
                                                              =============   ============

          See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                       ------------   -----------   -----------
Operating revenues
  Telephone..........................................  $107,337,554   100,632,143    93,557,382
  Wireless and internet..............................    27,251,526    14,573,190    10,909,212
  Other..............................................        23,031       450,000     1,125,000
                                                       ------------   -----------   -----------
          Total operating revenues...................   134,612,111   115,655,333   105,591,594
                                                       ------------   -----------   -----------
Operating expenses
  Operations and support (excluding depreciation and
     amortization)...................................    76,533,364    63,966,096    51,681,103
  Selling, general, and administrative...............    18,806,758    13,954,994    11,853,074
  Cost of sales (excluding depreciation and
     amortization)...................................     6,096,246     5,369,906     4,564,751
  Restructuring costs................................     3,463,587            --            --
  Depreciation and amortization......................    24,561,148    18,710,700    15,124,263
                                                       ------------   -----------   -----------
          Total operating expenses...................   129,461,103   102,001,696    83,223,191
                                                       ------------   -----------   -----------
          Operating income...........................     5,151,008    13,653,637    22,368,403
                                                       ------------   -----------   -----------
Other income (expenses):
  Equity in income of unconsolidated companies,
     net.............................................     4,204,494     5,423,408     1,149,234
  Interest, dividend income and gain on sale of
     investments.....................................    12,282,270    51,668,402    17,823,337
  Impairment of investments..........................   (14,918,216)           --            --
  Other expenses, principally interest...............    (4,793,582)   (2,737,421)   (2,575,048)
                                                       ------------   -----------   -----------
          Total other income (expenses)..............    (3,225,034)   54,354,389    16,397,523
                                                       ------------   -----------   -----------
          Income before income taxes.................     1,925,974    68,008,026    38,765,926
Income taxes.........................................     1,756,932    27,228,578    15,697,657
                                                       ------------   -----------   -----------
          Net income.................................       169,042    40,779,448    23,068,269
Dividends on preferred stock.........................        24,918        25,518        26,210
                                                       ------------   -----------   -----------
Earnings for common stock............................  $    144,124    40,753,930    23,042,059
                                                       ============   ===========   ===========
Basic earnings per common share,
  Earnings per common share..........................  $       0.01          2.16          1.23
                                                       ============   ===========   ===========
Diluted earnings per common share,
  Earnings per common share..........................  $       0.01          2.15          1.22
                                                       ============   ===========   ===========
Basic weighted average shares outstanding............    18,816,047    18,833,807    18,705,886
                                                       ============   ===========   ===========
Diluted weighted average shares outstanding..........    18,860,280    18,930,980    18,851,850
                                                       ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net income............................................  $   169,042    40,779,448    23,068,269
Other comprehensive income:
  Unrealized holding gains (losses) on
     available-for-sale securities, net of tax expense
     (benefit) of $1,030,066, ($17,032,514) and
     $25,213,588 in 2001, 2000 and 1999,
     respectively.....................................    1,842,399   (30,464,737)   45,097,588
  Unrealized holding losses on interest rate swaps
     accounted as derivative hedging instruments, net
     of tax benefit of ($167,524).....................     (256,748)           --            --
  Less reclassification adjustment for gains realized
     in net income, net of tax benefits of
     $(3,968,622), ($4,067,872) and ($5,668,299) in
     2001, 2000 and 1999, respectively................   (7,098,367)   (7,296,332)  (10,138,447)
                                                        -----------   -----------   -----------
Comprehensive income (loss)...........................  $(5,343,674)    3,018,379    58,027,410
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           5% SERIES   4.5% SERIES                                             OTHER
                           PREFERRED    PREFERRED      COMMON      OTHER      UNEARNED     COMPREHENSIVE    RETAINED
                             STOCK        STOCK        STOCK      CAPITAL   COMPENSATION      INCOME        EARNINGS
                           ---------   -----------   ----------   -------   ------------   -------------   -----------
Balances at December 31,
  1998...................  $344,000      62,800      37,869,638   298,083      (697,338)     13,100,748     68,605,257
Net income...............        --          --              --        --            --              --     23,068,269
Issuance of 55,185 shares
  of common stock........        --          --       2,157,170        --            --              --             --
Issuance of 25,228 for
  exercise of stock
  options................        --          --         411,888        --            --              --             --
Repurchases of shares:
  84 shares of 5%
    preferred............    (8,400)         --           2,772        --            --              --             --
  14 shares of 4.5%
    preferred............        --      (1,400)            560        --            --              --             --
  717 shares of common...        --          --         (40,308)       --            --              --             --
Dividends declared:
  5% preferred...........        --          --              --        --            --              --        (16,843)
  4.8% preferred.........        --          --              --        --            --              --         (6,575)
  4.5% preferred.........        --          --              --        --            --              --         (2,792)
  Common stock...........        --          --              --        --            --              --     (4,867,287)
Tax benefit from exercise
  of stock options.......        --          --         304,107        --            --              --             --
Other comprehensive
  income.................        --          --              --        --            --      34,959,141             --
Restricted stock
  compensation, net of
  $607,247 earned during
  the year...............        --          --              --        --      (377,388)             --             --
                           --------      ------      ----------   -------    ----------     -----------    -----------
Balances at December 31,
  1999...................   335,600      61,400      40,705,827   298,083    (1,074,726)     48,059,889     86,780,029
                           --------      ------      ----------   -------    ----------     -----------    -----------
Net income...............        --          --              --        --            --              --     40,779,448
Issuance of 63,490 shares
  of common stock........        --          --       1,576,013        --            --              --             --
Issuance of 45,998 for
  exercise of stock
  options................        --          --         491,980        --            --              --             --
Repurchases of shares:
  23,877 shares of
    common...............        --          --        (527,802)       --            --              --             --
Dividends declared:
  5% preferred...........        --          --              --        --            --              --        (16,780)
  4.8% preferred.........        --          --              --        --            --              --         (5,975)
  4.5% preferred.........        --          --              --        --            --              --         (2,763)
  Common stock...........        --          --              --        --            --              --     (4,899,426)
Tax benefit from exercise
  of stock options.......        --          --         328,566        --            --              --             --
Other comprehensive
  income (loss)..........        --          --              --        --            --     (37,761,069)            --
Restricted stock
  compensation, net of
  $1,247,670 earned
  during the year........        --          --              --        --       238,721              --             --
                           --------      ------      ----------   -------    ----------     -----------    -----------

                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
Balances at December 31,
  1998...................   119,583,188
Net income...............    23,068,269
Issuance of 55,185 shares
  of common stock........     2,157,170
Issuance of 25,228 for
  exercise of stock
  options................       411,888
Repurchases of shares:
  84 shares of 5%
    preferred............        (5,628)
  14 shares of 4.5%
    preferred............          (840)
  717 shares of common...       (40,308)
Dividends declared:
  5% preferred...........       (16,843)
  4.8% preferred.........        (6,575)
  4.5% preferred.........        (2,792)
  Common stock...........    (4,867,287)
Tax benefit from exercise
  of stock options.......       304,107
Other comprehensive
  income.................    34,959,141
Restricted stock
  compensation, net of
  $607,247 earned during
  the year...............      (377,388)
                            -----------
Balances at December 31,
  1999...................   175,166,102
                            -----------
Net income...............    40,779,448
Issuance of 63,490 shares
  of common stock........     1,576,013
Issuance of 45,998 for
  exercise of stock
  options................       491,980
Repurchases of shares:
  23,877 shares of
    common...............      (527,802)
Dividends declared:
  5% preferred...........       (16,780)
  4.8% preferred.........        (5,975)
  4.5% preferred.........        (2,763)
  Common stock...........    (4,899,426)
Tax benefit from exercise
  of stock options.......       328,566
Other comprehensive
  income (loss)..........   (37,761,069)
Restricted stock
  compensation, net of
  $1,247,670 earned
  during the year........       238,721
                            -----------

                           5% SERIES   4.5% SERIES                                             OTHER
                           PREFERRED    PREFERRED      COMMON      OTHER      UNEARNED     COMPREHENSIVE    RETAINED
                             STOCK        STOCK        STOCK      CAPITAL   COMPENSATION      INCOME        EARNINGS
                           ---------   -----------   ----------   -------   ------------   -------------   -----------
Balances at December 31,
  2000...................  $335,600      61,400      42,574,584   298,083      (836,005)     10,298,820    122,634,533
                           --------      ------      ----------   -------    ----------     -----------    -----------
Net income...............        --          --              --        --            --              --        169,042
Issuance of 57,915 shares
  of common stock........        --          --         881,215        --            --              --             --
Issuance of 7,544 for
  exercise of stock
  options................        --          --          67,292        --            --              --             --
Repurchases of shares:
  178,873 shares of
    common...............        --          --      (2,676,419)       --            --              --             --
Dividends declared:
  5% preferred...........        --          --              --        --            --              --        (16,780)
  4.8% preferred.........        --          --              --        --            --              --         (5,375)
  4.5% preferred.........        --          --              --        --            --              --         (2,763)
  Common stock...........        --          --              --        --            --              --     (4,898,847)
Other comprehensive
  income (loss)..........        --          --              --        --            --      (5,512,716)            --
Restricted stock
  compensation, net of
  $681,950 earned during
  the year...............        --          --              --        --       182,312              --             --
                           --------      ------      ----------   -------    ----------     -----------    -----------
Balances at December 31,
  2001...................  $335,600      61,400      40,846,672   298,083      (653,693)      4,786,104    117,879,810
                           ========      ======      ==========   =======    ==========     ===========    ===========

                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
Balances at December 31,
  2000...................   175,367,015
                            -----------
Net income...............       169,042
Issuance of 57,915 shares
  of common stock........       881,215
Issuance of 7,544 for
  exercise of stock
  options................        67,292
Repurchases of shares:
  178,873 shares of
    common...............    (2,676,419)
Dividends declared:
  5% preferred...........       (16,780)
  4.8% preferred.........        (5,375)
  4.5% preferred.........        (2,763)
  Common stock...........    (4,898,847)
Other comprehensive
  income (loss)..........    (5,512,716)
Restricted stock
  compensation, net of
  $681,950 earned during
  the year...............       182,312
                            -----------
Balances at December 31,
  2001...................   163,553,976
                            ===========

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001          2000          1999
                                                              ------------   -----------   -----------
Cash flows from operating activities:
  Net income................................................  $    169,042    40,779,448    23,068,269
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    24,561,148    18,710,700    15,124,263
    Postretirement benefits.................................       205,573        61,243         1,907
    Gain on sale of investment securities...................   (11,066,989)  (11,364,204)  (15,806,746)
    Impairment of investments...............................    14,918,216            --            --
    Gain on sale of investment in unconsolidated company....            --   (39,214,000)           --
    Undistributed income of unconsolidated companies........    (4,204,493)   (5,423,408)   (1,149,234)
    Deferred income taxes and tax credits...................       259,295       115,244     1,446,326
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts and notes receivable.........................    (2,669,385)     (256,262)   (3,715,640)
      Materials and supplies................................    (1,043,530)     (924,464)     (219,767)
      Other current assets..................................    (1,662,545)     (920,567)      313,167
      Accounts payable......................................      (909,073)    3,865,444    (1,642,045)
      Customer deposits and advance billings................      (108,826)      199,830       201,828
      Accrued liabilities...................................     1,818,270      (321,981)     (148,487)
      Income taxes..........................................    (1,465,243)     (603,453)      618,485
                                                              ------------   -----------   -----------
         Net cash provided by operating activities..........    18,801,460     4,703,570    18,092,326
                                                              ------------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures, net.................................   (64,191,988)  (54,089,521)  (27,584,002)
  Purchases of investments in unconsolidated companies......       (95,719)   (6,682,448)   (5,331,115)
  Purchases of investment securities........................    (2,489,735)   (8,664,541)  (11,883,346)
  Proceeds from sale of investment in unconsolidated
    companies...............................................            --    39,214,000            --
  Purchase of wireless spectrum.............................    (3,192,600)           --            --
  Proceeds from sale of investment securities...............    13,897,218    19,238,469    25,949,049
  Partnership capital distribution..........................     7,002,891     4,970,065     3,442,882
  Acquisitions, net of cash.................................   (23,248,426)   (6,765,425)     (255,000)
                                                              ------------   -----------   -----------
         Net cash used in investing activities..............   (72,318,359)  (12,779,401)  (15,661,532)
                                                              ------------   -----------   -----------
Cash flows from financing activities:
  Repayment of long-term debt...............................   (39,000,000)           --            --
  Proceeds from credit facility.............................   100,000,000    14,000,000            --
  Proceeds from short-term revolving credit facility........            --     5,000,000            --
  Redemption of preferred stock.............................       (12,500)      (12,500)      (12,500)
  Dividends paid............................................    (4,862,610)   (4,924,944)   (4,893,497)
  Repurchases of common and preferred stock.................    (2,385,436)      (34,100)      (46,776)
  Proceeds from common stock issuances......................       114,290       545,612     1,159,189
                                                              ------------   -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................    53,853,744    14,574,068    (3,793,584)
                                                              ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........       336,845     6,498,237    (1,362,790)
Cash and cash equivalents -- beginning of year..............     8,060,015     1,561,778     2,924,568
                                                              ------------   -----------   -----------
Cash and cash equivalents -- end of year....................  $  8,396,860     8,060,015     1,561,778
                                                              ============   ===========   ===========
Supplemental cash flow information:
  Cash paid for income taxes................................  $  2,855,100   $28,253,130   $13,545,442
  Cash paid for interest....................................  $  4,462,276   $ 1,981,391   $ 1,100,899

          See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     These consolidated financial statements include the accounts of CT Communications, Inc. (the Company), a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company ("CTC"), CTC Long Distance Services, LLC ("CTLD"), CT Cellular, Inc., Carolina Personal Communications, Inc. (dba "CTC Wireless, Inc."), CT Wireless Cable, Inc., CTC Exchange Services, Inc., CT Global Telecommunications, Inc. ("CTGT"), CT Communications Northeast Trust, CT Communications Northeast, Inc., CT Communications Northeast Wireless Trust, CTC Internet Services, Inc., WebServe, Inc. and WaveTel, LLC (WaveTel). All significant intercompany accounts and transactions have been eliminated in consolidation.

     CT Communications, Inc. and subsidiaries operate entirely in the communications industry. Concord Telephone, the Company's principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTLD. CT Cellular owns and accounts for investments in a limited partnership which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless accounts for the retail operations and services provided in relation to personal communications services, a wireless telecommunications system which includes voice, data interface and paging. CT Wireless Cable accounts for an investment in Wireless One of North Carolina, LLC, which participates in the wireless cable television market in North Carolina. CTC Exchange Services provides competitive local telephone service in North Carolina. CTGT was formed to build telecommunications networks outside of the United States. CT Communications Northeast Trust and CT Communications Northeast, Inc. hold the Company's investment securities and investments in unconsolidated companies. CTC Internet Services, Inc. provides internet services to customers in North Carolina. WebServe provides web hosting, design and programming services to customers primarily in North Carolina. WaveTel provides broadband wireless data and voice services in Fayetteville, North Carolina.

     (B) RECLASSIFICATIONS

     In certain instances, amounts previously reported in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

     (C) PROPERTY AND EQUIPMENT

     Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits.

     Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments are charged to telephone plant accounts. Within Concord Telephone Company, the original cost of depreciable property retired is removed from telephone plant accounts and charged to accumulated depreciation, which is credited with the salvage less removal cost. Under this method, no gain or loss is calculated on ordinary retirements of depreciable property. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss included in the results of operations.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and equipment.....................................   3 to 40 years
Central office equipment....................................   7 to 14 years
Poles, wires, cables and conduit............................   10 to 30 years

     (D) INVESTMENT SECURITIES

     Investment securities at December 31, 2001 and 2000 consist of state, county and municipal debt securities, and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

     A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

     (I) INTANGIBLES

     Intangibles consist of customer lists, wireless spectrum, and goodwill representing the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Customer lists are amortized using the straight-line method over the estimated remaining life of the customers. Wireless spectrum is amortized using the straight-line method over 40 years. Goodwill is amortized using the straight-line method over 10 to 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of recoverability will be impacted if estimated future operating cash flows are not achieved. Amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,954,507, $809,823, and $679,340, respectively. Accumulated amortization at December 31, 2001 and 2000 was $3,855,998 and $1,901,491, respectively.

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

     (M) STOCK OPTION PLANS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000 to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123.

     (N) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company is exposed to certain interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading purposes.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes a new standard for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The effect of the adoption did not have a material impact on the Company's results of operations or consolidated financial position in 2001.

     The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income, net of tax, and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

     For the years ended December 31, 2000 and 1999, prior to the adoption of SFAS No. 133, the Company entered into an interest swap agreement to reduce its exposure to market risks from changing interest rates. The difference to be paid or received by the Company is accrued and recognized in interest expense and may change as market interest rates change.

     (O) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $1.2 million in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, the Company had goodwill of approximately $10 million. Pursuant to SFAS No. 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

(2) INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at December 31, 2001 and 2000, were as follows:

                                                       GROSS        GROSS
                                                     UNREALIZED   UNREALIZED
                                        AMORTIZED     HOLDING      HOLDING
                                           COST        GAINS        LOSSES     FAIR VALUE
                                        ----------   ----------   ----------   ----------
At December 31, 2001
Available-for-sale:
Equity securities.....................  $6,184,604    8,236,285    (374,028)   14,046,861
                                        ==========   ==========    ========    ==========
At December 31, 2000
Available-for-sale:
Equity securities.....................  $8,143,313   16,827,470    (770,689)   24,200,094
                                        ==========   ==========    ========    ==========

     In 2001, 2000, and 1999 proceeds from the sale of investment securities available for sale were $13,897,218, $19,238,469, and $25,949,049 and included in income were gross realized gains of $11,427,860, $12,164,249, and $16,189,174, and gross realized losses of $360,871, $800,045, and $382,428, respectively.

     During 2001 the Company wrote down to fair market value certain equity security investments. The write down amounted to $1,518,216 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-down is included in interest, dividend income and gain (loss) on sale of investments in the accompanying financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) INVESTMENTS IN UNCONSOLIDATED COMPANIES

     Investments in unconsolidated companies consist of the following:

                                                      2001
                                                   OWNERSHIP
                                                   PERCENTAGE      2001          2000
                                                   ----------   -----------   ----------
Equity Method:
  Palmetto MobileNet, L.P........................     19.84%    $ 9,808,915   12,472,551
  Wireless One of North Carolina, LLC............     49.64%      8,762,090    8,874,129
  Other..........................................   Various         112,418      110,140
Cost Method:
  ITC Holding Company............................      3.80%      2,215,534    2,215,534
  Maxcom Telecomunicaciones, S.A. de C.V.........     16.20%      1,238,476   14,638,477
  Other..........................................   Various         170,719           --
                                                                -----------   ----------
                                                                $22,308,152   38,310,831
                                                                ===========   ==========

     Palmetto MobileNet, L.P. is a partnership that holds interests in 10 cellular rural service areas (RSA's) in North and South Carolina. The Company's investment in Palmetto MobileNet is accounted for within its CT Cellular, Inc. subsidiary. ALLTEL Communications, Inc. is the managing partner of the 10 RSA's. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet's operating and financial activities through the Company's ownership interest in the corporate general partner of Palmetto MobileNet.

     The purpose of Wireless One of North Carolina, LLC is to develop and deploy broadband wireless services in North Carolina. The Company uses the equity method to account for its investment because the Company exercises significant influence over the operating and financial activities of Wireless One of North Carolina, LLC.

     BellSouth Carolinas PCS, L.P. provides digital personal communications services that competes with cellular phone service. During 2000, the Company sold its interest in this partnership and recognized a gain of $39,214,000 before income taxes.

     ITC Holding Company has participated in the formation of several telecommunications companies. During 2000, ITC Holding reorganized and as a result the Company received 1,600,000 shares of Knology, Inc. which is included in investment securities within the financial statements. Under the reorganization agreement the Company has agreed not to sell or transfer the shares for two years. During 1997 ITC Holding restructured and as a result the Company received shares in ITC-DeltaCom. The investment in ITC-DeltaCom is included in available-for-sale equity securities described in note 2.

     Maxcom Telecomunicaciones, S.A. de C.V. ("Maxcom", formerly known as Amaritel, S.A. de C.V.) is creating a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. The Company's investment in Maxcom is through its subsidiary, CTGT. In 2001 the Company determined that its carrying value for the investment in Maxcom was impaired and the estimated net realizable value was determined to be approximately $1.2 million. This resulted in a $13,400,000 impairment charge recognized during 2001.

     Included in the Company's share of earnings from unconsolidated companies accounted for under the equity method for 2001 were total losses of $87,214 and total income of $4,296,708. 100% of the income was attributable to Palmetto MobileNet, L.P.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 2001 is as follows: current assets -- $21,006,989; property and other non-current assets -- $83,805,996; current liabilities -- $1,660,780; partners' capital -- $100,024,510. Summarized audited combined results of operations for this entity for the year ended December 31, 2001, is as follows: revenues -- $20,784,846; operating income -- $20,467,370 and net income -- $21,278,770.

     Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 2000 is as follows: current assets -- $13,462,575; property and other non-current assets -- $106,369,147; current liabilities -- $1,550,782; partners' capital -- $113,782,560. Summarized audited combined results of operations for this entity for the year ended December 31, 2000, is as follows: revenues -- $30,255,306; operating income -- $29,999,952 and net income -- $30,737,566.

(4) ACQUISITIONS

     On June 1, 2001, the Company effected the partitioning of its portion of the Cingular DCS Network. As a result, the Company acquired 47 cell sites, approximately 13,100 additional subscribers and a license for spectrum for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. This transaction has been accounted for under the purchase method of accounting. The total purchase price of $23,248,426 million has been allocated to assets and liabilities assumed as follows:

Property and equipment......................................   $ 4,635,875
Intangible and other assets.................................    18,762,551
Other liabilities...........................................      (150,000)
                                                               -----------
Total purchase price........................................   $23,248,426
                                                               ===========

     Intangibles and other assets consists of wireless spectrum which is being amortized over 40 years and customer lists which are being amortized over 4 years, the average customer life.

     As part of the purchase, the Company assumed responsibility for 28 non-cancelable operating leases for properties where cell sites were acquired. Rent expense for 2001 related to these operating leases was $370,433. Minimum annual rental commitments under these leases are as follows:

2002........................................................   $  456,852
2003........................................................      455,652
2004........................................................      411,122
2005........................................................      147,451
2006........................................................       64,868
Thereafter..................................................       95,136
                                                               ----------
                                                               $1,631,081
                                                               ==========

     While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

     On December 13, 2000, the Company acquired WebServe, Inc. (WebServe) a regional web services company based in Charlotte, North Carolina for $6,071,000. This transaction was structured as a stock purchase and WebServe will operate as part of the Company's subsidiary, CTC Internet Services, Inc. Pursuant to the purchase, the Company acquired all of the outstanding shares of WebServe. This

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES transaction was accounted for under the purchase method of accounting and the total purchase has been allocated to assets and liabilities assumed as follows:

Accounts receivable.........................................   $  158,000
Prepaid expenses............................................       13,000
Property, plant and equipment...............................       37,000
Goodwill....................................................    6,273,000
Other intangibles...........................................       17,000
Accounts payable............................................     (423,000)
Other liabilities...........................................       (4,000)
                                                               ----------
Total purchase price........................................   $6,071,000
                                                               ==========

     Since WebServe, Inc. was acquired in December of 2000, assessment of final asset values was not completed until 2001. The determination of final fair values and payment of additional purchase price, as described below, resulted in adjustments that increased goodwill in 2001 by approximately $300,000.

     The purchase agreement included contingent purchase payments of up to $5,000,000, based on 2001 performance levels. During September 2001, the Company settled the contingent purchase obligations by paying $100,000. This amount represents additional purchase price and has increased goodwill. Goodwill from the acquisition is being amortized over 10 years.

     In February 2000, the Company acquired Internet of Concord, an internet provider based in Concord, NC for $795,000. Goodwill is being amortized over 10 years. The total purchase price has been allocated to assets acquired as follows:

Accounts receivable.........................................   $ 33,000
Property, plant and equipment...............................    223,000
Goodwill....................................................    631,000
Accounts payable............................................    (92,000)
                                                               --------
                                                               $795,000
                                                               ========

     Results of operations for the acquired entities have been included from the date of acquisition. Pro forma results for these entities are not material to the consolidated financial statements.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

          Cash and cash equivalents, accounts receivable, notes receivable, other assets, and accounts payable -- the carrying amount approximates fair value because of the short maturity of these instruments.

          Investment securities -- debt and equity securities are carried at quoted market value.

          Debt instruments -- the fair value of the Company's long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

     Based on the methods and assumptions noted above, the estimated fair values of the Company's financial instruments approximate carrying amounts at December 31, 2001 and 2000 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

(6) DEBT INSTRUMENTS

     Long-term debt at December 31 consists of the following:

                                                                 2001          2000
                                                             ------------   ----------
Line of credit with interest at LIBOR plus 1.25% (3.188% at
  December 31, 2001) due March 31, 2006....................  $ 50,000,000           --
Term loan with interest at 7.32% due December 31, 2014.
  Interest payments due quarterly..........................  $ 50,000,000           --
Line of credit with interest at LIBOR plus .5% (7.31% at
  December 31, 2000) due December 31, 2003.................            --   34,000,000
                                                             ------------   ----------
Long-term debt.............................................  $100,000,000   34,000,000
                                                             ============   ==========

     The Company has an available line of credit totaling $90,000,000, of which $50,000,000 was outstanding at December 31, 2001. The term loan and line of credit have debt covenants with specific requirements for leverage and the ratio of indebtedness to total capitalization. The Company is in compliance with all debt covenants as of December 31, 2001. The Company has entered into three interest rate swap agreements as of December 31, 2001 (See note 7).

     In addition, the Company has a $10.0 million revolving credit facility with First Charter Bank. As of December 31, 2001, there were no amounts outstanding under this facility. The First Charter facility bears interest at 30-day LIBOR plus 1.25% (3.369% at December 31, 2001).

     Interest expense recognized in 2001, 2000, and 1999 was $4,291,949, $2,157,360, and $1,404,359. During 2001 and 2000, interest capitalized into construction in progress was $681,735 and $85,044, respectively.

(7) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has three interest rate swap agreements with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swaps are accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. Under the agreements, the Company pays interest on $20,000,000 of the line of credit at fixed rates of 5.9%, 4.53%, and 3.81% plus an applicable spread (1.25% at December 31, 2001) respectively, in return for receiving interest at LIBOR plus 1.25%. The fair values of these three agreements at December 31, 2001 are ($572,775), $99,668, and $48,835,
respectively and are recorded in other long-term liabilities. At December 31, 2000, the fair value of the 5.9% agreement was ($42,983).

(8) REDEEMABLE PREFERRED STOCK

     The 4.8% redeemable preferred stock is callable at a redemption price of $100 a share plus accumulated dividends. Sinking fund requirements in the next five years are $12,500 annually.

     There have been no changes in the 4.8% series preferred stock in the three years ended December 31, 2001, other than the annual sinking fund requirement of $12,500.

(9) COMMON STOCK AND PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

     There are 100,000,000 shares of voting common stock, no par value, authorized.

     On April 5, 2000 the Company effected a two-for-one stock dividend to stockholders of record at March 15, 2000. All share amounts have been retroactively restated for all years presented.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     Cash dividends per share of common stock are as follows: $0.26 in 2001, $0.26 in 2000, and $0.26 in 1999.

     Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized.

(10)  STOCK COMPENSATION PLANS

     At December 31, 2001, the Company has six stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                2001         2000
                                                              ---------   ----------
Net income (loss)...........................................
  As Reported...............................................  $ 144,124   40,753,930
  Pro forma.................................................  $(540,564)  39,940,808
Basic earnings per common share
  As Reported...............................................  $    0.01         2.16
  Pro forma.................................................  $   (0.03)        2.12
Diluted earnings per common share
  As Reported...............................................  $    0.01         2.15
  Pro Forma.................................................  $   (0.03)        2.11

     The Company has an Executive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. 90,000 shares of common stock were reserved for issuance under the Plan. At December 31, 2001, all shares reserved for issuance have been granted. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES when granted. Activity under the Plan for each of the years in the three-year period ended December 31, 2001, is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Options outstanding and exercisable at December 31, 1998...    24,856           $7
  Options granted..........................................        --           --
  Options exercised........................................   (17,656)           7
                                                              -------           --
Options outstanding and exercisable at December 31,
  1999,....................................................     7,200            7
  Options granted..........................................        --           --
  Options exercised........................................    (7,200)           7
                                                              -------           --
Options outstanding and exercisable at December 31, 2000...        --           --
  Options granted..........................................        --           --
  Options exercised........................................        --           --
                                                              -------           --
Options outstanding and exercisable at December 31, 2001...        --           --
                                                              =======           ==

     The Company has a Comprehensive Stock Option Plan (the Plan) to allow key employees to increase their holdings of the Company's common stock. Under the Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2001, the number of common stock reserved for issuance but ungranted was 480 shares. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.

     Activity under the Plan for each of the years in the three-year period ended December 31, 2001 is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Options outstanding and exercisable at December 31, 1998...   165,888           $9
  Options granted..........................................        --           --
  Options exercised........................................   (30,128)           9
  Options forfeited........................................    (7,984)           9
                                                              -------           --
Options outstanding and exercisable at December 31, 1999...   127,776            9
  Options granted..........................................        --           --
  Options exercised........................................   (27,632)           9
  Options forfeited........................................    (1,768)           9
                                                              -------           --
Options outstanding and exercisable at December 31, 2000...    98,376            9
  Options granted..........................................        --           --
  Options exercised........................................    (7,544)           9
  Options forfeited........................................        --           --
                                                              -------           --
Options outstanding and exercisable at December 31, 2001...    90,832           $9
                                                              =======           ==

     As of December 31, 2001 and 2000, the 90,832 and 98,376 options outstanding have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 4.0 and 5.5 years, respectively.

     The Company has a Restricted Stock Award Program (the Program) to provide deferred compensation and additional equity participation to certain executive management and key employees. The

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight line basis over the restricted period, generally 1 to 10 years. In 2001, 2000, and 1999, respectively, the Company granted 34,399, 41,039, and 48,436 shares to participants with a weighted-average fair value of $14, $25, and $20. Deferred compensation at December 31, 2001 and 2000, respectively was $653,693 and $836,005, which is disclosed net of accumulated amortization of $1,929,620 and $1,247,670, in the consolidated statements of stockholders' equity.

     In 1996, a Director Compensation Plan (the Plan) was approved to provide each member of the Board of Directors the right to receive the Director's compensation in shares of common stock or cash, at the Director's discretion. An aggregate of 90,000 shares have been reserved for issuance under the Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. The initial grant date is the first day that is six months and one day following the Directors election. All subsequent compensation shall be converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2001, 2000, and 1999, the Company granted 10,557, 6,810, and 9,056 shares, respectively, with an average fair market value of $15, $27, and $19, respectively.

     During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the Plan) was approved. Under the Plan, 800,000 shares of common stock have been reserved for issuance. The Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. At December 31, 2001, the number of shares of common stock reserved for issuance but ungranted was 204,202 shares. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.

     Activity under the Plan for the year ended December 31, 2001 is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Options outstanding and exercisable at December 31, 1998...    54,960          $17
  Options granted..........................................   108,646           20
  Options exercised........................................    (2,672)           9
  Options forfeited........................................    (9,504)          18
                                                              -------          ---
Options outstanding and exercisable at December 31, 1999...   151,430           19
  Options granted..........................................   220,703           29
  Options exercised........................................   (11,066)          18
  Options forfeited........................................   (13,306)          27
                                                              -------          ---
Options outstanding and exercisable at December 31, 2000...   347,761           24
  Options granted..........................................   139,178           17
  Options exercised........................................        --           --
  Options forfeited........................................   (26,814)          25
                                                              -------          ---
Options outstanding and exercisable at December 31, 2001...   460,125          $21
                                                              =======          ===

     As of December 31, 2001 and 2000, the 460,125 and 347,761 options outstanding have exercise prices of between $10 and $31 and a weighted-average remaining contractual life of 6.2 and 9.8 years, respectively.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     The per share fair value of stock options granted in 2001, 2000, and 1999 was $4, $12, and $16 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 -- dividend yield of 1.5%; expected volatility of 20%; risk-free interest rate of 6%, and expected lives of 10 years; 2000 -- dividend yield of 2.0%; expected volatility of 40%; risk-free interest rate of 7%, and expected lives of 6 years; 2001 -- dividend yield of 2.0%; expected volatility of 33%; risk-free interest rate of 5%, and expected lives of 6 years.

     During 2001, the 2001 Stock Incentive Plan (the Plan) was approved. Under the Plan, 1.2 million shares, plus any shares remaining available for grant under the Company's Omnibus Stock Compensation Plan, have been reserved for issuance. As of December 31, 2001, no shares had been issued under the plan.

(11)  RESTRUCTURING COSTS

     In February 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of competitive local exchange carrier operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs, and other costs associated with the restructuring action. A summary of restructuring liability activity for the year ended December 31, 2001 is as follows:

Balance at December 31, 2000................................   $       --
Early retirement and severance costs........................    1,178,369
Lease termination costs.....................................      241,110
Raleigh transport costs.....................................      307,093
Other costs.................................................      215,504
                                                               ----------
Restructuring charge incurred...............................    1,942,076
Cash payments:
  Early retirement and severance costs......................     (115,369)
  Raleigh transport costs...................................     (307,093)
  Raleigh lease payments....................................      (93,929)
  Other costs...............................................     (215,504)
                                                               ----------
Balance at December 31, 2001................................   $1,210,181
                                                               ==========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     In November 2001, the Company recorded restructuring charges of $1,521,511 in connection with stopping the expansion of WaveTel into the Raleigh, Durham, and Charlotte, North Carolina markets. The related liabilities are included in other accrued liabilities in the accompanying consolidated balance sheets and were established to accrue for remaining severance costs related to ten WaveTel employees, cell site lease termination costs, design and engineering costs, and other costs associated with the restructuring action. A summary of restructuring liability activity related to the WaveTel restructuring is as follows:

Balance at December 31, 2000................................   $         --
Severance costs.............................................         68,201
Cell-site lease termination costs...........................        250,000
Impairment of design and engineering costs..................      1,203,310
                                                               ------------
Restructuring charge incurred...............................      1,521,511
Cash payments:
  Severance costs...........................................        (60,692)
  Cell-site lease termination costs.........................        (35,000)
  Write-off of design and engineering costs.................     (1,203,310)
                                                               ------------
Balance at December 31, 2001................................   $    222,509
                                                               ============

(12)  EMPLOYEE STOCK PURCHASE PLAN

     The Company approved the 2001 Employee Stock Purchase Plan which authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. Purchase price of shares is established by the Compensation Committee and may not be less than 85% of the fair market value of Common Stock on the first or last day of an offering period. Employees electing to participate have their contributions to the Plan made by payroll deduction. Under the Plan, 3,122 shares were issued at a weighted average purchase price of $18 per share in 2001.

     The 1997 Employee Stock Purchase Plan (the Plan) authorized 96,000 shares of common stock to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. Under the Plan, 2,294 and 39,002 shares were issued at a purchase price of $25 and $22 per share in 2000 and 1999, respectively.

(13)  EMPLOYEE BENEFIT PLANS

     (A) PENSION PLAN AND SAVINGS PLAN

     The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, there have been no contributions made in 2001 or 2000. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table sets forth the funded status of the Company's pension plan and amounts recognized in the Company's financial statements at December 31, 2001 and 2000.

                                                               2001           2000
                                                           ------------   ------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at end of prior plan year...........  $(33,265,972)  $(30,445,246)
  Service cost...........................................    (1,304,524)    (1,154,426)
  Interest cost..........................................    (2,405,359)    (2,298,923)
  Actuarial gain/(loss)..................................        31,614     (1,040,006)
  Early retirement.......................................    (1,028,000)            --
  Actual distributions...................................     2,085,114      1,672,629
                                                           ------------   ------------
  BENEFIT OBLIGATION AT END OF YEAR......................  $(35,887,127)  $(33,265,972)
                                                           ============   ============
CHANGE IN PLAN ASSETS
  Plan assets at fair value at beginning of year.........  $ 42,490,116   $ 41,784,077
  Actual return on plan assets...........................       966,873      2,378,668
  Actual distributions...................................    (2,085,114)    (1,672,629)
                                                           ------------   ------------
  PLAN ASSETS AT FAIR VALUE AT END OF YEAR...............  $ 41,371,875   $ 42,490,116
                                                           ============   ============
(ACCRUED)/PREPAID PENSION COST
  Funded status..........................................  $  5,484,748   $  9,224,144
  Unrecognized net actuarial gain........................    (7,141,712)    (9,645,469)
  Unrecognized prior service cost........................       (24,494)       (27,993)
  Unrecognized transition asset..........................       (66,063)      (132,125)
                                                           ------------   ------------
  NET AMOUNT RECOGNIZED..................................  $ (1,747,521)  $   (581,443)
                                                           ============   ============

     The Company also has an unqualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $449,205 and $419,490 at December 31, 2001 and 2000, respectively. This plan was frozen on December 31, 2000.

     The Company adopted an unqualified defined contribution Supplemental Executive Retirement Plan (SERP) during 2001 for certain key executives. The SERP allows participants to defer compensation.

     Net pension cost for 2001, 2000, and 1999 included the following:

                                                       2001          2000         1999
                                                    -----------   ----------   ----------
Service cost, benefits earned during the period...  $ 1,304,524    1,154,426      983,130
Interest cost on projected benefit obligation.....    2,405,359    2,298,923    2,130,187
Expected return on plan assets....................   (3,123,609)  (3,073,583)  (3,116,292)
Net amortization and deferral.....................     (448,188)    (428,967)    (497,819)
                                                    -----------   ----------   ----------
Net periodic pension (expense) credit.............  $   138,086      (49,201)    (500,794)
                                                    ===========   ==========   ==========

     The weighted average discount rate of 7.25% in 2001 and 7.5% in 2000 and 1999 and the rate of increase in future compensation levels of 5% in 2001, 2000 and 1999 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 2001, 2000 and 1999.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     (B) EMPLOYEE SAVINGS PLAN

     The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company's match of a portion of the employee's contribution totaled $512,566, $516,452, and $336,208 in 2001, 2000, and 1999, respectively.

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

     The following table presents the plan's accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheets at December 31, 2001 and 2000:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------   ------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at end of prior plan year.............    (9,160,651)   (8,833,400)
  Service cost.............................................      (161,400)     (154,217)
  Interest cost............................................      (663,300)     (671,537)
  Actuarial gain/(loss)....................................      (206,400)     (309,097)
  Other....................................................       722,500       807,600
                                                             ------------   -----------
  BENEFIT OBLIGATION AT END OF YEAR........................  $ (9,469,251)   (9,160,651)
                                                             ============   ===========
(ACCRUED)/PREPAID POSTRETIREMENT COST
  Funded status............................................    (9,469,251)   (9,160,651)
  Unrecognized net actuarial gain..........................    (2,287,276)   (2,499,304)
  Unrecognized prior service cost..........................    (1,508,600)   (2,011,385)
  Unrecognized transition obligation.......................     2,447,200     3,058,986
                                                             ------------   -----------
  NET AMOUNT RECOGNIZED....................................  $(10,817,927)  (10,612,354)
                                                             ============   ===========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     Net periodic postretirement benefit cost for 2001, 2000 and 1999 includes the following components:

                                                          2001        2000       1999
                                                        ---------   --------   --------
Service cost..........................................  $ 161,400    154,217    180,650
Interest cost.........................................    663,300    671,537    617,603
Amortization of transition obligation over 15 years...    611,800    611,797    611,798
Amortization of gain..................................   (126,500)  (126,924)  (112,358)
Amortization of prior service cost....................   (502,800)  (502,846)  (502,847)
                                                        ---------   --------   --------
Net periodic postretirement benefit cost..............  $ 807,200    807,781    794,846
                                                        =========   ========   ========

     For measurement purposes, an 8.0% percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2001 and the rate was assumed to decrease annually to 5.5% by the year 2003 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001, to approximately $10,793,700 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001 to approximately $985,300. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001, to approximately $8,188,700 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001 to approximately $716,300.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 2001 and 7.5% in 2000 and 1999.

(14)  INCOME TAXES

     Total income taxes for the years ended December 31, 2001, 2000, and 1999 were allocated as follows:

                                                    2001          2000          1999
                                                 -----------   -----------   ----------
Income from continuing operations..............  $ 1,756,932    27,228,578   15,697,657
                                                 ===========   ===========   ==========
Stockholders' equity, for unrealized holding
  gains and losses on debt and equity
  securities and interest rate swaps recognized
  for financial reporting purposes.............  $(3,106,080)  (21,112,259)  19,459,133
                                                 ===========   ===========   ==========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2001, 2000, and 1999, consists of:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Current:
  Federal........................................  $  499,565   21,696,356   11,360,031
  State..........................................   1,051,507    4,943,018    2,860,578
  Foreign........................................     200,312      475,206      328,290
                                                   ----------   ----------   ----------
                                                    1,751,384   27,114,580   14,548,899
                                                   ----------   ----------   ----------
Deferred:
  Federal, net of investment tax credit
     amortization................................     (75,121)     732,676    1,653,076
  State..........................................      80,669     (143,472)    (504,318)
  Foreign........................................          --     (475,206)          --
                                                   ----------   ----------   ----------
                                                        5,548      113,998    1,148,758
                                                   ----------   ----------   ----------
          Total..................................  $1,756,932   27,228,578   15,697,657
                                                   ==========   ==========   ==========

     Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Amount computed at statutory rate................  $  674,091   23,802,809   13,568,077
State income taxes, net of federal income tax....    (205,557)   2,233,351      880,998
Increase in valuation allowance..................     941,465      859,553      650,571
Nontaxable interest income.......................     (20,772)     (17,071)      (2,823)
Amortization of federal investment tax credit....    (114,885)    (114,885)    (114,885)
Goodwill.........................................     418,528      501,074      454,636
Other, net.......................................      64,062      (36,252)     261,083
                                                   ----------   ----------   ----------
Income tax expense...............................  $1,756,932   27,228,578   15,697,657
                                                   ==========   ==========   ==========

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

                                                                 2001          2000
                                                              -----------   ----------
Deferred tax assets:
  Accrued postretirement and pension benefits...............  $ 4,991,494    4,505,018
  Accrued incentive.........................................      385,661      421,028
  Intangibles...............................................           --       59,067
  State net operating loss carryforwards....................    2,695,320    1,431,367
  Other accrued expenses and allowances.....................      357,226      231,125
  Deferred revenue..........................................           --      262,323
  Foreign tax credit........................................           --      475,206
  Investments...............................................    4,622,311      767,244
                                                              -----------   ----------
  Total gross deferred tax assets...........................   13,052,012    8,152,378
  Less valuation allowance..................................   (2,372,832)  (1,431,367)
                                                              -----------   ----------
  Net deferred tax assets...................................   10,679,180    6,721,011
                                                              -----------   ----------
Deferred tax liabilities:
  Property and equipment, primarily related to depreciation
     differences............................................   19,478,607   15,402,150
  Unrealized gain (loss) on securities and interest rate
     swaps..................................................    2,651,881    5,757,962
  Other.....................................................        2,143           --
  Total gross deferred tax liabilities......................   22,132,631   21,160,112
                                                              -----------   ----------
  Net deferred tax liabilities..............................  $11,453,451   14,439,101
                                                              ===========   ==========

     The valuation allowance for deferred tax assets as of January 1, 2001 and 2000 was $2,372,832 and $1,431,367, respectively. The net change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $941,465, $859,553 and $650,571, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more like than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

     At December 31, 2001, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $60,100,000 which will expire in the years 2012-2016.

(15)  SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has five reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES environment or services offered. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (ILEC) which provides local telephone services, the competitive local exchange carrier (CLEC) which provides competitive local telephone services to customers outside the ILEC's operating area, the Greenfield services unit (Greenfield) which provides full telecommunications services to new mixed-use developments outside the ILEC's operating area, the long distance company (LD), the internet and data services company (ISP) which provides dial-up and high-speed internet access, web design, hosting and other data related services, and the wireless company
(DCS). Palmetto MobileNet, L.P. is a limited partnership with interests in wireless phone service in North and South Carolina. The Company has an equity interest in Palmetto MobileNet, L.P. through CT Cellular, Inc. Results for Palmetto MobileNet, L.P. are combined with CT Cellular, Inc. and presented as "Palmetto". Prior to January 2001, the results of the Greenfield segment were included within the CLEC. Combining the two segments (Greenfield and CLEC) for 2001 provides comparative results for 2000 and 1999. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit before other income (expenses) and income taxes. Intersegment sales are accounted for as if the transactions were to third parties. All segments provide services primarily within North and South Carolina. Greenfield also provides service in Georgia.

                                                   2001          2000          1999
                                               ------------   -----------   -----------
ILEC
External revenues............................  $ 82,664,057    82,352,804    76,653,009
Intersegment revenues........................     6,761,881     5,399,829     3,930,503
Depreciation & amortization..................    16,956,635    14,994,870    12,850,014
Operating profit (loss)......................    22,730,829    25,149,019    21,871,878
Equity in income of unconsolidated
  companies..................................            --            --    (2,431,299)
Segment assets...............................   176,193,108   149,390,917   120,460,989
Capital expenditures.........................    40,237,325    35,635,113    22,338,130
CLEC
External revenues............................  $  9,301,923     4,447,138     2,613,320
Depreciation & amortization..................     1,844,121     1,150,320       240,887
Operating profit (loss)......................    (9,092,617)  (10,750,245)   (2,497,748)
Segment assets...............................    15,639,720    18,429,275     4,781,745
Capital expenditures.........................     3,378,420    14,830,214     3,271,801
GREENFIELD
External revenues............................  $  1,799,553            --            --
Depreciation & amortization..................     1,005,729            --            --
Operating profit (loss)......................    (4,149,730)           --            --
Segment assets...............................    14,356,974            --            --
Capital expenditures.........................     9,995,181            --            --
LD
External revenues............................  $ 13,572,021    13,832,201    14,291,053
Depreciation & amortization..................     1,193,040     1,123,599       835,554
Operating profit (loss)......................     5,996,820     4,812,255     4,836,605
Segment assets...............................     4,395,831     5,364,772     4,883,247
Capital expenditures.........................       433,149     1,504,087       434,400

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                   2001          2000          1999
                                               ------------   -----------   -----------
ISP
External revenues............................  $  9,425,800     6,899,436     5,716,709
Depreciation & amortization..................     2,269,048     1,365,215       926,913
Operating profit (loss)......................    (2,661,049)   (1,690,928)     (530,236)
Segment assets...............................    15,572,654     8,211,079     7,651,954
Capital expenditures.........................     2,419,638     1,386,013     1,144,353
DCS
External revenues............................  $ 17,825,726     7,673,754     5,192,503
Intersegment revenues........................        95,667        60,370        46,139
Depreciation & amortization..................       668,202        55,615        63,022
Operating profit (loss)......................     2,071,584    (1,822,464)   (1,736,895)
Segment assets...............................    27,826,785     1,059,111       825,416
Capital expenditures.........................       812,239        15,442        82,166
PALMETTO
External revenues............................  $ 20,784,846    30,255,306    27,644,685
Depreciation & amortization..................     3,376,373     3,308,518     3,241,000
Operating profit (loss)......................    20,467,370    29,999,952    27,435,124
Segment assets...............................   104,812,985   119,831,722   115,275,823
Capital expenditures.........................        67,518     6,047,020            --
OTHER
External revenues............................  $     23,031       450,000     1,125,000
Depreciation & amortization..................       624,373        21,081       207,873
Operating profit (loss)......................    (9,744,829)     (191,353)      424,799
Equity in income of unconsolidated
  companies..................................       (87,214)     (340,319)   (1,278,910)
Segment assets...............................    31,275,972    39,643,773    87,363,696
Investment in unconsolidated companies.......    12,499,237    25,838,280    20,004,746
Capital expenditures.........................     6,916,036       718,652       313,152

                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Reconciliation to net income before
  tax:
Segment operating profit............    $  25,618,378         45,506,236          49,803,527
Palmetto MobileNet, L.P. ...........      (20,467,370)       (29,999,952)        (27,435,124)
Total other income (expense)........       (3,225,034)        52,501,742          16,397,523
                                        -------------       ------------        ------------
Net income before tax...............    $   1,925,974         68,008,026          38,765,926
                                        =============       ============        ============
Reconciliation to total revenues:
Segment revenues....................    $ 155,396,957        145,910,639         133,236,279
Palmetto MobileNet, L.P. ...........      (20,784,846)       (30,225,306)        (27,644,685)
                                        -------------       ------------        ------------
Total revenues......................    $ 134,612,111        115,685,333         105,591,594
                                        =============       ============        ============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Reconciliation to total depreciation
  and amortization:
Segment depreciation &
  amortization......................    $  27,937,521         22,019,218          18,365,263
Palmetto MobileNet, L.P. ...........       (3,376,373)        (3,308,518)         (3,241,000)
                                        -------------       ------------        ------------
Total depreciation & amortization...    $  24,561,148         18,710,700          15,124,263
                                        =============       ============        ============
Reconciliation to total equity in
  income of unconsolidated
  companies:
Segment equity in income of
  unconsolidated companies..........    $     (87,214)          (340,319)         (3,710,209)
Equity in income of Palmetto
  MobileNet, L.P. ..................        4,296,708          5,763,727           4,859,443
                                        -------------       ------------        ------------
Total equity in income of
  unconsolidated companies..........    $   4,209,494          5,423,408           1,149,234
                                        =============       ============        ============
Reconciliation to total investment
  in unconsolidated companies:
Segment investment in unconsolidated
  companies.........................    $  12,499,237         25,838,280          20,004,746
Investment in Palmetto MobileNet,
  L.P. .............................        9,808,915         12,472,551          11,678,889
                                        -------------       ------------        ------------
Total investment in unconsolidated
  companies.........................    $  22,308,152         38,310,831          31,683,635
                                        =============       ============        ============
Reconciliation to total assets:
Segment assets......................    $ 390,074,029        341,930,649         341,242,870
Investment in unconsolidated
  companies.........................       22,308,152         38,310,831          31,683,635
Palmetto MobileNet, L.P. ...........     (104,812,985)      (119,831,722)       (115,231,295)
                                        -------------       ------------        ------------
Total assets........................    $ 307,569,196        260,409,758         257,695,210
                                        =============       ============        ============

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

(16)  RECONCILIATION OF BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING

2001:
  Basic weighted average shares outstanding.................   18,816,047
  Effect of dilutive securities:
  Stock options.............................................       44,233
                                                               ----------
  Diluted weighted average shares outstanding...............   18,860,280
                                                               ==========
2000:
  Basic weighted average shares outstanding.................   18,833,807
  Effect of dilutive securities:
  Stock options.............................................       97,173
                                                               ----------
  Diluted weighted average shares outstanding...............   18,930,980
                                                               ==========
1999:
  Basic weighted average shares outstanding.................   18,705,886
  Effect of dilutive securities:
  Stock options.............................................      145,964
                                                               ----------
  Diluted weighted average shares outstanding...............   18,851,850
                                                               ==========

(17)  SUMMARY OF INCOME STATEMENT INFORMATION (UNAUDITED)

     A summary of quarterly income statement information for the years ended December 31, 2001 and 2000, follows:

                                                     2001 QUARTERS ENDED
                                      --------------------------------------------------
                                       MARCH 31      JUNE 30      SEPT. 30     DEC. 31
                                      -----------   ----------   ----------   ----------
Operating revenues..................  $31,085,558   31,724,387   35,710,089   36,092,077
Income (loss) before other income
  (expenses) and income taxes.......     (565,731)   1,518,592    2,513,066    1,685,081
Net income (loss)...................    1,355,749    3,760,812    2,797,185   (7,744,704)
Basic earnings per common share.....  $      0.07         0.20         0.15        (0.41)
                                      ===========   ==========   ==========   ==========
Diluted earnings per common share...  $      0.07         0.20         0.15        (0.41)
                                      ===========   ==========   ==========   ==========

                                                     2000 QUARTERS ENDED
                                      --------------------------------------------------
                                       MARCH 31      JUNE 30      SEPT. 30     DEC. 31
                                      -----------   ----------   ----------   ----------
Operating revenues..................  $27,942,307   28,867,848   28,640,072   30,205,106
Income before other income
  (expenses) and income taxes.......    5,040,578    4,141,132    2,709,433    1,762,494
Net income..........................    5,301,007    4,868,664   27,333,773    3,276,004
Basic earnings per common share.....  $      0.28         0.26         1.45         0.17
                                      ===========   ==========   ==========   ==========
Diluted earnings per common share...  $      0.28         0.26         1.44         0.17
                                      ===========   ==========   ==========   ==========

                                                                     SCHEDULE II

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                     COLUMN A                       COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------------------------------------------------  ---------   ---------   ----------   -----------
                                                                            DEDUCTIONS
                                                    BALANCE,    ADDITIONS      FROM       BALANCE,
                                                    BEGINNING    CHARGED     RESERVES    END OF YEAR
DESCRIPTION                                          OF YEAR    TO INCOME   (SEE NOTE)   (SEE NOTE)
-----------                                         ---------   ---------   ----------   -----------
Valuation and qualifying accounts deducted from
  assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2001......................  $429,732     966,721     801,771       744,682
                                                    ========     =======     =======       =======
Year ended December 31, 2000......................  $107,500     690,834     638,602       429,732
                                                    ========     =======     =======       =======
Year ended December 31, 1999......................  $107,500     603,458     603,458       107,500
                                                    ========     =======     =======       =======

---------------

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $191,274, $188,399, and $170,132 for 2001, 2000, and 1999, respectively. Balance at December 31, 2001 includes $150,000 assumed in the partitioning of our portion of the Cingular PCS network in June, 2001. Balance at December 31, 2000 includes $270,000 assumed in the acquisition of WebServe accounted for as a purchase in 2000.

                            PALMETTO MOBILENET, L.P.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    CONTENTS

Report of Independent Auditors..............................   F-34
Consolidated Financial Statements
Consolidated Balance Sheets.................................   F-35
Consolidated Statements of Income and Partners' Equity......   F-36
Consolidated Statements of Cash Flows.......................   F-37
Notes to Consolidated Financial Statements..................   F-38 to F-41

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Palmetto MobileNet, L.P.

     We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. as of December 31, 2001 and 2000, and the related consolidated statements of income and partners' equity, and cash flows for each of the three years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $77,483,276 and $99,916,083 as of December 31, 2001 and 2000, respectively, and the equity in their net income was $20,784,846, $30,255,306, and $27,644,685 for the years 2001, 2000, and 1999, respectively. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it relates to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Bauknight Pietras & Stormer, P.A.

March 18, 2002
Columbia, South Carolina

                            PALMETTO MOBILENET, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,973,799   $ 13,421,848
  Accounts receivable.......................................        33,190         40,727
                                                              ------------   ------------
Total current assets........................................    21,006,989     13,462,575
Land, building and improvements, net........................     5,911,647      5,979,502
Interests in RSA partnerships...............................    77,483,276     99,916,083
Other assets:
  Rural Telephone Finance Cooperative Subordinated Capital
     Certificates...........................................       411,073        473,562
                                                              ------------   ------------
Total assets................................................  $104,812,985   $119,831,722
                                                              ============   ============

                            LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
  Accounts payable -- PMN, Inc..............................  $    209,456   $    141,334
  Accounts payable and accrued expenses.....................       114,219        151,571
  Accrued interest..........................................        28,907         31,367
  Current portion of long-term debt.........................     1,308,198      1,226,510
                                                              ------------   ------------
Total current liabilities...................................     1,660,780      1,550,782
Long-term debt, net of current portion......................     3,127,695      4,498,380
Partners' equity............................................   100,024,510    113,782,560
                                                              ------------   ------------
Total liabilities and partners' equity......................  $104,812,985   $119,831,722
                                                              ============   ============

                            See accompanying notes.

                            PALMETTO MOBILENET, L.P.

             CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS' EQUITY

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Equity in earnings of RSA partnership interests....  $ 20,784,846   $ 30,255,306   $ 27,644,685
Management fee.....................................      (317,476)      (255,354)      (209,561)
                                                     ------------   ------------   ------------
Income from operations.............................    20,467,370     29,999,952     27,435,124
Revenue from real estate rentals...................     1,046,156        410,982             --
Cost of rental revenues............................      (507,183)      (229,420)            --
                                                     ------------   ------------   ------------
Income from real estate rentals....................       538,973        181,562             --
Other income (expense):
  Interest expense.................................      (319,609)      (392,850)      (464,708)
  Investment income................................       638,005      1,046,335        665,013
  Other............................................       (45,969)       (97,433)        (6,056)
                                                     ------------   ------------   ------------
Net income.........................................    21,278,770     30,737,566     27,629,373
Partners' equity, beginning of year................   113,782,560    108,071,296    100,449,714
Contribution of partners' equity...................            --             --         11,689
Distributions to partners..........................   (35,036,820)   (25,026,302)   (20,019,480)
                                                     ------------   ------------   ------------
Partners' equity, end of year......................  $100,024,510   $113,782,560   $108,071,296
                                                     ============   ============   ============

                            See accompanying notes.

                            PALMETTO MOBILENET, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES
Net income.........................................  $ 21,278,770   $ 30,737,566   $ 27,629,373
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Equity in earnings of RSA partnership
     interests.....................................   (20,784,846)   (30,255,306)   (27,644,685)
  Depreciation.....................................       135,372         67,518             --
  Changes in operating assets and liabilities:
     Accounts receivable...........................         7,537        (40,727)            --
     Accounts payable and accrued expenses.........        28,310        138,899        (59,368)
                                                     ------------   ------------   ------------
Net cash provided by (used in) operating
  activities.......................................       665,143        647,950        (74,680)
INVESTING ACTIVITIES
Proceeds from RSA partnership distributions........    43,217,653     24,904,830     29,692,902
Purchase of land, building and improvements........       (67,517)    (6,047,020)            --
                                                     ------------   ------------   ------------
Net cash provided by investing activities..........    43,150,136     18,857,810     29,692,902
FINANCING ACTIVITIES
Repayments of long-term debt.......................    (1,226,508)    (1,274,753)    (1,078,119)
Additional partnership capital received............            --             --         11,689
Distributions of partnership capital...............   (35,036,820)   (25,026,302)   (20,515,855)
                                                     ------------   ------------   ------------
Net cash used in financing activities..............   (36,263,328)   (26,301,055)   (21,582,285)
                                                     ------------   ------------   ------------
Net change in cash and cash equivalents............     7,551,951     (6,795,295)     8,035,937
Cash and cash equivalents, beginning of year.......    13,421,848     20,217,143     12,181,206
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of year.............  $ 20,973,799   $ 13,421,848   $ 20,217,143
                                                     ============   ============   ============

                            See accompanying notes.

                            PALMETTO MOBILENET, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

     CONSOLIDATION

     The financial statements include the accounts of the Partnership and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

     The Partnership maintains its cash and cash equivalent balances in one financial institution located in Columbia, South Carolina. At December 31, 2001 and 2000, cash equivalents of $16,500,000 and $10,100,000, respectively, consisted of investments in repurchase agreements.

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

2.  ACQUISITION

     In a prior year, the Partnership acquired 100% of the equity in two companies and a 51% equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000 resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in other general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships, which are recorded at cost less accumulated amortization, exceeded the underlying equity in net assets by approximately $11,116,000 and $37,512,000, respectively. This cost in

                            PALMETTO MOBILENET, L.P.

excess of underlying equity in net assets is being amortized over a 15 year period. Accumulated amortization, which has been recorded as a reduction in the interest in RSA partnerships and a reduction in the equity in earnings of RSA partnership interests, was approximately $12,967,000 and $9,725,000 at December 31, 2001 and 2000 respectively. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $3,241,000 annually.

     In June 2001, the Financial Accounting Standards Board issued its Statement No. 142, Intangible Assets. This new standard will be adopted by the Partnership effective January 1, 2002. Accordingly, the Partnership will no longer amortize the remaining portion of the "cost in excess of underlying equity in net assets" discussed above. Instead, the Partnership will be required to perform an annual test for impairment of this intangible asset.

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

     Summarized combined financial information for the RSA partnerships follows:

     At December 31:

                                                                2001           2000
                                                            ------------   ------------
Current assets............................................  $ 23,207,831   $ 29,776,462
Noncurrent assets.........................................   107,461,904    106,798,800
Current liabilities.......................................    13,981,307     14,546,503
Noncurrent liabilities....................................    33,041,665             --
Partners' equity..........................................    83,646,763    122,028,759

     For the years ended December 31:

                                                   2001           2000           1999
                                               ------------   ------------   ------------
Net sales....................................  $206,447,266   $223,082,629   $185,006,365
Net income...................................    48,053,296     66,994,235     61,772,996

     The Partnership's equity in the combined net income of the RSA partnerships was $24,026,648, $33,497,118, and $30,886,498 for the years ended December 31,
2001, 2000, and 1999, respectively.

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

                            PALMETTO MOBILENET, L.P.

4.  LAND, BUILDING AND IMPROVEMENTS, NET

     Land, building and improvements consisted of the following:

                                                                 2001         2000
                                                              ----------   ----------
Land........................................................  $1,000,000   $1,000,000
Land improvements...........................................      50,000       50,000
Building....................................................   4,997,020    4,997,020
Building improvements.......................................      67,518           --
                                                              ----------   ----------
                                                               6,114,538    6,047,020
Less, accumulated depreciation..............................    (202,891)     (67,518)
                                                              ----------   ----------
                                                              $5,911,647   $5,979,502
                                                              ==========   ==========

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

     Total minimum annual rentals under the terms of executed leases are as follows:

                                                    RELATED
                                                     PARTY        OTHERS       TOTAL
                                                   ----------   ----------   ----------
2002.............................................  $  200,158   $  680,105   $  880,263
2003.............................................     200,158      607,894      808,052
2004.............................................     200,158      459,010      659,168
2005.............................................     200,158      379,670      579,828
2006.............................................     200,158      379,670      579,828
Thereafter.......................................     800,632    1,257,911    2,058,543
                                                   ----------   ----------   ----------
                                                   $1,801,422   $3,764,260   $5,565,682
                                                   ==========   ==========   ==========

5.  LONG-TERM DEBT

     The Partnership has a $10 million term loan agreement and a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the "RTFC"). The terms of the agreements require the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates ("SCC's"). The Partnership had $411,073 and $473,562 of SCC's at December 31, 2001 and 2000, respectively.

     The debt is collateralized by a first lien on the assets of the Partnership other than the Partnership's equity interests in the ten RSA partnership investments. The term loan provides for varying quarterly payments of principal, plus interest at fixed rates ranging from 5.85% to 6.50%. The terms of the line of credit agreement provide for interest to be paid quarterly at the RTFC's published variable interest rate. No funds have been advanced against the line of credit agreement. At December 31, 2001 and 2000, $4,435,893 and $5,724,890 were outstanding under the financing agreement.

     The Partnership extinguished all of the RTFC debt in March 2002.

     The carrying amount of the Company's long-term debt approximates fair value.

                            PALMETTO MOBILENET, L.P.

     Cash paid for interest totaled $322,069, $399,079, and $471,965 for the years ended December 31, 2001, 2000, and 1999, respectively.

6.  RELATED PARTY TRANSACTIONS

     The business affairs of Palmetto MobileNet, L.P. are managed by its 0.8% general partner, PMN, Inc. For the years ended December 31, 2001, 2000, and 1999, approximately $317,000, $255,000, and $210,000 were paid to the general partner to perform this function.

7.  COMMITMENTS AND CONTINGENCIES

     Pursuant to each RSA general partnership agreement, Palmetto MobileNet, L.P. is subject to requests for additional capital.

     The Internal Revenue Service ("IRS") is performing examinations of the records of a significant number of the RSA partnerships, in which the Partnership has ownership interests, for the years ended December 31, 1991 to 1996.

     For certain RSA's, agreements were reached with the IRS in 2001 and 2000 as to certain adjustments which have been allocated to each partner to be included in their taxable income.

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

     One of the Partnership's partners has filed a "Summons and Complaint for Declaratory Judgment" against the Partnership, PMN, Inc., and each of the other partners in the Partnership. The partner is seeking clarification of certain proposed amendments to the partnership agreement. Management does not believe that the resolution of this matter will have a material impact on the Partnership's financial statements, however, the ultimate outcome cannot be determined at this time.

8.  SUBSEQUENT EVENT

     The Partnership paid distributions to its partners of approximately $5,000,000 in March 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 4 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 4 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 5 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 5 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 6 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 6 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of North Carolina RSA 15 Cellular Partnership:

     We have audited the accompanying balance sheets of North Carolina RSA 15 Cellular Partnership (a North Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 15 Cellular Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of North Carolina RSA 5 Cellular Partnership:

     We have audited the accompanying balance sheets of North Carolina RSA 5 Cellular Partnership (a North Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina RSA 5 Cellular Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 3 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 3 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 7 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 7 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 9 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 9 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 2 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 2 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

     We have audited the accompanying balance sheets of South Carolina RSA No. 8 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Carolina RSA No. 8 Cellular General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2000, the Partnership changed its method of accounting for certain revenues.

                                          /s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,
February 6, 2002