Form 10-Q
period 2002-03-31
CT COMMUNICATIONS INC /NC
filed 2002-05-13
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
       (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-19179

                             CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 NORTH CAROLINA                            56-1837282
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

            1000 Progress Place NE
           P.O. Box 227, Concord, NC                       28026-0227
   (Address of principal executive offices)                (Zip Code)

                                  (704)722-2500
              (Registrant's telephone number, including area code)

                            68 Cabarrus Avenue, East
                                Concord, NC 28025
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         18,773,951 shares of Common Stock outstanding as of April 30, 2002.

                             CT COMMUNICATIONS, INC.

                                      INDEX


                                                                        Page No.

PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets--
              March 31, 2002 and December 31, 2001                         2

Consolidated Statements of Income--
              Three Months Ended March 31, 2002 and 2001                   4

Consolidated Statements of Cash Flows--
              Three Months Ended March 31, 2002 and 2001                   5

Consolidated Statements of Comprehensive Income (Loss)--
              Three Months Ended March 31, 2002 and 2001                   6

Notes to Consolidated Financial Statements                                 7

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               13

Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                           17

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                  17

               PART I. Item 1. FINANCIAL INFORMATION

             CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                            (Unaudited)

                                                   March 31,      December 31,
                                                     2002             2001
                                                --------------   ---------------
ASSETS
    Current assets:
      Cash and cash equivalents                 $   5,670,129     $   8,396,860
      Accounts receivable, net of
        allowance for doubtful
        accounts of $519,732 and $744,682          21,771,315        21,102,252
      Other accounts receivable                       808,491           439,022
      Materials and supplies                        4,636,110         4,519,718
      Income tax receivable                         1,339,683         2,442,720
      Deferred income taxes                           293,103           293,103
      Prepaid expenses and other assets             1,566,637         1,916,800
                                                -------------     -------------
    Total current assets                           36,085,468        39,110,475
                                                -------------     -------------

    Investment securities                           8,396,816        14,046,861
    Other investments                                 184,363           184,363
    Investments in unconsolidated companies        22,394,969        22,308,152

    Property and equipment:
      Land, buildings, and general equipment       81,941,417        55,493,878
      Central office equipment                    136,474,445       132,700,260
      Poles, wires, cables and conduit            123,761,359       121,138,173
      Construction in progress                      6,112,183        26,812,559
                                                -------------     -------------
                                                  348,289,404       336,144,870
    Less accumulated depreciation                (143,677,215)     (137,457,941)
                                                -------------     -------------

    Net property and equipment                    204,612,189       198,686,929

    Intangible and other assets, net               33,107,338        33,232,416

                                                -------------     -------------
TOTAL ASSETS                                    $ 304,781,143     $ 307,569,196
                                                =============     =============

See accompanying notes to consolidated financial statements.

                CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Continued)
                               (Unaudited)

                                                     March 31,     December 31,
                                                        2002           2001
                                                   -------------  -------------
LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
       Redeemable preferred stock                  $      12,500  $      12,500
       Accounts payable                                6,953,216     10,233,035
       Short-term borrowings                           4,500,000           --
       Customer deposits and advance billings          2,266,992      2,185,338
       Accrued payroll                                 1,755,547      3,068,221
       Accrued pension cost                            2,315,919      2,446,730
       Other accrued liabilities                       2,445,183      2,061,487
                                                   -------------  -------------
    Total current liabilities                         20,249,357     20,007,311
                                                   -------------  -------------

    Long-term debt                                   100,000,000    100,000,000
                                                   -------------  -------------

    Deferred credits and other liabilities:
       Deferred income taxes                          10,717,022     11,746,554
       Investment tax credits                            430,819        459,540
       Post-retirement benefits other than pension    10,951,762     10,817,927
       Other                                             733,286        896,388
                                                   -------------  -------------
    Total deferred credits and other liabilities:     22,832,889     23,920,409
                                                   -------------  -------------

    Redeemable Preferred Stock:
       4.8% series, $100 par value; 5,000
       shares authorized; 1,000 shares issued
       and outstanding in 2002 and 2001                   87,500         87,500
                                                   -------------  -------------
    Total liabilities                                143,169,746    144,015,220
                                                   -------------  -------------

    Stockholders' equity:
       Preferred Stock not subject to
          mandatory redemption:
             5% series, $100 par value; 3,356
                shares outstanding in 2002 and 2001      335,600        335,600
             4.5% series, $100 par value; 614
                shares outstanding in 2002 and 2001       61,400         61,400
       Common Stock
          18,761,889 and 18,734,008 shares
          outstanding in 2002 and 2001,
          respectively                                41,138,964     40,846,672
       Other capital                                     298,083        298,083
       Unearned compensation                          (1,208,057)      (653,693)
       Other accumulated comprehensive income          1,537,172      4,786,104
       Retained earnings                             119,448,235    117,879,810
                                                   -------------  -------------
    Total stockholders' equity                       161,611,397    163,553,976
                                                   -------------  -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 304,781,143  $ 307,569,196
                                                   =============  =============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       2002             2001
                                                       ----             ----

Operating revenues                                 $ 35,574,907    $ 31,085,558

Operating expenses                                   32,512,940      29,709,213

Restructuring charge                                       --         1,942,076

                                                   ------------    ------------
        Operating income (loss)                       3,061,967        (565,731)
                                                   ------------    ------------

Other income (expenses):
    Equity in income of
      unconsolidated companies, net                     680,030         940,997
    Interest, dividend income and gain
      on sale of investments                          2,943,339       3,128,055
    Impairment of investments                          (533,575)         --
    Other expenses, principally interest             (1,413,086)     (1,236,086)
                                                   ------------    ------------
        Total other income                            1,676,708       2,832,966
                                                   ------------    ------------

        Income before income taxes                    4,738,675       2,267,235

Income taxes                                          1,942,857         911,486
                                                   ------------    ------------

        Net income                                    2,795,818       1,355,749

Dividends on Preferred Stock                              6,086           6,236
                                                   ------------    ------------

Earnings for Common Stock                          $  2,789,732    $  1,349,513
                                                   ============    ============

Basic earnings per common share:
    Earnings per common share                      $       0.15    $       0.07
                                                   ============    ============

Diluted earnings per common share:
    Earnings per common share                      $       0.15    $       0.07
                                                   ============    ============

Basic weighted average shares outstanding            18,759,318      18,857,297
                                                   ============    ============

Diluted weighted average shares outstanding          18,812,542      18,900,579
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                               2002             2001
                                                           ------------     ------------
Cash flows from operating activities:
    Net income                                             $  2,795,818     $  1,355,749
Adjustments to reconcile net income to
net cash provided by operating
activities:
    Depreciation and amortization                             6,757,949        5,530,724
    Postretirement benefits                                     133,835           47,250
    Gain on sales of investment securities                   (2,850,064)      (2,560,405)
    Impairment of investments                                   533,575             --
    Undistributed income of unconsolidated
      companies                                                (680,030)        (940,997)
    Deferred income taxes and tax credits                       748,972          (28,721)
    Changes in operating assets and
    liabilities:
      Accounts receivable                                    (1,038,532)        (635,202)
      Materials & supplies                                     (116,392)          73,354
      Other assets                                              350,163         (142,495)
      Accounts payable                                       (3,279,819)        (404,011)
      Customer deposits and advance billings                     81,654          116,584
      Accrued liabilities                                    (1,077,317)        (455,797)
      Income taxes receivable                                 1,103,037          585,007
                                                           ------------     ------------
Net cash provided by operating activities                     3,462,849        2,541,040
                                                           ------------     ------------

Cash flows from investing activities:
    Capital expenditures, net                               (12,286,043)     (17,981,351)
    Purchase of investments in unconsolidated companies        (500,000)            --
    Purchase of investment securities                          (716,305)        (943,018)
    Proceeds from sale of investment securities               3,563,580        2,840,794
    Capital distribution from unconsolidated companies          993,213             --
    Purchase of wireless spectrum                                  --         (2,397,840)
                                                           ------------     ------------
Net cash used in investing activities                        (8,945,555)     (18,481,415)
                                                           ------------     ------------

Cash flows from financing activities:
    Proceeds from credit facility                             4,500,000       15,000,000
    Dividends paid                                           (1,227,393)      (1,226,563)
    Repurchase of Common Stock                                 (618,313)          (9,879)
    Proceeds from Common Stock issuances                        101,681             --
                                                           ------------     ------------
Net cash provided by financing activities                     2,755,975       13,763,558
                                                           ------------     ------------

Net decrease in cash and cash equivalents                    (2,726,731)      (2,176,817)
Cash and cash equivalents - beginning of period               8,396,860        8,060,015
                                                           ------------     ------------
Cash and cash equivalents - end of period                  $  5,670,129     $  5,883,198
                                                           ============     ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                  2002                 2001
                                                  ----                 ----

Net income                                    $ 2,795,818           $1,355,749

Other comprehensive income, net of tax:
     Unrealized holding losses
        on available-for-sale securities       (1,578,948)            (650,688)
     Unrealized holding gains on
        interest rate swaps                       158,047                 --
     Less reclassification adjustment
        for gains realized in net income       (1,828,031)          (1,642,244)
                                              ---------------------------------
Comprehensive loss                            $  (453,114)         $  (937,183)
                                              =================================



See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company's financial position as of March 31, 2002 and 2001, and the results of its operations and cash flows for the three months then ended. These unaudited financial statements should be read along with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and do not include all disclosures associated with the Company's annual financial statements.

2. In certain instances, amounts previously reported in the 2001 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of common stock transactions during the three months ended March 31, 2002.

                                                     Shares           Value
                                                     ------           -----

         Outstanding at December 31, 2001          18,734,008     $ 40,846,672
         Purchase of Common Stock                     (55,051)        (970,448)
         Issuance of Common Stock                      82,932        1,262,740
                                                   ----------     ------------
         Outstanding at March 31, 2002             18,761,889     $ 41,138,964
                                                   ==========     ============

                                                      Basic          Diluted
                                                      -----          -------
         Weighted average shares outstanding for
           the three months ended March 31, 2002   18,759,318       18,812,542

         Weighted average shares outstanding for
           the three months ended March 31, 2001   18,857,297       18,900,579

         The Company began a stock repurchase program in March 2001 to repurchase up to 1,000,000 shares of its outstanding common stock periodically through March 2002. As of March 31, 2002, 202,450 shares had been repurchased at a cost of approximately $3.0 million. In April 2002, the Board of Directors approved the continuation of the stock repurchase program through March 2003 allowing repurchase of up to 797,550 shares over the next twelve months.

5.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at March 31, 2002 and December 31, 2001 were as follows:

                                 March 31, 2002
                                 --------------

Securities            Amortized   Gross Unrealized  Gross Unrealized    Fair
Available-for-Sale       Cost       Holding Gains    Holding Losses     Value
------------------       ----       -------------    --------------     -----

Equity securities    $ 5,753,818     $  3,016,106     $   (373,108)  $ 8,396,816
                     ===========     ============     ============   ===========

                                December 31, 2001
                                -----------------

Securities            Amortized   Gross Unrealized  Gross Unrealized    Fair
Available-for-Sale       Cost       Holding Gains    Holding Losses     Value
------------------       ----       -------------    --------------     -----

Equity securities    $ 6,184,604     $  8,236,285     $   (374,028)  $14,046,861
                     ===========     ============     ============   ===========

During the three months ended March 31, 2002, the Company sold 102,000 shares of VeriSign, Inc. ("VeriSign") common stock and 222,182 shares of ITC-DeltaCom, Inc. ("ITC-DeltaCom"). As of March 31, 2002, the Company owned over 116,000 shares of VeriSign common stock with a market value of approximately $3.1 million and 600,000 shares of ITC-DeltaCom common stock with a market value of approximately $0.2 million. During the three months ended March 31, 2002, the Company wrote down $0.5 million in impaired investment securities, including $0.3 million related to ITC-DeltaCom.


6.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

                                            March 31, 2002    December 31, 2001
                                            --------------    -----------------
Equity Method:
    Palmetto MobileNet, L.P.                  $ 9,515,726        $ 9,808,915
    Wireless One of North Carolina, L.L.C       8,721,151          8,762,090
    Other                                         133,364            112,418

Cost Method:
    ITC Holding Company                         2,215,534          2,215,534
    Maxcom Telecomunicaciones, S.A. de C.V      1,238,476          1,238,476
    Other                                         570,718            170,719
                                              -----------        -----------
             TOTAL                            $22,394,969        $22,308,152
                                              ===========        ===========

On September 14, 2001, the Company's wholly owned subsidiary, CT Wireless Cable, Inc. ("CTWC"), and Wireless One of North Carolina, L.L.C. ("WONC"), entered into a Limited Liability Company Interest Purchase Agreement with Wireless One, Inc. and Worldcom Broadband Solutions, Inc. pursuant to which WONC will purchase from Wireless One, Inc. its entire 50% interest in WONC. As a result of the purchase, including all payments discussed below, CTWC will own more than 99% of the equity interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002.

The total purchase price for Wireless One, Inc.'s interest in WONC was approximately $20.7 million, $3 million of which was paid in cash at the closing and the remainder was paid in the form of an interest bearing promissory note of WONC. The promissory note is payable over the ten year period following the closing, with a $7 million payment due in one year (which payment may be deferred for up to an additional two years) and the remainder payable in equal annual installments beginning after six years. In the event the $7 million payment is not made when due, either CTWC or Wireless One, Inc. may cause WONC to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC's channel rights.

7.       RESTRUCTURING LIABILITY

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of competitive local exchange carrier operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs and other costs associated with the restructuring action. The remaining liability at March 31, 2002 relates primarily to pension obligations and the remaining Raleigh lease liability. A summary of restructuring liability activity for the three months ended March 31, 2002 is as follows:

Balance at December 31, 2001                                 $   1,210,181
     Raleigh lease payments                                        (31,970)
                                                             -------------
Balance at March 31, 2002                                    $   1,178,211
                                                             =============

In November 2001, the Company recorded restructuring charges of $1,521,511 in connection with stopping the expansion of the operations of the Company's WaveTel, LLC ("WaveTel") subsidiary into the Raleigh, Durham, and Charlotte, North Carolina markets. The related liabilities are included in other accrued liabilities in the accompanying consolidated balance sheets and were established to accrue for remaining severance costs related to ten WaveTel employees, cell site lease termination costs, design and engineering costs, and other costs associated with the restructuring action. A summary of restructuring liability activity related to the WaveTel restructuring for the three months ended March 31, 2002 is as follows:

Balance at December 31, 2001                                 $     222,509
     Severance costs                                                (7,509)
     Cell-site lease termination costs                             (26,250)
                                                             -------------
Balance at March 31, 2002                                    $     188,750
                                                             =============

8.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on March 31, 2002 was 3.28%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2002, $50.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2002.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million, and $5.0 million of the outstanding revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a spread of 1.25%. The fair value of each of the swaps as of March 31, 2002 was ($467,024), $133,814, and $72,040,
respectively. The Company also has an additional line of credit for $10.0 million. As of March 31, 2002, the Company had $4.5 million outstanding under this credit line at an interest rate of 3.13%.

9.       PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS Network on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and a license for spectrum for Cabarrus, Rowan and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. This transaction has been accounted for under the purchase method of accounting. The total purchase price was $23.2 million. The Company paid $19.3 million in June 2001 and $3.9 million in September 2001. Allocation of the transaction is summarized below:

          Property and equipment                      $     4,635,875
          Intangible and other assets                      18,724,559
          Liabilities                                        (150,000)
                                                      ---------------

          Total purchase price                        $    23,210,434
                                                      ===============

While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from the Cingular DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

10.      GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $10.3 million as of March 31, 2002, and was unchanged for the quarter then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                                 Three Months Ended March 31,
                                                  2002                 2001
                                                  ----                 ----
Net income:
    As reported                              $  2,795,818          $  1,355,749
    Goodwill amortization (net of tax)               --                 225,425
                                             ------------          ------------

    Adjusted net income                      $  2,795,818          $  1,581,174
                                             ============          ============

Basic earnings per share:
    As reported                              $       0.15          $       0.07
                                             ============          ============

    As adjusted                              $       0.15          $       0.08
                                             ============          ============


Diluted earnings per share:
    As reported                              $       0.15          $       0.07
                                             ============          ============

    As adjusted                              $       0.15          $       0.08
                                             ============          ============


11.      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

SFAS No. 141 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments. In addition, for those intangible assets the Company identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of SFAS No. 142 during the period ending March 31, 2002.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. Adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations or cash flows.

The Financial Accounting Standards Board issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. We have identified the interest rate swap agreements as our only derivative instruments.

12.  SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Effective January 1, 2002, the Company stopped managing results of the long distance services unit as a separate business unit and began reporting long distance as a product offering within the remaining business segments. Results for previous quarters have been restated for comparability. As a result of the reorganization of internal reporting, the Company has defined and reports five segments as follows: the incumbent local exchange carrier ("ILEC") which provides local telephone service, the digital wireless group ("DCS") which provides wireless phone services, the competitive local exchange carrier ("CLEC") which provides competitive local telephone services to customers outside the ILEC's operating area, the Greenfield business segment ("Greenfield") which provides telecommunications services to new mixed-use developments outside the ILEC's operating area, and the internet service provider ("ISP") which provides dial-up and high-speed internet access, web design, web hosting and other data related services. Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three months ended March 31, 2002 and 2001, is as follows:

Three Months ended March 31, 2002

                                         ILEC          DCS          CLEC      Greenfield       ISP         OTHER         TOTAL
                                         ----          ---          ----      ----------       ---         -----         -----
 External revenues                  $ 23,195,060    5,754,997    3,447,133       799,881    2,342,633       35,203     35,574,907
 Intersegment revenues                 1,617,610       23,800      210,113         2,693          304      420,360      2,274,880
 External expenses                    10,916,435    4,677,290    4,516,682     1,639,822    2,717,072    1,287,689     25,754,991
 Intersegment expenses                 1,145,602       63,854      241,034        28,138      789,802        6,451      2,274,880
 Operating EBITDA                     12,278,625    1,077,706   (1,069,549)     (839,941)    (374,439)  (1,252,486)     9,819,916
 Depreciation and amortization         4,918,461      199,633      515,343       419,537      443,485      261,490      6,757,949
                                   -----------------------------------------------------------------------------------------------
 Segment operating profit (loss)       7,360,164      878,073   (1,584,892)   (1,259,478)    (817,924)  (1,513,976)     3,061,967
                                   -----------------------------------------------------------------------------------------------
 Segment Assets                      178,722,540   28,308,245   16,388,691    16,004,636   15,394,940   49,962,091    304,781,143

Three Months ended March 31, 2001

                                         ILEC          DCS          CLEC      Greenfield       ISP         OTHER         TOTAL
                                         ----          ---          ----      ----------       ---         -----         -----
 External revenues                  $ 24,176,790    2,449,117    1,855,119       291,107    2,313,425         --       31,085,558
 Intersegment revenues                 1,650,832       20,274         --            --           --           --        1,671,106
 External expenses                    13,569,571    3,232,507    4,406,514     1,120,387    2,144,035    1,647,551     26,120,565
 Intersegment expenses                   839,774       34,779      103,074         1,949      684,161        7,369      1,671,106
 Operating EBITDA                     10,607,219     (783,390)  (2,551,395)     (829,280)     169,390   (1,647,551)     4,964,993
 Depreciation and amortization         4,356,031       16,370      444,678       114,698      522,767       76,180      5,530,724
                                   -----------------------------------------------------------------------------------------------
 Segment operating profit (loss)       6,251,188     (799,760)  (2,996,073)     (943,978)    (353,377)  (1,723,731)      (565,731)
                                   -----------------------------------------------------------------------------------------------
 Segment Assets                      156,295,719      770,376   19,151,528     2,502,730   15,517,889   76,917,694    271,155,936

Reconciliation to Net Income Before Tax

                                Three Months Ended           Three Months Ended
                                   March 31, 2002              March 31, 2001
                                   --------------              --------------

Segment operating profit          $     3,061,967              $     (565,731)
Total other income                      1,676,708                   2,832,966
                                  ---------------              --------------
Income before income taxes        $     4,738,675              $    2,267,235
                                  ===============              ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended March 31, 2002 and March 31, 2001
----------------------------------------------------

         Consolidated
         ------------

         Operating revenues increased $4.5 million or 14.4% to $35.6 million for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The increase in revenues is primarily due to increases in DCS, CLEC and Greenfield. See the discussions by business unit below for additional detail and analysis.

         Operating expenses, exclusive of depreciation and amortization, decreased $0.4 million or 1.4% to $25.8 million for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Most of this reduction is a result of the $1.9 million restructuring expense incurred during the first quarter of 2001 offset by operating expenses associated with increased access lines in several business units.

         Depreciation and amortization expense increased $1.2 million or 22.2% to $6.8 million for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. This increase reflects the significant increase in depreciable assets over the last 12 months including additions in DCS from the partitioning of the Cingular DCS partnership, Greenfield from continued growth and construction of facilities, and certain other business units including WaveTel's wireless broadband trial market.

         Income taxes increased $1.0 million or 113.2% to $1.9 million for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 due primarily to the increase in taxable income of $2.5 million.

         Net income increased $1.4 million or 106.2% to $2.8 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         ILEC
         ----

         Excluding intersegment revenues, ILEC revenue was $23.2 million for the three months ended March 31, 2002, a $1.0 million or 4.1% decrease from the three months ended March 31, 2001. This decrease is primarily due to lower equipment sales of $0.3 million, lower interstate and intrastate access and toll revenue of $0.8 million, and a decrease in long distance revenue of $0.6 million. These decreases are partially offset by higher local line revenues. At March 31, 2002, the total number of local access lines in the ILEC's three-county service area equaled approximately 123,820. The Company is currently a party to two interconnection agreements and one resale agreement that provide other CLECs access to the Company's local telephone service market. Other CLECs may request interconnection agreements in the future. Additional interconnection agreements would be expected to provide increased competition to the ILEC.

         Excluding intersegment expenses, ILEC operating expenses were $10.9 million for the three months ended March 31, 2002, which is $2.7 million less than operating expenses for the three months ended March 31, 2001. $1.2 million of this decrease is attributable to restructuring charges incurred for an early retirement plan in the first quarter of 2001. Other specific decreases included $0.2 million for the cost of materials associated with lower equipment sales, $0.2 million in lower contracted services, decreased franchise taxes of $0.2 million due to changes in North Carolina tax laws, and a $0.1 million reduction in marketing expense.

         Digital Wireless
         ----------------

         DCS revenue was $5.8 million for the three months ended March 31, 2002, a $3.3 million or 135.0% increase over the three months ended March 31, 2001. This increase was attributable to monthly recurring revenue due to the addition of approximately 15,846 subscribers since March 31, 2001, bringing the total number of post pay subscribers to approximately 31,436. This increase includes approximately 13,000 subscribers added as a result of the partitioning of the predefined area of the Cingular Wireless digital network completed in June 2001. With the increase in customers, the DCS business unit began showing an operating profit during the last half of 2001. Offsetting some of the revenue increases were decreases in handset and accessory sales and prepaid card sales.

         DCS operating expenses were $4.7 million for the three months ended March 31, 2002, a $1.4 million or 44.7% increase over the three months ended March 31, 2001. This increase was primarily due to the increase in DCS subscribers and the costs associated with customer acquisition. Additionally, DCS recognized increased employee expenses of $0.2 million from the opening of two new wireless stores and higher property taxes of $0.1 million attributable to assets acquired in the partitioning.

         CLEC
         ----

         CLEC revenue was $3.4 million for the three months ended March 31, 2002, a $1.6 million or 85.8% increase over the three months ended March 31, 2001. This increase was primarily caused by an increase in local revenues of $0.9 million and access revenue of $0.6 million based on the addition of 8,837 access lines since March 31, 2001. As of March 31, 2002, CLEC had 22,184 total lines in service. This increase reflects growth in facilities-based services for the northern Charlotte, North Carolina market and the Greensboro, North Carolina region.

         CLEC operating expenses were $4.5 million for the three months ended March 31, 2002, a $0.1 million or 2.5% increase over the three months ended March 31, 2001. Costs of providing services increased $0.4 million with the increase in access lines. The increased cost of service was offset by a $0.2 million decrease in marketing expense and $0.7 million decrease as a result of restructuring charges expensed during the three months ended March 31, 2001.

         Greenfield
         ----------

         Greenfield revenue for the three months ended March 31, 2002 was $0.8 million, a $0.5 million or 174.8% increase over the same period in 2001. Revenue is primarily associated with lines located at Concord Mills Mall in Concord, North Carolina and at Discover Mills Mall outside Atlanta, Georgia. In total, 3,633 access lines were in service in more than 40 developments as of March 31, 2002. The Greenfield unit has entered into preferred provider agreements with a total of more than 60 residential and business developments and projects located primarily in Charlotte and Raleigh, North Carolina as of March 31, 2002. Revenues from these projects are expected to grow as access lines are placed in service; however, the Company does not expect to receive significant revenues from these agreements until late 2002 at the earliest.

         Greenfield expenses were $1.6 million for the three months ended March 31, 2002, a $0.5 million or 46.4% increase over the same period last year. These expenses are associated with the existing 3,633 lines in service, as well as the growth of the business unit due to continued work on new developer agreements.

         Internet and Data Services
         --------------------------

         ISP revenue was $2.3 million for the three months ended March 31, 2002, consistent with revenue during the same period last year. Revenues from dial-up accounts decreased by $0.1 and web development and programming were lower than last year. DSL revenues have increased $0.2 million. While traditional dial-up customers have decreased in number by approximately 1,000 during the last 12 months, almost 2,200 DSL subscribers and dedicated high speed customers have been added since March 31, 2001.

         ISP operating expenses were $2.7 million for the three months ended March 31, 2002, a $0.6 million or 26.7% increase over the same period last year. The majority of the increase is associated with increased expense and costs of operating the DSL network due to the increase in DSL customers.

         Other Business Units
         --------------------

         Other operating unit expenses were $1.3 million for the three months ended March 31, 2002 compared to $1.6 million for the three months ended March 31, 2001. This decrease reflects lower expenses associated with the broadband wireless trial market operated in Fayetteville, North Carolina by WaveTel. WaveTel provides broadband data and second-line voice service to its customers. In November 2001, the Company stopped the expansion of the operations of WaveTel into the Raleigh, Durham, and Charlotte, North Carolina markets.

         Other Income
         ------------

         Other income (expenses) decreased $1.2 million for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Equity in income of unconsolidated companies decreased $0.3 million due to lower income from the equity interest in Palmetto MobileNet, L.P. Interest, dividends and gain on sale of investments reflected $0.2 million lower gains on marketable security sales during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Interest expense increased $0.2 million as a result of the Company's increased level of indebtedness. During the three months ended March 31, 2002, the Company wrote down the carrying value of security investments by $0.5 million for impairment.

Liquidity and Capital Resources
-------------------------------

         The liquidity of the Company decreased during the three-month period ended March 31, 2002. Current assets exceeded current liabilities by $15.8 million at March 31, 2002. In comparison, current assets exceeded current liabilities by $19.1 million at December 31, 2001.

         Current assets decreased by $3.0 million when compared to December 31, 2001. This decrease is primarily the result of a decrease in income tax receivable of $1.1 million and a decrease in cash of $2.7 million offset by an increase in accounts receivable of $0.7 million due to increases in sales volume.

         Current liabilities increased by $0.2 million from December 31, 2001 to March 31, 2002. This increase is attributable to increased short-term borrowings of $4.5 million offset by decreases in accounts payable of $3.3 million caused by timing of expenditures and accrued payroll of $1.3 million due to payment of incentive compensation.

         The Company's principal sources of liquidity were cash provided by operations of $3.5 million, proceeds from the sale of investment securities of $3.6 million, partnership capital distributions of $1.0 million, and proceeds from short-term credit facilities of $4.5 million.

         Uses of cash during the three months ended March 31, 2002 included net capital expenditures of $12.3 million, purchases of investment securities of $0.7 million, investments in unconsolidated companies of $0.5 million, payment of dividends of $1.2 million, and the repurchase of Common Stock of the Company of $0.6 million. During March 2002, the Company completed construction of its new corporate headquarters in Concord, North Carolina.

         At March 31, 2002, the fair market value of the Company's investment securities was $8.4 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on March 31, 2002 was 3.28%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2002, $50.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2002. The Company also has an additional line of credit for $10.0 million. As of March 31, 2002, the Company had $4.5 million outstanding under this credit line at an interest rate of 3.13%.

         The Company anticipates that all of the capital requirements in 2002 associated with its construction program, operations, payments associated with long-term debt and investments as summarized above will be provided by cash flows from operations, existing cash, cash equivalents and short-term investments, sales of investment securities, and the available lines of credit.


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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Company's ability to respond effectively to the sweeping changes in industry conditions caused by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Company's ability to recover the substantial costs to be incurred in connection with the implementation of its various new businesses, (3) the Company's ability to retain its existing customer base against local and long distance service competition, and to market such services to new customers, (4) the performance of the Company's investments, (5) the Company's ability to effectively manage rapid changes in technology, and (6) the Company's ability to effectively respond to the actions of its competitors.

         In some cases, these forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project" or "potential" or the negative of these words or other comparable words. In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All forward-looking statements should be viewed with caution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on March 31, 2002 was 3.28%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2002, $50.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2002. The Company also has an additional line of credit for $10.0 million. As of March 31, 2002, the Company had $4.5 million outstanding under this credit line at an interest rate of 3.13%.

         The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the outstanding revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a spread. The fair value of each of the swaps as of March 31, 2002 were ($467,024), $133,814, and $72,040, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates, but subject the Company to above market interest costs if interest rates decline. Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company's financial condition or operations.


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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------

                      11           Computation of Earnings per Share

         (b) Reports on Form 8-K

                  On January 2, 2002 the Company filed a Current Report on Form 8-K announcing that the Company would substantially write-down its investment in Maxcom Telecommunications, S.A. de C.V. as of December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CT COMMUNICATIONS, INC.
------------------------------------
(Company)

  /s/ Amy M. Justis
------------------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer





May 13, 2002
------------------------------------
Date


(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

                                  EXHIBIT INDEX

                  Exhibit No.           Description of Exhibit
                  -----------           ----------------------

                      11                Computation of Earnings per Share