Form 10-Q
period 2002-06-30
CT COMMUNICATIONS INC /NC
filed 2002-08-14
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
       (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ----   ----

                            Commission file number 0-19179

                             CT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                   56-1837282
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         1000 Progress Place NE
        P.O. Box 227, Concord, NC                          28026-0227
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

         18,671,595 shares of Common Stock outstanding as of July 31, 2002.

                             CT COMMUNICATIONS, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets--
              June 30, 2002 and December 31, 2001                                                         2

Consolidated Statements of Income--
              Three and Six Months Ended June 30, 2002 and 2001                                           4

Consolidated Statements of Cash Flows--
              Six Months Ended June 30, 2002 and 2001                                                     5

Consolidated Statements of Comprehensive Income--
              Three and Six Months Ended June 30, 2002 and 2001                                           6

Notes to Consolidated Financial Statements                                                                7

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                              14

Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                                                          21

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                              22

Item 6. Exhibits and Reports on Form 8-K                                                                 22

               PART I. Item 1. FINANCIAL INFORMATION

             CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                            (Unaudited)

                                                    June 30,       December 31,
                                                      2002             2001
                                                 -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                  $   6,637,722    $   8,396,860
      Accounts receivable, net of
        allowance for doubtful
        accounts of $905,000 and $744,682           20,977,207       21,102,252
      Other accounts receivable                        133,694          439,022
      Materials and supplies                         4,422,571        4,519,718
      Income tax receivable                                  -        2,442,720
      Deferred income taxes                            293,103          293,103
      Prepaid expenses and other assets              1,682,725        1,916,800
                                                 -------------    -------------
Total current assets                                34,147,022       39,110,475
                                                 -------------    -------------

    Investment securities                            5,259,106       14,046,861
    Other investments                                  184,363          184,363
    Investments in unconsolidated companies         13,694,429       22,308,152

    Property and equipment:
      Land, buildings, and general equipment        84,940,584       55,493,878
      Central office equipment                     144,427,104      132,700,260
      Poles, wires, cables and conduit             127,939,396      121,138,173
      Construction in progress                       5,927,709       26,812,559
                                                 -------------    -------------
                                                   363,234,793      336,144,870
    Less accumulated depreciation                 (149,932,126)    (137,457,941)
                                                 -------------    -------------

    Net property and equipment                     213,302,667      198,686,929

    Goodwill, net                                    9,933,491        9,906,267
    Other intangibles, net                          52,711,115       22,264,535
    Other assets                                     1,346,344        1,061,614

                                                 -------------    -------------
TOTAL ASSETS                                     $ 330,578,537     $307,569,196
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Continued)
                               (Unaudited)

                                                    June 30,      December 31,
                                                      2002            2001
                                                  -------------   -------------
LIABILITIES & STOCKHOLDERS' EQUITY
   Current liabilities:
      Redeemable preferred stock                  $          --   $      12,500
      Accounts payable                                7,354,304      10,233,035
      Short-term borrowings                           2,500,000              --
      Customer deposits and advance billings          1,856,281       2,185,338
      Accrued payroll                                 2,011,705       3,068,221
      Income taxes payable                              675,234              --
      Accrued pension cost                            2,399,296       2,446,730
      Other accrued liabilities                       3,765,289       2,061,487
                                                  -------------   -------------
   Total current liabilities                         20,562,109      20,007,311
                                                  -------------   -------------

   Long-term debt                                   127,696,562     100,000,000
                                                  -------------   -------------

   Deferred credits and other liabilities:
      Deferred income taxes                          10,216,540      11,746,554
      Investment tax credits                            402,098         459,540
      Post-retirement benefits other than
         pension                                     10,955,927      10,817,927
      Other                                           1,099,265         896,388
                                                  -------------   -------------

   Total deferred credits and other liabilities:     22,673,830      23,920,409
                                                  -------------   -------------

   Redeemable Preferred Stock:
      4.8% series, $100 par value; 5,000
      shares authorized; 1,000 shares issued
      and outstanding in 2001                                --          87,500

                                                  -------------   -------------
   Total liabilities                                170,932,501     144,015,220
                                                  -------------   -------------

   Stockholders' equity:
      Preferred Stock not subject to
         mandatory redemption:
            5% series, $100 par value; 3,356
               shares outstanding in 2002 and 200       335,600         335,600
            4.5% series, $100 par value; 614
               shares outstanding in 2002 and 200        61,400          61,400
      Common Stock, 18,669,611 and 18,734,008
         shares outstanding in 2002 and 2001,
         respectively                                39,737,111      40,846,672
      Other capital                                     298,083         298,083
      Unearned compensation                          (1,053,716)       (653,693)
      Other accumulated comprehensive income (exp      (728,465)      4,786,104
      Retained earnings                             120,996,023     117,879,810
                                                  -------------   -------------

   Total stockholders' equity                       159,646,036     163,553,976
                                                  -------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 330,578,537   $ 307,569,196
                                                  =============   =============


See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                   2002           2001          2002             2001
                                                   ----           ----          ----             ----
Operating revenues                            $ 37,381,194    $ 31,724,387    $ 72,956,101    $ 62,809,945

Operating expenses                              33,967,272      30,205,795      66,480,212      59,915,008

Restructuring charge                                    --              --              --       1,942,076
                                              ------------    ------------    ------------    ------------
        Operating income                         3,413,922       1,518,592       6,475,889         952,861
                                              ------------    ------------    ------------    ------------

Other income (expenses):
    Equity in income of
      unconsolidated companies, net              1,179,950       1,620,561       1,859,980       2,561,558
    Interest, dividend income and gain
      on sale of investments                     1,844,349       4,025,292       4,787,688       7,153,347
    Impairment of investments                     (170,724)             --        (704,299)             --
    Other expenses, principally interest        (1,572,102)       (858,157)     (2,985,188)     (2,094,243)
                                              ------------    ------------    ------------    ------------
        Total other income                       1,281,473       4,787,696       2,958,181       7,620,662
                                              ------------    ------------    ------------    ------------

        Income before income taxes               4,695,395       6,306,288       9,434,070       8,573,523

Income taxes                                     1,918,004       2,545,476       3,860,861       3,456,962
                                              ------------    ------------    ------------    ------------

        Net income                               2,777,391       3,760,812       5,573,209       5,116,561

Dividends on Preferred Stock                         4,195           6,236          10,281          12,472
                                              ------------    ------------    ------------    ------------

Earnings for Common Stock                     $  2,773,196       3,754,576    $  5,562,928       5,104,089
                                              ============    ============    ============    ============

Basic earnings per common share:
    Earnings per common share                 $       0.15    $       0.20    $       0.30    $       0.27
                                              ============    ============    ============    ============

Diluted earnings per common share:
    Earnings per common share                 $       0.15    $       0.20    $       0.30    $       0.27
                                              ============    ============    ============    ============

Basic weighted average shares outstanding       18,734,756      18,848,149      18,746,997      18,852,698
                                              ============    ============    ============    ============

Diluted weighted average shares outstanding     18,774,592      18,889,365      18,790,135      18,895,277
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                       2002            2001
                                                                   ------------    ------------
Cash flows from operating activities:
    Net income                                                     $  5,573,209    $  5,116,561
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                    13,807,073      11,328,458
    Postretirement benefits                                             138,000          77,488
    Gain on sales of investment securities                           (3,966,574)     (6,200,984)
    Gain on sales of investment in unconsolidated companies            (656,679)             --
    Impairment of investments                                           704,299              --
    Undistributed income of unconsolidated companies                 (1,859,980)     (2,561,558)
    Deferred income taxes and tax credits                             1,507,147        (468,442)
    Changes in operating assets and
    liabilities, net of effects of acquisitions:
      Accounts receivable                                               655,373      (2,616,432)
      Income taxes receivable                                         3,117,954       1,273,381
      Materials and supplies                                             97,147        (329,036)
      Other assets                                                     (221,132)       (768,776)
      Accounts payable                                               (3,592,329)     (2,020,071)
      Customer deposits and advance billings                           (329,057)       (332,060)
      Accrued liabilities                                               555,991         142,958
                                                                   ------------    ------------
Net cash provided by operating activities                            15,530,442       2,641,487
                                                                   ------------    ------------
Cash flows from investing activities:
    Capital expenditures, net                                       (27,341,068)    (36,009,414)
    Investment in unconsolidated company                               (500,000)             --
    Purchase of investment securities                                (1,147,932)     (1,272,925)
    Proceeds from sale of investment securities                       4,891,667       6,924,974
    Proceeds from sale of investment in unconsolidated companies        818,360              --
    Capital distribution from unconsolidated companies                1,986,426       1,986,426
    Purchase of wireless spectrum                                      (760,000)     (2,397,840)
    Acquisitions, net of cash                                        (3,212,503)    (19,325,309)
                                                                   ------------    ------------
Net cash used in investing activities                               (25,265,050)    (50,094,088)
                                                                   ------------    ------------
Cash flows from financing activities:
    Net proceeds from credit facilities                              12,500,000      86,000,000
    Repayment of credit facility                                             --     (39,000,000)
    Dividends paid                                                   (2,456,996)     (2,466,463)
    Repurchase of Common and Preferred Stock                         (2,394,787)     (1,053,050)
    Proceeds from Common Stock issuances                                327,253          67,292
                                                                   ------------    ------------
Net cash provided by financing activities                             7,975,470      43,547,779
                                                                   ------------    ------------
Net decrease in cash and cash equivalents                            (1,759,138)     (3,904,822)
Cash and cash equivalents - beginning of period                       8,396,860       8,060,015
                                                                   ------------    ------------
Cash and cash equivalents - end of period                          $  6,637,722    $  4,155,193
                                                                   ============    ============

Supplemental disclosure of non-cash investing and
    financing activities:
      Issuance of note payable in connection with
         acquisition of wireless spectrum                          $ 17,696,562    $         --

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                           --------------------------    --------------------------
                                               2002           2001           2002          2001
                                           -----------    -----------    -----------    -----------
Net income                                 $ 2,777,391    $ 3,760,812    $ 5,573,209    $ 5,116,561

Other comprehensive income, net of tax:
     Unrealized holding gains (losses)
        on available-for-sale securities      (906,897)     2,333,124     (2,485,845)     1,682,436
     Unrealized holding losses on
        interest rate swaps                   (221,417)            --        (63,370)            --
     Less reclassification adjustment
        for gains realized in net income    (1,137,323)    (2,335,067)    (2,965,354)    (3,977,311)
                                           -----------    -----------    -----------    -----------
Comprehensive income                       $   511,754    $ 3,758,869    $    58,640    $ 2,821,686
                                           ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company's financial position as of June 30, 2002 and 2001, and the results of its operations and cash flows for the three and six months then ended. These unaudited financial statements should be read along with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and do not include all disclosures associated with the Company's annual financial statements.

2. In certain instances, amounts previously reported in the 2001 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of Common Stock transactions during the six months ended June 30, 2002.


                                                                                  Shares          Value
                                                                                ----------    -----------
Outstanding at December 31, 2001 ...........................................    18,734,008    $40,846,672
Purchase of Common Stock ...................................................      (174,134)    (2,758,539)
Issuance of Common Stock ...................................................       109,737      1,648,978
                                                                                ----------    -----------
Outstanding at June 30, 2002 ...............................................    18,669,611    $39,737,111
                                                                                ==========    ===========

                                                                                  Basic         Diluted
                                                                                ----------     ----------
Weighted average shares outstanding for the
         six months ended June 30, 2002 ....................................    18,746,997     18,790,135

Weighted average shares outstanding for the
         six months ended June 30, 2001 ....................................    18,852,698     18,895,277

         The Company began a stock repurchase program in March 2001 to repurchase up to 1,000,000 shares of its outstanding Common Stock periodically through March 2002. In April 2002, the Board of Directors approved the continuation of the stock repurchase program through March 2003. As of June 30, 2002, 317,950 shares had been repurchased at a cost of approximately $4.7 million, including 156,500 shares at a cost of $2.3 million repurchased during the six months ended June 30, 2002. Under the repurchase program, the Company is authorized to repurchase up to 797,550 shares of Common Stock over the next nine months.

         Outstanding options to purchase approximately 674,000 shares of Common Stock for the three and six months ended June 30, 2002 and approximately 441,000 shares of Common Stock for the three and six months ended June 30, 2001 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods.

         In June 2002, the Company secured approval from the North Carolina Utilities Commission and accelerated the redemption of the remaining 1,000 outstanding shares of 4.8% redeemable preferred stock of The Concord Telephone Company, a subsidiary of the Company, for $95,000.

5.       SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at June 30, 2002 and December 31, 2001 were as follows:

Equity Securities                     Amortized          Gross Unrealized             Gross Unrealized               Fair
Available-for-Sale                      Cost               Holding Gains               Holding Losses                Value
------------------                      ----               -------------               --------------                -----
June 30, 2002                      $5,803,145            $        114,750             $      (658,789)            $  5,259,106
                                   ==========            ================             ===============             ============

December 31, 2001                  $6,184,604            $      8,236,285             $      (374,028)            $ 14,046,861
                                   ==========            ================             ===============             ============

During the six months ended June 30, 2002, the Company sold 218,092 shares of VeriSign, Inc. ("VeriSign") common stock and 222,182 shares of ITC-DeltaCom, Inc. ("ITC-DeltaCom") common stock. As of June 30, 2002, the Company has no remaining shares of VeriSign common stock. During the six months ended June 30, 2002, the Company wrote down $0.7 million for impaired investment securities, including $0.5 million related to shares of ITC-DeltaCom common stock.

6.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

                                                                           June 30, 2002                     December 31, 2001
                                                                           -------------                     -----------------
Equity Method:
         Palmetto MobileNet, L.P.                                          $     9,717,869                  $          9,808,915
         Wireless One of North Carolina, L.L.C.                                         --                             8,762,090
         Other                                                                     113,512                               112,418

Cost Method:
         ITC Holding Company                                                     2,124,572                             2,215,534
         Maxcom
           Telecomunicaciones, S.A. de C.V.                                      1,238,476                             1,238,476
         Other                                                                     500,000                               170,719
                                                                           ---------------                  --------------------
                  TOTAL                                                    $    13,694,429                  $         22,308,152
                                                                           ===============                  ====================

On September 14, 2001, the Company's wholly owned subsidiary, CT Wireless Cable, Inc. ("CTWC"), and Wireless One of North Carolina, L.L.C. ("WONC"), entered into a Limited Liability Company Interest Purchase Agreement (the "Purchase Agreement") with Wireless One, Inc., a subsidiary of WorldCom, Inc. ("Wireless One"), and Worldcom Broadband Solutions, Inc. pursuant to which WONC would purchase from Wireless One its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002, resulting in CTWC owning 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company's results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company's consolidated financial statements.

The total purchase price for Wireless One's interest in WONC was $20,696,562, $3.0 million of which was paid in cash at the closing and the remainder of which was paid in the form of an interest bearing promissory note of WONC. The promissory note is payable over the 10 year period following the closing, with a $7.0 million payment due by 12 months from the closing date (which payment may be deferred for up to an additional two years) and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment is not made when due, either CTWC or Wireless One may cause WONC to transfer certain of its licensed frequencies to Wireless One in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC's channel rights.

The total purchase price of $20.7 million was allocated as follows:


                  Current assets                        $     277,957
                  Intangibles and licenses                 20,725,918
                  Equipment                                   412,367
                  Accounts payable                           (719,680)
                                                        -------------

                  Total purchase price                  $  20,696,562
                                                        =============

On July 19, 2002, the Company delivered a "Split-Up Notice" to Wireless One pursuant to the Purchase Agreement. This "Split-Up Notice" sets into motion a process under the Purchase Agreement pursuant to which WONC will transfer to Wireless One certain of WONC's licensed frequencies and a payment of all accrued interest in satisfaction of WONC's $17.7 million promissory note to Wireless One. The dates on which these transactions will be effected have not yet been determined, but are expected to occur no later than the second quarter of fiscal year 2003.

7.       RESTRUCTURING LIABILITY

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of competitive local exchange carrier operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs and other costs associated with the restructuring action. The remaining liability at June 30, 2002 relates primarily to pension obligations of approximately $1.0 million and the remaining Raleigh lease liability. A summary of restructuring liability activity for the six months ended June 30, 2002 is as follows:

Balance at December 31, 2001                       $       1,210,181
     Raleigh lease payments                                  (63,940)
                                                     ---------------
Balance at June 30, 2002                           $       1,146,241
                                                     ===============

In November 2001, the Company recorded restructuring charges of $1,521,511 in connection with ceasing the expansion of the operations of the Company's WaveTel, LLC ("WaveTel") subsidiary into the Raleigh, Durham, and Charlotte, North Carolina markets. The related liabilities are included in other accrued liabilities in the accompanying consolidated balance sheets and were established to accrue for remaining severance costs related to 10 WaveTel employees, cell site lease termination costs, design and engineering costs, and other costs associated with the restructuring action. A summary of restructuring liability activity related to the WaveTel restructuring for the six months ended June 30, 2002 is as follows:

Balance at December 31, 2001                        $         222,509
     Severance costs                                           (7,509)
     Cell-site lease termination costs                        (52,500)
                                                    -----------------
Balance at June 30, 2002                            $         162,500
                                                    =================

8.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on June 30, 2002 was 3.11%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2002. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2002, the Company had $2.5 million outstanding under this credit line at an interest rate of 3.09%.

The Company has a $17.7 million note payable that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment is due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008. $0.4 million of interest incurred has been capitalized during the six months ended June 30, 2002 to ready the use of wireless spectrum.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million, and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a current spread of 1.25%. The fair value of each of the swaps as of June 30, 2002 was ($513,468), ($59,550), and ($54,131), respectively.

9.       PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS Network on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and a license for spectrum for Cabarrus, Rowan and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This transaction has been accounted for under the purchase method of accounting. The total purchase price was $23.2 million. The Company paid $19.3 million in June 2001 and $3.9 million in September 2001. Allocation of the purchase price is summarized below:

                  Property and equipment           $            4,635,875
                  Intangible and other assets                  18,724,559
                  Liabilities                                    (150,000)
                                                   ----------------------

                  Total purchase price             $           23,210,434
                                                   ======================

While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from Cingular Wireless, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

10.    GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $10.3 million as of June 30, 2002, and was unchanged for the quarter then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:


                                                Three Months Ended June 30,                Six Months Ended June 30,
                                                   2002              2001                  2002                 2001
                                                   ----              ----                  ----                 ----
Net income:
       As reported                             $   2,777,391     $   3,760,812         $   5,573,209       $   5,116,561
       Goodwill amortization
        (net of tax)                                      --           225,425                    --             695,175
                                               -------------     -------------         -------------       -------------

       Adjusted net income                     $   2,777,391     $   3,986,237         $   5,573,209       $   5,811,736
                                               =============     =============         =============       =============

Basic earnings per share:
       As reported                             $        0.15     $        0.20         $        0.30       $        0.27
                                               =============     =============         =============       =============

       As adjusted                             $        0.15     $        0.21         $        0.30       $        0.31
                                               =============     =============         =============       =============


Diluted earnings per share:
       As reported                             $        0.15     $        0.20         $        0.30       $        0.27
                                               =============     =============         =============       =============

       As adjusted                             $        0.15     $        0.21         $        0.30       $        0.31
                                               =============     =============         =============       =============


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

SFAS No. 141 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. SFAS No. 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments. In addition, for those intangible assets the Company identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of SFAS No. 142 during the period ended June 30, 2002.

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

12.  SEGMENT INFORMATION

The Company has five reportable segments as follows: the incumbent local exchange carrier ("ILEC") which provides local telephone service, the digital wireless group ("DCS") which provides wireless phone services, the competitive local exchange carrier ("CLEC") which provides competitive local telephone services to customers outside the ILEC's operating area, the Greenfield business segment ("Greenfield") which provides telecommunications services to new single family and mixed-use developments outside the ILEC's operating area, and the internet and data service provider ("ISP") which provides dial-up and high-speed internet access, web design, web hosting and other data related services. Effective January 1, 2002, the Company stopped managing results of the long distance services unit as a separate business unit and began reporting long distance as a product offering within the remaining business segments. Results for previous quarters have been restated for comparability. Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, income taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Select data by business segment for the three and six months ended June 30, 2002 and 2001, is as follows:

THREE MONTHS ENDED JUNE 30, 2002
                                               ILEC               DCS              CLEC          GREENFIELD
                                               ----               ---              ----          ----------
 External revenues                $         23,982,140         6,133,614        3,873,013           902,043
 Intersegment revenues                       1,725,487            32,854          260,015            15,474
 External expenses                          11,156,917         5,055,042        4,959,083         1,707,980
 Intersegment expenses                       1,926,558           332,488          749,381           427,102
 Operating EBITDA *                         12,825,223         1,078,572       (1,086,070)         (805,937)
 Depreciation and
     amortization                            4,928,686           277,989          546,904           478,897
                                  -------------------------------------------------------------------------
 Segment operating
    profit (loss)                           7,896,537           800,583       (1,632,974)       (1,284,834)
                                  -------------------------------------------------------------------------
 Segment Assets                            159,486,372        29,521,461       17,510,926        18,253,263

THREE MONTHS ENDED JUNE 30, 2001
                                               ILEC               DCS              CLEC          GREENFIELD
                                               ----               ---              ----          ----------
 External revenues                $         23,278,153         3,278,004        2,568,958           358,443
 Intersegment revenues                       1,793,068            18,915               --                --
 External expenses                          11,848,080         2,628,864        4,269,570         1,164,790
 Intersegment expenses                         868,885            23,238          137,060             2,523
 Operating EBITDA *                         11,430,073           649,140       (1,700,612)         (806,347)
 Depreciation and
     amortization                            4,440,304            21,157          478,191           205,767
                                  -------------------------------------------------------------------------
 Segment operating
     profit (loss)                           6,989,769           627,983       (2,178,803)       (1,012,114)
                                  -------------------------------------------------------------------------
 Segment Assets                            169,658,996        21,304,926       13,931,339         9,733,253

SIX MONTHS ENDED JUNE 30, 2002
                                              ILEC               DCS              CLEC          GREENFIELD
                                              ----               ---              ----          ----------
 External revenues                $         47,177,200        11,888,611        7,320,146         1,701,924
 Intersegment revenues                       3,343,097            56,654          470,128            18,167
 External expenses                          22,073,874         9,732,332        9,475,765         3,347,802
 Intersegment expenses                       3,072,160           396,341          990,416           455,240
 Operating EBITDA *                         25,103,326         2,156,279       (2,155,619)       (1,645,878)
 Depreciation and
     amortization                            9,847,147           477,622        1,062,248           898,434
                                  -------------------------------------------------------------------------
 Segment operating
     profit (loss)                          15,256,179         1,678,657       (3,217,867)       (2,544,312)
                                  -------------------------------------------------------------------------
 Segment Assets                            159,486,372        29,521,461       17,510,926        18,253,263

SIX MONTHS ENDED JUNE 30, 2001
                                               ILEC               DCS              CLEC          GREENFIELD
                                               ----               ---              ----          ----------
 External revenues                $         47,454,944         5,727,121        4,424,077           649,549
 Intersegment revenues                       3,443,900            39,189               --                --
 External expenses                          25,417,651         5,861,371        8,676,084         2,285,177
 Intersegment expenses                       1,708,659            58,017          240,134             4,472
 Operating EBITDA *                         22,037,293          (134,250)      (4,252,007)       (1,635,628)
 Depreciation and
     amortization                            8,796,335            37,527          922,869           320,465
                                    ------------------------------------------------------------------------
 Segment operating
     profit (loss)                          13,240,958          (171,777)      (5,174,876)       (1,956,093)
                                    ------------------------------------------------------------------------
 Segment Assets                            169,658,996        21,304,926       13,931,339         9,733,253



THREE MONTHS ENDED JUNE 30, 2002
                                        ISP              OTHER             TOTAL
                                        ---              -----             -----
 External revenues                   2,444,000            46,384         37,381,194
 Intersegment revenues                      65         2,566,470          4,600,365
 External expenses                   2,567,215         1,471,910         26,918,147
 Intersegment expenses               1,085,170            79,666          4,600,365
 Operating EBITDA *                   (123,215)       (1,425,526)        10,463,047
 Depreciation and
     amortization                      347,950           468,699          7,049,125
                                    -----------------------------------------------
 Segment operating
     profit (loss)                    (471,165)       (1,894,225)         3,413,922
                                    -----------------------------------------------
 Segment Assets                     15,561,648        90,244,867        330,578,537

THREE MONTHS ENDED JUNE 30, 2001
                                        ISP              OTHER             TOTAL
                                        ---              -----             -----
 External revenues                   2,240,568               261         31,724,387
 Intersegment revenues                      --                --          1,811,983
 External expenses                   2,469,706         2,027,049         24,408,059
 Intersegment expenses                 731,263            49,014          1,811,983
 Operating EBITDA *                   (229,138)       (2,026,788)         7,316,328
 Depreciation and
     amortization                      567,372            84,945          5,797,736
                                    -----------------------------------------------
     profit (loss)                    (796,510)       (2,111,733)         1,518,592
 Segment operating
                                    -----------------------------------------------
 Segment Assets                     15,420,162        34,743,797        264,792,473

SIX MONTHS ENDED JUNE 30, 2002
                                        ISP              OTHER             TOTAL
                                        ---              -----             -----
 External revenues                   4,786,633            81,587         72,956,101
 Intersegment revenues                     369         2,986,830          6,875,245
 External expenses                   5,284,287         2,759,079         52,673,139
 Intersegment expenses               1,874,973            86,115          6,875,245
 Operating EBITDA *                   (497,654)       (2,677,492)        20,282,962
 Depreciation and
     amortization                      791,435           730,187         13,807,073
                                    -----------------------------------------------
 Segment operating
     profit (loss)                  (1,289,089)       (3,407,679)         6,475,889
                                    -----------------------------------------------
 Segment Assets                     15,561,648        90,244,867        330,578,537

SIX MONTHS ENDED JUNE 30, 2001
                                        ISP              OTHER             TOTAL
                                        ---              -----             -----
 External revenues                   4,553,993               261         62,809,945
 Intersegment revenues                      --                --          3,483,089
 External expenses                   4,613,741         3,674,600         50,528,624
 Intersegment expenses               1,415,424            56,383          3,483,089
 Operating EBITDA *                    (59,748)       (3,674,339)        12,281,321
 Depreciation and
     amortization                    1,090,139           161,125         11,328,460
                                    -----------------------------------------------
 Segment operating
     profit (loss)                  (1,149,887)       (3,835,464)           952,861
                                    -----------------------------------------------
 Segment Assets                     15,420,162        34,743,797        264,792,473



* Management believes that investors may use this data to analyze and compare other communications companies with the Company in terms of operating performance and liquidity. Operating EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, or for cash flow as a measure of liquidity. Operating EBITDA, as calculated by the Company, is not necessarily comparable to similarly captioned amounts of other companies.

Reconciliation to Net Income Before Tax

                                                             Three Months Ended     Three Months Ended
                                                               June 30, 2002           June 30, 2001
                                                               -------------           -------------
Segment operating profit                                         $3,413,922             $1,518,592
Total other income                                                1,281,473              4,787,696
                                                                 ----------             ----------
Income before income taxes                                       $4,695,395             $6,306,288
                                                                 ==========             ==========

                                                              Six Months Ended       Six Months Ended
                                                                June 30, 2002          June 30, 2001
                                                                -------------          -------------

Segment operating profit                                         $6,475,889             $  952,861
Total other income                                                2,958,181              7,620,662
                                                                 ----------             ----------
Income before income taxes                                       $9,434,070             $8,573,523
                                                                 ==========             ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

         CONSOLIDATED

         Operating revenues increased $5.7 million or 17.8% to $37.4 million for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. The increase in revenues is primarily due to increases in the revenues of DCS, CLEC, ILEC and Greenfield. See the discussions by business unit below for additional detail and analysis.

         Operating expenses, exclusive of depreciation and amortization, increased $2.5 million or 10.3% to $26.9 million for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. Substantially all of this increase is a result of additional DCS expenses attributable to the partitioning of the Company's portion of the Cingular Wireless digital network completed in June 2001.

         Depreciation and amortization expense increased $1.3 million or 21.6% to $7.0 million for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. This increase reflects the significant increase in depreciable assets over the last 12 months, including additions in DCS assets from the partitioning of the Cingular DCS partnership, Greenfield assets from continued growth and construction of facilities, and certain other business unit assets such as WaveTel's wireless broadband trial market and the new corporate center. This increase also reflects $0.2 million in reduced amortization due to a change in accounting rules for goodwill and other intangibles.

         Other income (expenses) decreased $3.5 million for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. Equity in income of unconsolidated companies decreased $0.4 million due to lower income from the equity interest in Palmetto MobileNet, L.P. Interest, dividends and gain on sale of investments reflected $2.2 million lower gains on marketable security sales during the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. Interest expense increased $0.7 million as a result of the Company's increased level of indebtedness. During the three months ended June 30, 2002, the Company wrote down the carrying value of security investments by $0.2 million for impairment.

         Income taxes decreased $0.6 million or 24.7% to $1.9 million for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 due primarily to the decrease in taxable income of $1.6 million.

         Net income decreased $1.0 million or 26.1% to $2.8 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

         ILEC

         Excluding intersegment revenues, ILEC revenue was $24.0 million for the three months ended June 30, 2002, a $0.7 million or 3.0% increase from the three months ended June 30, 2001. This increase is primarily due to higher line charge and calling feature revenues of $0.6 million. During the three months ended June 30, 2002, the Company recorded a $0.3 million provision for bad debts related to WorldCom's bankruptcy filing. At June 30, 2002, the total number of local access lines in the ILEC's three-county service area equaled approximately 123,321. The Company is currently a party to six interconnection agreements that provide other CLECs access to the Company's local telephone service market. Other CLECs may request interconnection agreements in the future. Additional interconnection agreements would be expected to provide increased competition to the ILEC.

         Excluding intersegment expenses, ILEC operating expenses were $11.2 million for the three months ended June 30, 2002, which is $0.7 million less than operating expenses for the three months ended June 30, 2001. Such decreased operating expenses were primarily attributable to lower interconnection expense of $0.2, lower settlement expense of $0.2 million, decreased franchise taxes of $0.2 million due to changes in North Carolina tax laws, and a $0.1 million reduction in marketing expense.

         DIGITAL WIRELESS

         DCS revenue was $6.1 million for the three months ended June 30, 2002, a $2.9 million or 87.1% increase over the three months ended June 30, 2001. This increase was primarily attributable to monthly recurring revenue due to the addition of the approximately 13,000 subscribers acquired from Cingular Wireless in the partitioning since June 30, 2001. The total number of post-pay subscribers is approximately 32,100. With the increase in customers, the DCS business unit began showing an operating profit during the third quarter of 2001. Offsetting some of the revenue increases were decreases in paging revenues and prepaid card sales.

         DCS operating expenses were $5.1 million for the three months ended June 30, 2002, a $2.4 million or 92.3% increase over the three months ended June 30, 2001. This increase was primarily due to the increase in DCS subscribers and the costs associated with subscriber acquisition. Additionally, DCS recognized increased employee expenses of $0.2 million from the opening of two new wireless stores and higher property taxes of $0.1 million attributable to assets acquired in the partitioning.

         CLEC

         CLEC revenue was $3.9 million for the three months ended June 30, 2002, a $1.3 million or 50.8% increase over the three months ended June 30, 2001. This increase was primarily due to an increase in local revenues of $0.9 million and access revenue of $0.5 million based on the addition of 9,121 access lines since June 30, 2001. As of June 30, 2002, CLEC had 24,605 total lines in service. This increase reflects growth in facilities-based services for the Charlotte, North Carolina and the Greensboro, North Carolina markets.

         CLEC operating expenses were $4.3 million for the three months ended June 30, 2002, a $0.7 million or 16.1% increase over the three months ended June 30, 2001. Costs of providing services, including transport and access expense, increased $0.3 million due to the increase in access lines. In addition, costs associated with services provided by centralized corporate units increased.

         GREENFIELD

         Greenfield revenue for the three months ended June 30, 2002 was $0.9 million, a $0.5 million or 151.7% increase over the three months ended June 30, 2001. Revenue growth is primarily associated with lines located at malls served by the Greenfield unit, as well as single family and multi-dwelling unit developments. Line revenue increased $0.3 million and access revenue increased $0.2 million in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. In total, 4,386 access lines were in service in 45 developments as of June 30, 2002. The Greenfield unit has entered into preferred provider agreements with a total of 65 residential and business developments and projects located primarily in the Charlotte and Raleigh, North Carolina markets as of June 30, 2002. Revenues from these projects are expected to grow as access lines are placed in service.

         Greenfield expenses were $1.7 million for the three months ended June 30, 2002, a $0.5 million or 46.6% increase over the three months ended June 30, 2001. These expenses are associated with the existing 4,386 lines in service, as well as the growth of the business unit due to continued work on new developer agreements.

         INTERNET AND DATA SERVICES

         ISP revenue was $2.4 million for the three months ended June 30, 2002, a $0.2 million or 9.1% increase over the three months ended June 30, 2001. Revenues from dial-up accounts decreased by $0.1 million and web development and programming were lower than last year. DSL revenues increased $0.3 million. While traditional dial-up customers have decreased in number by approximately 1,100 during the last 12 months, over 2,700 DSL subscribers and dedicated high speed customers have been added since June 30, 2001.

         ISP operating expenses were $2.6 million for the three months ended June 30, 2002, consistent with the three months ended June 30, 2001. Increases in network expense were offset by decreases in various selling, general and administrative expenses as the unit continues to focus on cost control.

         OTHER BUSINESS UNITS

         Other operating unit expenses were $1.5 million for the three months ended June 30, 2002 compared to $2.0 million for the three months ended June 30, 2001. This decrease reflects lower expenses associated with the broadband wireless trial market operated in Fayetteville, North Carolina by WaveTel as a result of the November 2001 decision to cease expansion of WaveTel's operations into the Raleigh, Durham and Charlotte, North Carolina markets. WaveTel provides broadband data and second-line voice service to its customers.

Six Months Ended June 30, 2002 and June 30, 2001

         CONSOLIDATED

         Operating revenues increased $10.1 million or 16.2% to $73.0 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The increase in revenues is due to increases in the revenues of DCS, CLEC and Greenfield. See the discussions by business unit below for additional detail and analysis.

         Operating expenses, exclusive of depreciation and amortization, increased $2.1 million or 4.2% to $52.7 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This increase results from increased access lines in several business units, including DCS, Greenfield and CLEC. The operating expense increase was offset by a $1.9 million restructuring charge expensed during the six months ended June 30, 2001.

         Depreciation and amortization expense increased $2.5 million or 21.9% to $13.8 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This increase reflects the significant increase in depreciable assets over the last 12 months, including additions in DCS assets from the partitioning of the Cingular DCS partnership, the new corporate center and Greenfield assets from continued growth and construction of facilities. This increase also reflects $0.7 million in reduced amortization due to a change in accounting rules for goodwill and other intangibles.

         Other income (expenses) decreased $4.7 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Equity in income of unconsolidated companies decreased $0.7 million due to lower income from the equity interest in Palmetto MobileNet, L.P. Interest, dividends and gain on sale of investments reflected $2.4 million lower gains on marketable security sales during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Interest expense increased $0.9 million as a result of the Company's increased level of indebtedness. During the six months ended June 30, 2002, the Company wrote down the carrying value of security investments by $0.7 million for impairment.

         Income taxes increased $0.4 million or 11.7% to $3.9 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 due primarily to the increase in taxable income of $0.9 million.

         Net income increased $0.4 million or 8.2% to $5.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

         ILEC

         Excluding intersegment revenues, ILEC revenue was $47.2 million for the six months ended June 30, 2002, a $0.3 million or 0.6% decrease from the six months ended June 30, 2001. This decrease is primarily due to lower long distance revenues of $1.2 million associated with a combination of decreases in revenue per minute and minutes of use. Offsetting this decrease were increases in local and feature revenues of $0.2 million and higher access revenues. During the six months ended June 30, 2002, the Company recorded a $0.3 million provision for bad debts related to WorldCom's bankruptcy filing. At June 30, 2002, the total number of local access lines in the ILEC's three-county service area equaled approximately 123,321. The Company is currently a party to six interconnection agreements that provide CLECs access to the Company's local telephone service market. Other CLECs may request interconnection agreements in the future. Additional interconnection agreements would be expected to provide increased competition to the ILEC.

         Excluding intersegment expenses, ILEC operating expenses were $22.1 million for the six months ended June 30, 2002, which is $3.3 million less than operating expenses for the six months ended June 30, 2001. $1.2 million of this decrease is attributable to restructuring charges incurred for an early retirement plan in the first quarter of 2001. Other specific decreases in operating expenses included $0.3 million for the cost of materials associated with lower equipment sales, $0.3 million in lower contracted services, decreased settlement expense of $0.3 million, decreased franchise taxes of $0.3 million due to changes in North Carolina tax laws, and a $0.2 million reduction in marketing expense.

         DIGITAL WIRELESS

         DCS revenue was $11.9 million for the six months ended June 30, 2002, a $6.2 million or 107.6% increase over the six months ended June 30, 2001. This increase was primarily attributable to monthly recurring revenue due to the addition of the approximately 13,000 subscribers acquired from Cingular Wireless in the partitioning since June 30, 2001. The total number of post-pay subscribers is approximately 32,100. With the increase in customers, the DCS business unit began showing an operating profit during the last half of 2001. Offsetting some of the revenue increases were decreases in prepaid card sales of $0.4 million, paging revenues of $0.1 million and an increase in bad debts due to partitioned customers.

         DCS operating expenses were $9.7 million for the six months ended June 30, 2002, a $3.9 million or 66.0% increase over the six months ended June 30, 2001. This increase was primarily due to the increase in DCS subscribers and the costs associated with subscriber acquisition. Additionally, DCS recognized increased employee expenses of $0.3 million from the opening of two new wireless stores, higher marketing expense of $0.1 million and higher property taxes of $0.1 million attributable to assets acquired in the partitioning.

         CLEC

         CLEC revenue was $7.3 million for the six months ended June 30, 2002, a $2.9 million or 65.5% increase over the six months ended June 30, 2001. This increase was primarily due to increases in local revenues of $1.8 million and access revenues of $1.0 million based on the addition of 9,121 access lines since June 30, 2001. In addition, long distance revenues increased by $0.9 million due to customer growth and the resulting increase in minutes of use. As of June 30, 2002, CLEC had 24,605 total lines in service. This increase reflects growth in facilities-based services for the Charlotte, North Carolina and the Greensboro, North Carolina markets.

         CLEC operating expenses were $9.5 million for the six months ended June 30, 2002, a $0.8 million or 9.2% increase over the six months ended June 30, 2001. Costs of providing services increased $0.4 million with the increase in access lines. The increased cost of service was offset by a $0.2 million decrease in marketing expense and $0.7 million decrease as a result of restructuring charges expensed during the six months ended June 30, 2001.

         GREENFIELD

         Greenfield revenue for the six months ended June 30, 2002 was $1.7 million, a $1.1 million or 162.0% increase over the six months ended June 30, 2001. Local revenues increased $0.6 million, access revenues increased $0.3 million, and long distance revenues increased $0.1 million over the six months ended June 30, 2001. In total, 4,386 access lines were in service as of June 30, 2002. The Greenfield unit has entered into preferred provider agreements with a total of 65 residential and business developments and projects located primarily in the Charlotte and Raleigh, North Carolina markets as of June 30, 2002. Revenues from these projects are expected to grow as access lines are placed in service.

         Greenfield expenses were $3.3 million for the six months ended June 30, 2002, a $1.1 million or 46.5% increase over the six months ended June 30, 2001. Cost of providing services to the existing 4,386 lines in service increased $0.3 million. The remainder of the increased expenses are associated with the growth of the business unit due to continued work on new developer agreements.

         INTERNET AND DATA SERVICES

         ISP revenue was $4.8 million for the six months ended June 30, 2002, a $0.2 million or 5.1% increase over the six months ended June 30, 2001. Revenues from dial-up accounts decreased by $0.2 million and web development and programming were lower than last year. DSL revenues have increased $0.5 million. While traditional dial-up customers have decreased in number by approximately 1,100 during the last 12 months, over 2,700 DSL subscribers and dedicated high speed customers have been added since June 30, 2001.

         ISP operating expenses were $5.3 million for the six months ended June 30, 2002, a $0.7 million or 14.5% increase over the six months ended June 30, 2001. The majority of the increase is associated with increased costs of operating the DSL network due to the increase in DSL customers.

         OTHER BUSINESS UNITS

         Other operating unit expenses were $2.8 million for the six months ended June 30, 2002 compared to $3.7 million for the six months ended June 30, 2001. This decrease reflects lower expenses associated with the broadband wireless trial market operated in Fayetteville, North Carolina by WaveTel as a result of the November 2001 decision to cease expansion of WaveTel's operations into the Raleigh, Durham and Charlotte, North Carolina markets. WaveTel provides broadband data and second-line voice service to its customers.

Liquidity and Capital Resources

         The liquidity of the Company decreased during the six-month period ended June 30, 2002. Current assets exceeded current liabilities by $13.6 million at June 30, 2002. In comparison, current assets exceeded current liabilities by $19.1 million at December 31, 2001.

         Current assets decreased by $5.0 million when compared to December 31, 2001. This decrease is primarily the result of a decrease in income tax receivable of $2.4 million caused by recording the current year tax liability and a decrease in cash of $1.8 million. In addition, other accounts receivable decreased related to amounts eliminated due to the consolidation of WONC during the quarter as a result of the WONC acquisition and prepaid assets decreased caused by timing of directory, rent and insurance payments.

         Current liabilities increased by $0.6 million from December 31, 2001 to June 30, 2002. This increase is attributable to increased short-term borrowings of $2.5 million, increased income taxes payable of $0.7 million for the current year tax liability and higher other accrued liabilities of $1.7 million, primarily related to property and other taxes. These increases were offset by decreases in accounts payable of $2.9 million caused by timing of expenditures, accrued payroll of $1.1 million due to payment of incentive compensation and advance billings of $0.3 million due to timing of directory revenues.

         The Company's principal sources of liquidity were cash provided by operations of $15.5 million, proceeds from the sale of investment securities of $4.9 million, partnership capital distributions of $2.0 million, and proceeds from credit facilities of $12.5 million.

         Uses of cash during the six months ended June 30, 2002 included net capital expenditures of $27.3 million, acquisition of additional ownership interest in WONC of $3.2 million, purchases of investment securities of $1.1 million, investment in unconsolidated companies of $0.5 million, payment of dividends of $2.5 million, and the repurchase of Common Stock of the Company and redemption of 4.8% preferred stock of the Concord Telephone Company of $2.4 million. During March 2002, the Company completed construction of its new corporate headquarters in Concord, North Carolina.

         At June 30, 2002, the fair market value of the Company's investment securities was $5.3 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on June 30, 2002 was 3.11%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2002. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2002, the Company had $2.5 million outstanding under this credit line at an interest rate of 3.09%.

                                                                      Payments Due by Year
                                                                      --------------------
                                                         Remainder          2003 to             2006 to        2008 and
                                         Total            of 2002            2005                2007            after
                                         ----             -------            ----                ----            -----
Contractual Obligations
Short-term debt                          2,500,000             --           2,500,000                  --              --
Long-term debt                         127,696,562             --           7,000,000          60,000,000      60,696,562
Operating leases                         5,721,534        901,239           4,232,793             539,934          47,568
                              -------------------------------------------------------------------------------------------
                                       135,918,096        901,239          13,732,793          60,539,934      60,744,130
                              ===========================================================================================

         The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Digital Wireless and Internet and Data Service units, as well as its operations, payments associated with long-term debt and investments as summarized above.

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

         Factors that may cause actual results to differ materially from these forward-looking statements are (1) the Company's ability to respond effectively to the sweeping changes in industry conditions caused by the Telecommunications Act of 1996, and related state and federal legislation and regulations, (2) the Company's ability to recover the substantial costs to be incurred in connection with the expansion of existing businesses and the implementation of its various new business projects, (3) the Company's ability to retain its existing customer base against local, wireless, internet and data and long distance service competition, and to market such services to new customers, (4) the performance of the Company's investments, (5) the Company's ability to effectively manage rapid changes in technology, (6) the financial stability of the Company's customers and business partners, (7) the impact of economic and political events on the Company's business, operating regions, and customers and (8) the Company's ability to effectively respond to the actions of its competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has a $90.0 million revolving five year line of credit with interest at LIBOR plus a spread that is currently 1.25%, based on various financial ratios. The interest rate on June 30, 2002 was 3.11%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2002. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2002, the Company had $2.5 million outstanding under this credit line at an interest rate of 3.09%.

         The Company has a $17.7 million note payable that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment is due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008.

         The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a spread. The fair value of each swap as of June 30, 2002 was ($513,468), ($59,550), and ($54,131), respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates, but subject the Company to above market interest costs if interest rates decline.

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

                 None

Item 3.  Defaults Upon Senior Securities

                 None

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders was held on April 25, 2002. All directors were re-elected for the terms set forth below.

         Proxies were solicited for the following matters:

         (1)      To elect a Board of Directors

                  Three Directors for a three-year term expiring in 2005



                                                                For                  Withheld
                   O. Charlie Chewning, Jr.                 16,607,136                69,546
                   Michael R. Coltrane                      16,635,091                41,591
                   Raymond C. Groth                         16,576,237               100,445

                   One Director for a one-year term expiring in 2003

                                                                For                  Withheld
                   Phil W. Widenhouse                       16,619,467                57,215


         (2) To ratify the action of the Board of Directors in the appointment of KPMG LLP as independent public accountants to audit the books of the Company for the 2002 fiscal year.

                                               For                    Against                 Abstain            Broker Non-Votes
                                           16,586,586                 27,303                  62,793                     --

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits

                    Exhibit No.          Description of Exhibit
                    -----------          ----------------------
                       10.1              Employment Agreement, dated as of April 15, 2002, between CT
                                         Communications and James E. Hausman.

                       10.2              Employment Agreement, dated as of May 15, 2002, between CT
                                         Communications and Matthew J. Dowd.

                       10.3              Change in Control Agreement, dated as of May 20, 2002 between
                                         CT Communications and James E. Hausman.

                       11                Computation of Earnings per Share

                       99.1              Written statement of Chief Executive Officer and Chief Financial
                                         Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b)    Reports on Form 8-K

                           On May 6, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors approved the continuance of its stock repurchase program until March 2003.

                           On May 30, 2002, the Company filed a Current Report on Form 8-K announcing the reassignment of duties among its current executive team and the addition of a new executive.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.

(Company)

  /s/  Amy M. Justis
------------------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer

August 14, 2002
------------------------------------
Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

                                  EXHIBIT INDEX

         Exhibit No.           Description of Exhibit
         -----------           ----------------------
            10.1               Employment Agreement, dated as of April 15, 2002, between CT
                               Communications and James E. Hausman.

            10.2               Employment Agreement, dated as of May 15, 2002, between CT
                               Communications and Matthew J. Dowd.

            10.3               Change in Control Agreement, dated as of May 20, 2002 between
                               CT Communications and James E. Hausman.

            11                 Computation of Earnings per Share

            99.1               Written statement of Chief Executive Officer and Chief Financial
                               Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002