Form 10-Q
period 2002-09-30
CT COMMUNICATIONS INC /NC
filed 2002-11-14
CIK 23259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         18,671,792 shares of Common Stock outstanding as of November 1, 2002.

                             CT COMMUNICATIONS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets--
           September 30, 2002 and December 31, 2001                         2

Consolidated Statements of Income (Loss)--
           Three and Nine Months Ended September 30, 2002 and 2001          4

Consolidated Statements of Cash Flows--
           Nine Months Ended September 30, 2002 and 2001                    5

Consolidated Statements of Comprehensive Income (Loss)--
           Three and Nine Months Ended September 30, 2002 and 2001          6

Notes to Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   15

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                               29

Item 4. Controls and Procedures                                            30

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                   31

Signatures                                                                 32

Certifications                                                             33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                        September 30,          December 31,
                                                            2002                   2001
                                                   ------------------     -----------------
ASSETS
  Current assets:
    Cash and cash equivalents                        $      8,416,395      $      8,396,860
    Accounts receivable, net of
      allowance for doubtful
      accounts of $710,000 and $744,682                    22,031,019            21,102,252
    Other accounts receivable                                  58,063               439,022
    Materials and supplies                                  4,596,460             4,519,718
    Income tax receivable                                   1,764,636             2,442,720
    Deferred income taxes                                     293,103               293,103
    Prepaid expenses and other assets                         930,377             1,916,800
                                                   ------------------     -----------------
  Total current assets                                     38,090,053            39,110,475
                                                   ------------------     -----------------

  Investment securities                                     4,682,944            14,046,861
  Other investments                                           284,363               184,363
  Investments in unconsolidated companies                  12,329,227            22,308,152

  Property and equipment:
    Land, buildings, and general equipment                 85,000,083            55,493,878
    Central office equipment                              145,815,385           132,700,260
    Poles, wires, cables and conduit                      130,614,837           121,138,173
    Construction in progress                                8,152,775            26,812,559
                                                   ------------------     -----------------
                                                          369,583,080           336,144,870
  Less accumulated depreciation                          (157,357,679)         (137,457,941)
                                                   ------------------     -----------------

  Net property and equipment                              212,225,401           198,686,929

  Goodwill, net                                             9,908,404             9,906,267
  Other intangibles, net                                   53,215,885            22,264,535
  Other assets                                              1,513,693             1,061,614
                                                   ------------------     -----------------
TOTAL ASSETS                                         $    332,249,970      $    307,569,196
                                                   ==================     =================

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                                   (Unaudited)

                                                       September 30,      December 31,
                                                           2002               2001
                                                    ----------------   ---------------
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
    Redeemable preferred stock                      $              -   $        12,500
    Accounts payable                                       6,755,624        10,233,035
    Short-term borrowings                                  2,999,785                 -
    Customer deposits and advance billings                 1,695,644         2,185,338
    Accrued payroll                                        2,905,322         3,068,221
    Accrued pension cost                                   2,555,018         2,446,730
    Other accrued liabilities                              5,997,604         2,061,487
                                                    ----------------   ---------------
  Total current liabilities                               22,908,997        20,007,311
                                                    ----------------   ---------------

  Long-term debt                                         127,696,562       100,000,000
                                                    ----------------   ---------------

  Deferred credits and other liabilities:
    Deferred income taxes                                 10,728,943        11,746,554
    Investment tax credits                                   373,376           459,540
    Post-retirement benefits other than
       pension                                            10,852,893        10,817,927
    Other                                                  1,848,651           896,388
                                                    ----------------   ---------------
  Total deferred credits and other liabilities:           23,803,863        23,920,409
                                                    ----------------   ---------------

  Redeemable Preferred Stock:
    4.8% series, $100 par value; 5,000
    shares authorized; 1,000 shares issued
    and outstanding in  2001                                       -            87,500
                                                    ----------------   ---------------
  Total liabilities                                      174,409,422       144,015,220
                                                    ----------------   ---------------

  Stockholders' equity:
    Preferred Stock not subject to
       mandatory redemption:
         5% series, $100 par value; 3,356
           shares outstanding in 2002 and 2001               335,600           335,600
         4.5% series, $100 par value; 614
           shares outstanding in 2002 and 2001                61,400            61,400
    Common Stock, 18,671,025 and 18,734,008
       shares outstanding in 2002 and 2001,
       respectively                                       39,856,908        40,846,672
    Other capital                                            298,083           298,083
    Unearned compensation                                   (752,233)         (653,693)
    Other accumulated comprehensive income
       (expense)                                          (1,300,768)        4,786,104
    Retained earnings                                    119,341,558       117,879,810
                                                    ----------------   ---------------
  Total stockholders' equity                             157,840,548       163,553,976
                                                    ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $    332,249,970   $   307,569,196
                                                    ================   ===============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Income (Loss)
                                   (Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                        2002             2001                2002              2001
                                                        ----             ----                ----              ----
Operating revenues                               $   37,036,111    $   35,710,089     $   109,992,212    $   98,520,034

Operating expenses                                   33,113,852        33,197,023          99,594,064        93,112,031

Restructuring charge                                  1,095,429                 -           1,095,429         1,942,076
Asset impairment charge                               3,282,136                 -           3,282,136                 -

                                                 --------------    --------------     ---------------    --------------
      Operating income (loss)                          (455,306)        2,513,066           6,020,583         3,465,927
                                                 --------------    --------------     ---------------    --------------
Other income (expenses):
  Equity in income of
     unconsolidated companies, net                    1,436,169         1,167,205           3,296,149         3,728,763
  Interest, dividend income and gain
     on sale of investments                              12,884         2,494,300           4,800,572         9,647,647
  Impairment of investments                               -              (150,000)           (704,299)         (150,000)
  Other expenses, principally interest               (1,728,524)       (1,238,713)         (4,713,712)       (3,332,956)
                                                 --------------    --------------     ---------------    --------------
      Total other income (expense)                     (279,471)        2,272,792           2,678,710         9,893,454
                                                 --------------    --------------     ---------------    --------------

      Income (loss) before income taxes                (734,777)        4,785,858           8,699,293        13,359,381

Income taxes                                           (293,691)        1,988,673           3,567,170         5,445,635
                                                 --------------    --------------     ---------------    --------------

      Net income (loss)                                (441,086)        2,797,185           5,132,123         7,913,746

Dividends on Preferred Stock                              4,886             6,236              14,657            18,708
                                                 --------------    --------------     ---------------    --------------

Earnings (loss) for Common Stock                 $     (445,972)        2,790,949           5,117,466         7,895,038
                                                 ==============    ==============     ===============    ==============

Basic earnings (loss) per common share:
  Earnings per common share                      $        (0.02)   $         0.15     $          0.27    $         0.42
                                                 ==============    ==============     ===============    ==============

Diluted earnings (loss) per common share:
  Earnings per common share                      $        (0.02)   $         0.15     $          0.27    $         0.42
                                                 ==============    ==============     ===============    ==============

Basic weighted average shares outstanding            18,670,834        18,797,855          18,721,329        18,834,216
                                                 ==============    ==============     ===============    ==============

Diluted weighted average shares outstanding          18,712,677        18,845,088          18,762,702        18,875,177
                                                 ==============    ==============     ===============    ==============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                         2002              2001
                                                                    --------------    --------------
Cash flows from operating activities:
   Net income                                                       $  5,132,123      $  7,913,746
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                      21,359,014        17,794,889
   Postretirement benefits                                                34,966            98,044
   Gain on sales of investment securities                             (3,892,883)       (8,530,173)
   Gain on sales of investment in unconsolidated companies              (656,679)                -
   Impairment of investments                                             704,299           150,000
   Asset impairment charge                                             3,282,136                 -
   Undistributed income of unconsolidated companies                   (3,296,149)       (3,728,763)
   Deferred income taxes and tax credits                               2,340,225         2,648,836
   Changes in operating assets and
   liabilities, net of effects of acquisitions:
    Accounts receivable                                                 (270,763)       (4,554,175)
    Income taxes receivable                                              678,084          (228,178)
    Materials and supplies                                               (76,742)         (792,555)
    Other assets                                                         719,087          (434,598)
    Accounts payable                                                  (4,191,009)         (296,533)
    Customer deposits and advance billings                              (489,694)          (97,173)
    Accrued liabilities                                                3,246,687         1,755,555
                                                                    ------------      ------------
Net cash provided by operating activities                             24,622,702        11,698,922
                                                                    ------------      ------------

Cash flows from investing activities:
   Capital expenditures, net                                         (36,825,168)      (51,327,560)
   Other investments                                                    (600,000)                -
   Purchase of investment securities                                  (1,482,586)       (2,110,512)
   Proceeds from sale of investment securities                         5,327,805        10,490,958
   Sale of investment in unconsolidated companies                        818,360                 -
   Capital distribution from unconsolidated companies                  4,787,797         3,972,852
   Purchase of wireless spectrum                                        (760,000)       (2,397,840)
   Acquisitions, net of cash                                          (3,212,503)      (23,310,434)
                                                                    ------------      ------------
Net cash used in investing activities                                (31,946,295)      (64,682,536)
                                                                    ------------      ------------

Cash flows from financing activities:
   Net proceeds from credit facilities                                12,999,785        96,000,000
   Repayment of credit facility                                                -       (39,000,000)
   Dividends paid                                                     (3,670,375)       (3,665,972)
   Repurchase of Common and Preferred Stock                           (2,394,787)       (1,334,214)
   Proceeds from Common Stock issuances                                  408,505            72,238
                                                                    ------------      ------------
Net cash provided by financing activities                              7,343,128        52,072,052
                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                      19,535          (911,562)
Cash and cash equivalents - beginning of period                        8,396,860         8,060,015
                                                                    ------------      ------------
Cash and cash equivalents - end of period                           $  8,416,395      $  7,148,453
                                                                    ============      ============

Supplemental disclosure of non-cash investing and
   financing activities:
    Issuance of note payable in connection with
      acquisition of wireless spectrum                              $ 17,696,562      $          -

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                       ---------------------------------    --------------------------------
                                                               2002             2001            2002               2001
                                                               ----             ----            ----               ----
Net income (loss)                                      $     (441,086)    $   2,797,185     $   5,132,123     $   7,913,746

Other comprehensive income, net of tax:
   Unrealized holding gains (losses)
      on available-for-sale securities                       (304,460)         (519,656)       (3,152,097)        1,162,780
   Unrealized holding losses on
      interest rate swaps                                    (315,109)                -          (437,880)                -
   Less reclassification adjustment
      for (gains) losses realized in net income                47,266        (1,397,732)       (2,496,895)       (5,375,043)

                                                       --------------     -------------     -------------     -------------
Comprehensive income (loss)                            $   (1,013,389)    $     879,797     $    (954,749)    $   3,701,483
                                                       ==============     =============     =============     =============

See accompanying notes to consolidated financial statements.

                    CT COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management of CT Communications, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company's financial position as of September 30, 2002 and 2001, and the results of its operations and cash flows for the three and nine months then ended. These unaudited financial statements should be read along with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and do not include all disclosures associated with the Company's annual financial statements.

2. In certain instances, amounts previously reported in the 2001 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

4. The following is a summary of Common Stock transactions during the nine months ended September 30, 2002.

                                                                    Shares                  Amount
                                                                    ------                  ------
Outstanding at December 31, 2001..                                18,734,008            $ 40,846,672
Purchase of Common Stock............                                (180,782)             (2,719,994)
Issuance of Common Stock............                                 117,799               1,730,230
                                                                  ----------            ------------
Outstanding at September 30, 2002........                         18,671,025            $ 39,856,908
                                                                  ==========            ============

                                                                    Basic                   Diluted
                                                                    -----                   -------
Weighted average shares outstanding for the
         nine months ended September 30, 2002                     18,721,329              18,762,702

Weighted average shares outstanding for the
         nine months ended September 30, 2001                     18,834,216              18,875,177

         The Company began a stock repurchase program in March 2001 to repurchase up to 1,000,000 shares of its outstanding Common Stock periodically through March 2002. In April 2002, the Board of Directors approved the continuation of the stock repurchase program through March 2003. As of September 30, 2002, 317,950 shares had been repurchased at a cost of approximately $4.7 million, including 156,500 shares at a cost of $2.3 million repurchased during the nine months ended September 30, 2002. Under the repurchase program, the Company is authorized to repurchase up to 682,050 shares of Common Stock over the next six months.

         Outstanding options to purchase approximately 646,000 shares of Common Stock for the three and nine months ended September 30, 2002 and approximately 415,000 shares of Common Stock for the three and nine months ended September 30, 2001 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods.

         In June 2002, the Company secured approval from the North Carolina Utilities Commission and accelerated the redemption of the remaining 1,000 outstanding shares of 4.8% redeemable preferred stock of The Concord Telephone Company, a subsidiary of the Company, for $95,000.

5.       SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company's investments by major security type and class of security at September 30, 2002 and December 31, 2001 were as follows:

Equity Securities                 Amortized          Gross Unrealized             Gross Unrealized              Fair
Available-for-Sale                  Cost               Holding Gains               Holding Losses               Value
------------------                  ----               -------------               --------------               -----
September 30, 2002               $5,627,970                   $20,949                    $(965,975)            $4,682,944
                                 ==========            ==============              ===============          =============

December 31, 2001                $6,184,604                $8,236,285                    $(374,028)           $14,046,861
                                 ==========            ==============              ===============          =============

During the nine months ended September 30, 2002, the Company sold 218,092 shares of VeriSign, Inc. ("VeriSign") common stock and 222,182 shares of ITC DeltaCom, Inc. ("ITC DeltaCom") common stock. As of September 30, 2002, the Company has no remaining shares of VeriSign common stock. During the nine months ended September 30, 2002, the Company wrote down $0.7 million for impaired investment securities, including $0.5 million related to shares of ITC DeltaCom common stock.

6.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

                                                          September 30, 2002     December 31, 2001
                                                          ------------------     -----------------
Equity Method:
         Palmetto MobileNet, L.P.                           $   8,281,631           $   9,808,915
         Wireless One of North Carolina, L.L.C.                       ---               8,762,090
         Other                                                    184,548                 112,418

Cost Method:
         ITC Holding Company                                    2,124,572               2,215,534
         Maxcom
           Telecomunicaciones, S.A. de C.V.                     1,238,476               1,238,476
         Other                                                    500,000                 170,719
                                                            -------------           -------------
                  TOTAL                                     $  12,329,227           $  22,308,152
                                                            =============           =============

On September 14, 2001, the Company's wholly-owned subsidiary, CT Wireless Cable, Inc. ("CTWC"), and Wireless One of North Carolina, L.L.C. ("WONC"), entered into a Limited Liability Company Interest Purchase Agreement (the "Purchase Agreement") with Wireless One, Inc., a subsidiary of WorldCom, Inc. ("Wireless One"), and Worldcom Broadband Solutions, Inc. pursuant to which WONC would purchase from Wireless One its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002, resulting in CTWC owning 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company's results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company's consolidated financial statements.

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

The total purchase price of $20.7 million was allocated as follows:

Current assets                                            $    277,957
Intangibles and licenses                                    20,725,918
Equipment                                                      412,367
Accounts payable                                              (719,680)
                                                          ------------

Total purchase price                                      $ 20,696,562
                                                          ============

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

7.       RESTRUCTURING LIABILITY

In September 2002, the Company recorded restructuring charges of $1,095,429 in connection with ceasing its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by the Company's wholly-owned subsidiary, WaveTel, LLC ("WaveTel"). The related liabilities are included in other liabilities in the accompanying consolidated balance sheets and were established to accrue for estimated severance costs, lease termination costs, and other exit costs associated with the discontinuance of operations in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Once operations cease, the net cost of exiting these operations will be presented as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 8 for further discussion. A summary of restructuring liability activity for the nine months ended September 30, 2002 is as follows:

Balance at December 31, 2001                                     $        ---
Lease termination costs                                               830,882
Severance                                                             167,000
Other exit costs                                                       97,547
                                                                 ------------
Restructuring cost incurred                                      $  1,095,429
                                                                 ============

In 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of competitive local exchange carrier operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs and other costs associated with the restructuring action. The remaining liability at September 30, 2002 relates primarily to pension obligations of approximately $1.0 million and the remaining Raleigh lease liability. A summary of restructuring liability activity for the nine months ended September 30, 2002 is as follows:

Balance at December 31, 2001                        $     1,210,181
Raleigh lease payments                                      (95,911)
                                                    ---------------
Balance at September 30, 2002                       $     1,114,270
                                                    ===============

In November 2001, the Company recorded restructuring charges of $1,521,511 in connection with ceasing the expansion of the operations of WaveTel into the Raleigh, Durham, and Charlotte, North Carolina markets. The related liabilities are included in other accrued liabilities in the accompanying consolidated balance sheets and were established to accrue for remaining severance costs related to 10 WaveTel employees, cell site lease termination costs, design and engineering costs, and other costs associated with the restructuring action. A summary of restructuring liability activity related to the WaveTel restructuring for the nine months ended September 30, 2002 is as follows:

Balance at December 31, 2001                        $     222,509
     Severance costs                                       (7,509)
     Cell-site lease termination costs                    (24,000)
                                                    -------------
Balance at September 30, 2002                       $     191,000
                                                    =============

8.       ASSET IMPAIRMENT

In September 2002 the Company recognized an asset impairment charge of $3,282,136 in accordance with SFAS No. 144, associated with the decision to cease operations of WaveTel's wireless broadband trial market in Fayetteville, North Carolina. WaveTel had $4.6 million in property and equipment at September 30, 2002 prior to the impairment charge. Management has assessed the potential use of the assets through redeployment within other business units of the Company, as well as the fair value of these assets. Based on this analysis, the net realizable value of assets, less costs to dispose, either through anticipated sale or redeployment, amounted to $1,291,094. The remaining $3,282,136 of book value has been recorded as the impairment of assets under SFAS No. 144.

In accordance with SFAS No. 144, the asset impairment, as well as the related restructuring charge, have been recorded in current operations during the three months ended September 30, 2002. Operations will cease in December 2002. At that time, the costs associated with discontinuing these operations will be presented as a "discontinued operation" within the income statement and presented net of tax below net income from continuing operations.

9.       LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.50%. The interest rate on September 30, 2002 was 3.07%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September

30, 2002. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2002, the Company had $3.0 million outstanding under this credit line at an interest rate of 3.07%.

The Company has a $17.7 million note payable to Wireless One that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment is due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008. As discussed in Note 6, the Company delivered a "Split-Up Notice" to Wireless One that, upon acceptance, would fully satisfy the $17.7 million note payable. The Company has capitalized $0.7 million of interest incurred during the nine months ended September 30, 2002 in connection with the construction of certain wireless spectrum assets.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million, and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a current spread of 1.25%. The fair value of each of the swaps as of September 30, 2002 was ($615,063), ($339,922), and ($192,876), respectively.

10.      PARTITIONING

The Company effected the partitioning of its portion of the Cingular DCS Network on June 1, 2001. As a result, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and spectrum licenses for Cabarrus, Rowan and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This transaction has been accounted for under the purchase method of accounting. The total purchase price was $23.2 million. The Company paid $19.3 million in June 2001 and $3.9 million in September 2001. Allocation of the purchase price is summarized below:

Property and equipment                        $   4,635,875
Intangible assets                                18,724,559
Liabilities                                        (150,000)
                                              -------------

Total purchase price                          $  23,210,434
                                              =============

While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from Cingular Wireless, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

11.      GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of September 30, 2002, and was unchanged for the quarter then ended. As a result of the decision to downsize its Web programming and development business, the Company assessed the goodwill related to the internet and data services business unit for impairment. No impairment was required based on the test performed in accordance with SFAS No. 142.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
                                                    2002                  2001                  2002                 2001
                                                    ----                  ----                  ----                 ----
Net income (loss):
     As reported                              $    (441,086)      $     2,797,185      $     5,132,123       $     7,913,746
     Goodwill amortization
      (net of tax)                                      ---               621,389                  ---             1,316,564
                                              -------------       ---------------      ---------------       ---------------

     Adjusted net income (loss)               $    (441,086)      $     3,418,574      $     5,132,123       $     9,230,310
                                              =============       ===============      ===============       ===============

Basic earnings per share:
     As reported                              $       (0.02)      $          0.15      $          0.27       $          0.42
                                              =============       ===============      ===============       ===============

     As adjusted                              $       (0.02)      $          0.18      $          0.27       $          0.49
                                              =============       ===============      ===============       ===============

Diluted earnings per share:
     As reported                              $       (0.02)      $          0.15      $          0.27       $          0.42
                                              =============       ===============      ===============       ===============

     As adjusted                              $       (0.02)      $          0.18      $          0.27       $          0.49
                                              =============       ===============      ===============       ===============

12.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3." EITF 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has accounted for the discontinuance of WaveTel's wireless broadband trial market in accordance with SFAS No. 144. Adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations or cash flows.

The FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

13.      CLAIMS

In August and September 2002, the Company made claims for recovery of certain amounts from other telecommunications carriers for approximately $3.3 million. These claims relate to access charges on certain minutes of use terminated by the

Company on behalf of other carriers and use of facilities that have not been accepted by the other carriers. Management believes these claims have merit and there will be a resolution in the future regarding these claims. However, management is unable to estimate the recovery and is not reasonably assured of collection. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectibility, the Company will recognize revenue in the period that assurance or collection occurs.

14.      SEGMENT INFORMATION

The Company has five reportable segments as follows: the incumbent local exchange carrier ("ILEC"), which provides local telephone service, the digital wireless group ("Wireless"), which provides wireless phone services, the competitive local exchange carrier ("CLEC"), which provides competitive local telephone services to customers outside the ILEC's operating area, the Greenfield business segment ("Greenfield"), which provides telecommunications services to new single family, mixed-use, and commercial developments outside the ILEC's operating area, and the internet and data service provider ("Internet and Data Services"), which provides dial-up and high-speed internet access, web hosting and other data related services. Effective January 1, 2002, the Company stopped managing results of the long distance services unit as a separate business unit and began reporting long distance as a product offering within the remaining business segments. Results for previous quarters have been restated for comparability. Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates performance based on operating profit before other income/(expenses) and income taxes. Intersegment revenues and expenses are excluded for purposes of calculating operating earnings before interest, income taxes, depreciation, and amortization ("Operating EBITDA") and segment operating profit/(loss). Selected data by business segment for the three and nine months ended September 30, 2002 and 2001, is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002                                                      INTERNET AND
                                           ILEC      WIRELESS      CLEC      GREENFIELD   DATA SERVICES      OTHER        TOTAL
                                           ----      --------      ----      ----------   -------------      -----        -----
External revenues                     $ 23,440,138   5,971,436   4,040,718    1,154,801       2,376,596       52,422    37,036,111
Intersegment revenues                    1,532,396      37,191     271,473       37,708           5,756    2,566,469     4,450,993
External expenses *                     10,561,808   4,999,821   4,564,080    1,948,794       2,245,957    5,619,016    29,939,476
Intersegment expenses                    1,779,739     342,805     735,756      436,340       1,078,231       78,122     4,450,993
Operating EBITDA **                     12,878,330     971,615    (523,362)    (793,993)        130,639   (5,566,594)    7,096,635
Depreciation and amortization            5,163,010     332,905     567,824      530,669         430,996      526,537     7,551,941
                                      --------------------------------------------------------------------------------------------
Segment operating profit (loss)          7,715,320     638,710  (1,091,186)  (1,324,662)       (300,357)  (6,093,131)     (455,306)
                                      --------------------------------------------------------------------------------------------
Segment Assets                         162,840,478  30,548,897  14,446,360   20,768,120      14,663,253   88,982,862   332,249,970

THREE MONTHS ENDED SEPTEMBER 30, 2001                                                     INTERNET AND
                                           ILEC      WIRELESS      CLEC      GREENFIELD   DATA SERVICES      OTHER        TOTAL
                                           ----      --------      ----      ----------   -------------      -----        -----
External revenues                     $ 23,988,544   5,900,429   2,846,273      436,036       2,533,842        4,965    35,710,089
Intersegment revenues                    1,391,570      24,637           -            -               -            -     1,416,207
External expenses *                     11,818,697   4,435,246   4,166,571    1,206,540       2,703,960    2,399,580    26,730,594
Intersegment expenses                      748,507      48,677     169,752       55,780         397,223       (3,732)    1,416,207
Operating EBITDA **                     12,169,847   1,465,183  (1,320,298)    (770,504)       (170,118)  (2,394,615)    8,979,495
Depreciation and amortization            4,584,661     297,028     544,909      204,632         580,237      254,962     6,466,429
                                      --------------------------------------------------------------------------------------------
Segment operating profit (loss)          7,585,186   1,168,155  (1,865,207)    (975,136)       (750,355)  (2,649,577)    2,513,066
                                      --------------------------------------------------------------------------------------------
Segment Assets                         179,023,365  27,046,178  14,944,412   11,802,873      15,615,951   68,972,428   317,405,207

NINE MONTHS ENDED SEPTEMBER 30, 2002                                                      INTERNET AND
                                           ILEC      WIRELESS      CLEC      GREENFIELD   DATA SERVICES      OTHER        TOTAL
                                           ----      --------      ----      ----------   -------------      -----        -----
External revenues                     $ 70,673,893  17,860,046  11,302,227    2,858,808       7,163,229      134,009   109,992,212
Intersegment revenues                    4,875,700      93,845     741,514       55,894           5,986    5,553,299    11,326,238
External expenses *                     32,612,691  14,732,154  14,052,108    5,307,323       7,530,244    8,378,095    82,612,615
Intersegment expenses                    4,852,567     739,147   1,725,316      891,767       2,953,203      164,238    11,326,238
Operating EBITDA **                     38,061,202   3,127,892  (2,749,881)  (2,448,515)       (367,015)  (8,244,086)   27,379,597
Depreciation and amortization           15,010,364     810,526   1,629,810    1,429,157       1,222,431    1,256,726    21,359,014
                                      --------------------------------------------------------------------------------------------
Segment operating profit (loss)         23,050,838   2,317,366  (4,379,691)  (3,877,672)     (1,589,446)  (9,500,812)    6,020,583
                                      --------------------------------------------------------------------------------------------
Segment Assets                         162,840,478  30,548,897  14,446,360   20,768,120      14,663,253   88,982,862   332,249,970

NINE MONTHS ENDED SEPTEMBER 30, 2001                                                      INTERNET AND
                                           ILEC      WIRELESS      CLEC      GREENFIELD   DATA SERVICES      OTHER        TOTAL
                                           ----      --------      ----      ----------   -------------      -----        -----
External revenues                     $ 71,443,487  11,627,550   7,270,350    1,085,586       7,087,835        5,226    98,520,034
Intersegment revenues                    4,835,470      63,823           -            -               -            -     4,899,293
External expenses *                     37,236,348  10,296,617  12,842,655    3,491,717       7,317,701    6,074,180    77,259,218
Intersegment expenses                    2,457,166     106,691     409,886       60,252       1,812,647       52,651     4,899,293
Operating EBITDA **                     34,207,139   1,330,933  (5,572,305)  (2,406,131)       (229,866)  (6,068,954)   21,260,816
Depreciation and amortization           13,380,996     334,555   1,467,778      525,097       1,670,376      416,087    17,794,889
                                      --------------------------------------------------------------------------------------------
Segment operating profit (loss)         20,826,143     996,378  (7,040,083)  (2,931,228)     (1,900,242)  (6,485,041)    3,465,927
                                      --------------------------------------------------------------------------------------------
Segment Assets                         179,023,365  27,046,178  14,944,412   11,802,873      15,615,951   68,972,428   317,405,207

* Asset impairment and restructuring charges are included within the category "external expenses."

** Management believes that investors may use this data to analyze and compare other communications companies with the Company in terms of operating performance and liquidity. Operating EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income as a measure of performance, or for cash flow as a measure of liquidity. Operating EBITDA, as calculated by the Company, is not necessarily comparable to similarly captioned amounts of other companies.

Reconciliation to Net Income Before Tax

                                                 Three Months Ended         Three Months Ended
                                                 September 30, 2002         September 30, 2001
                                                 ------------------         ------------------
Segment operating profit (loss)                  $         (455,306)        $        2,513,066
Total other income (expense)                               (279,471)                 2,272,792
                                                 ------------------         ------------------
Income (loss) before income taxes                $         (734,777)        $        4,785,858
                                                 ==================         ==================

                                                  Nine Months Ended          Nine Months Ended
                                                 September 30, 2002         September 30, 2001
                                                 ------------------         ------------------

Segment operating profit                         $        6,020,583         $        3,465,927
Total other income                                        2,678,710                  9,893,454
                                                 ------------------         ------------------
Income before income taxes                       $        8,699,293         $       13,359,381
                                                 ==================         ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND SEGMENTS

The Company has multiple business units in the telecommunications industry. The Company's ILEC, The Concord Telephone Company, offers integrated telecommunications services to the Company's customers within Cabarrus, Stanly and Rowan Counties in North Carolina and has been in existence since 1897. The ILEC offered its service to nearly 123,000 access lines as of September 30, 2002. In 1997, the Company began offering service outside of its ILEC territory by offering integrated telecommunications services through its CLEC that, as of September 30, 2002, offered service in select markets within North Carolina through more than 26,000 access lines. In addition to the edge-out strategy employed by the CLEC, the Company's Greenfield business unit provides integrated telecommunication services to new commercial and residential developments primarily in North Carolina and Georgia, and had over 5,700 lines in service at September 30, 2002. All three of these local exchange carrier business units also offer long distance services marketed as CTC Long Distance as part of their product offerings.

In addition to the local exchange carrier business units, the Company's wholly-owned subsidiary, Carolina Personal Communications, Inc. (Wireless), provides digital wireless services to more than 32,000 customers in Cabarrus, Stanly, Rowan and Iredell Counties in North Carolina through 7 retail outlets. Also, the Company has provided internet and data services through CTC Internet Services, Inc. (Internet and Data Services) since 1995 and currently provides digital subscriber line ("DSL"), dial-up and high speed service to over 19,000 customers in North Carolina. In September 2002 the Company decided to downsize its Web programming and development business within the internet and data services unit.

Grouped within "other" segments are several small companies involved in various telecommunications services and investments, as well as the Company's WaveTel subsidiary. WaveTel began a commercial trial of wireless broadband service in

Fayetteville, North Carolina during July 2001. In September 2002, the Company decided to discontinue WaveTel's commercial trial to be effective on December 9, 2002.

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

         CONSOLIDATED
         Operating revenues increased $1.3 million or 3.7% to $37.0 million for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The increase in revenues is due to increases in the revenues of CLEC, Greenfield, and Wireless, offset by decreases in the revenues of ILEC and Internet and Data Services. See the discussions by business unit below for additional details and analysis.

         Operating expenses, exclusive of depreciation and amortization, increased $3.2 million or 12.0% to $29.9 million for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. Substantially all of this increase is a result of restructuring charges and asset impairment related to the discontinuance of WaveTel's wireless broadband commercial trial in September 2002.

         Depreciation and amortization expense increased $1.1 million or 16.8% to $7.6 million for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. This increase reflects the significant increase in depreciable assets over the last 12 months, including additions in Wireless assets from the new cell-site construction, Greenfield assets from continued growth and construction of facilities, and certain other business unit assets such as WaveTel's wireless broadband trial market and the new corporate center. This increase also reflects $0.6 million in reduced amortization due to a change in accounting rules for goodwill and other intangibles.

         Other income decreased $2.6 million for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. Equity in income of unconsolidated companies increased $0.3 million due to higher income from the equity interest in Palmetto MobileNet, L.P. Interest, dividends and gain on sale of investments reflected $2.5 million lower gains on marketable security sales during the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. Interest expense increased $0.4 million as a result of the Company's increased level of indebtedness. During the three months ended September 30, 2001, the Company wrote down the carrying value of security investments by $0.2 million for impairment.

         Income tax benefit was $0.3 million for the three months ended September 30, 2002 compared with income tax expense of $2.0 million for the three months ended September 30, 2001 due primarily to the impact of the restructuring and asset impairment charges on income before taxes.

         Net income decreased $3.2 million to a net loss of $0.4 million for the three months ended September 30, 2002 compared to net income of $2.8 million for the three months ended September 30, 2001.

         ILEC

                                      Three Months Ended
                                         September 30,
                                       2002         2001
                                       ----         ----
Revenues                          $ 23,440,138  $ 23,988,544
Operating Expense                   10,561,808    11,818,697
                                  ------------  ------------
   Operating EBITDA                 12,878,330    12,169,847
Depreciation & Amortization          5,163,010     4,584,661
                                  ------------  ------------
   Operating Income               $  7,715,320  $  7,585,186
                                  ============  ============

Access Lines:
   Residential                          90,323        91,403
   Business                             32,368        32,373
                                  ------------  ------------
Total Access Lines                     122,691       123,776
                                  ============  ============

ILEC Long Distance Lines                86,174        85,103

         Excluding intersegment revenues, ILEC revenues were $23.4 million for the three months ended September 30, 2002, a $0.5 million or 2.3% decrease from the three months ended September 30, 2001. The primary decrease in revenues is a decrease in long distance revenue from ILEC customers. Despite an increase in long distance customers, the number of minutes and the rate per minute have decreased, resulting in a $0.8 million decrease in long distance revenue for the ILEC. One reason for the decrease in minutes is a consolidation of accounts previously serviced by multiple business units to improve customer service. This consolidation resulted in CLEC recognizing an increase in long distance minutes that previously were recorded as part of the ILEC. Other decreases include the realization of $0.2 million lower equipment sales. These decreases are partially offset by an increase of $0.7 million in income from participation in cost sharing arrangements with other telephone companies. At September 30, 2002, the total number of local access lines in the ILEC's three-county service area equaled approximately 122,691. The Company is currently a party to eight interconnection agreements that provide CLECs access to the Company's local telephone service market. Additional CLECs may request interconnection agreements in the future. These interconnection agreements would be expected to provide increased competition to the ILEC.

         Excluding intersegment expenses, ILEC operating expenses were $10.6 million for the three months ended September 30, 2002, which is $1.3 million less than operating expenses for the three months ended September 30, 2001. Such decreased operating expenses were primarily attributable to lower interconnection expense of $0.2 million, lower settlement expense of $0.2 million, decreased office expense of $0.1 million, decreased franchise taxes of $0.3 million due to changes in North Carolina tax laws, and a $0.1 million reduction in marketing expense.

         The decrease in ILEC access lines is a trend that is expected to continue for the forseeable future. Wireless substitution, elimination of additional telephone lines for internet dial-up and increased customer access to cable telephony may all have a continued negative effect on ILEC access lines. In addition, the Company receives significant revenues from settlements for access and interconnection charges. There is no guarantee that these revenue sources will continue at current amounts in future years. In particular, access and interconnection revenues received from wireless companies may reduce ILEC revenues beginning in 2003.

WIRELESS

                                        Three Months Ended
                                           September 30,
                                          2002       2001
                                          ----       ----
Revenues                             $ 5,971,436  $ 5,900,429
Operating Expense                      4,999,821    4,435,246
                                     -----------  -----------
   Operating EBITDA                      971,615    1,465,183
Depreciation & Amortization              332,905      297,028
                                     -----------  -----------
   Operating Income                  $   638,710  $ 1,168,155
                                     ===========  ===========
Customers
   Post Pay Subscribers                   32,668       29,527

         Wireless revenues were $6.0 million for the three months ended September 30, 2002, consistent with the three months ended September 30, 2001. The total number of post-pay subscribers was 32,668 at September 30, 2002. The Wireless business unit began showing an operating profit during the third quarter of 2001 due to an increase in the number of customers. Settlement revenue increased by $0.2 million and recurring revenue increased $0.4 million as a result of an increase in customers. Prepaid card sales decreased $0.2 million, and uncollectible revenues increased $0.1 million partially offsetting the revenue increases.

         Wireless operating expenses were $5.0 million for the three months ended September 30, 2002, a $0.6 million or 12.7% increase over the three months ended September 30, 2001. This increase was primarily due to the increase in Wireless subscribers and the costs associated with subscriber acquisition. Additionally, Wireless incurred increased employee and rent expense of $0.2 million and $0.1 million, respectively, from the opening of two new wireless stores, as well as a $0.1 million increase in marketing expense. Wireless also recognized $0.1 million in commissions related to the addition of approximately 20 indirect distributors beginning in the third quarter 2002.

         CLEC

                                         Three Months Ended
                                            September 30,
                                          2002         2001
                                          ----         ----
Revenues                             $ 4,040,718   $ 2,846,273
Operating Expense                      4,564,080     4,166,571
                                     -----------   -----------
   Operating EBITDA                     (523,362)   (1,320,298)
Depreciation & Amortization              567,824       544,909
                                     -----------   -----------
   Operating Loss                    $(1,091,186)  $(1,865,207)
                                     ===========   ===========
Access Lines
   CLEC Lines in Service                  26,202        17,852
   CLEC Long Distance Lines               11,049         8,894

         CLEC revenues were $4.0 million for the three months ended September 30, 2002, a $1.2 million or 42.0% increase over the three months ended September 30, 2001. This increase was primarily due to an increase in local revenues of $1.0 million associated with the customer increase and local interconnection revenue of $0.1 million. In addition, long distance revenues increased by $0.3 million due to customer growth and the resulting increase in minutes. A portion of the increase in minutes is due to the consolidation of accounts previously serviced by multiple business units as discussed under "ILEC" above. As of September 30, 2002, CLEC had 26,202 total lines in service. This increase reflects growth in facilities-based services for the Charlotte and Greensboro, North Carolina markets.

         CLEC operating expenses were $4.6 million for the three months ended September 30, 2002, a $0.4 million or 9.5% increase over the three months ended September 30, 2001. Costs of providing services, including transport and access expense, increased $0.1 million due to the increase in access lines. In addition, general and administrative costs associated with CLEC services increased by $0.3 million.

         The Federal Communications Commission is considering the effects of UNE-P pricing and availability as part of its first triennial review of its policies on unbundled network elements, but no decisions are expected in the short term. The Company expects the impact of these decisions to have no material effect on the CLEC or Greenfield business.

         GREENFIELD

                                            Three Months Ended
                                               September 30,
                                             2002        2001
                                             ----        ----
Revenues                                $ 1,154,801   $   436,036
Operating Expense                         1,948,794     1,206,540
                                        -----------   -----------
   Operating EBITDA                        (793,993)     (770,504)
Depreciation & Amortization                 530,669       204,632
                                        -----------   -----------
   Operating Loss                       $(1,324,662)  $  (975,136)
                                        ===========   ===========
Access Lines
   Greenfield Access Lines                    5,757         2,601
   Greenfield Long Distance Lines             2,108           546

         Greenfield revenues for the three months ended September 30, 2002 were $1.2 million, a $0.7 million or 164.8% increase over the three months ended September 30, 2001. Revenue growth is primarily associated with lines located at malls served by the Greenfield unit, as well as single family and multi-dwelling unit developments. Line revenue increased $0.4 million and access revenue increased $0.3 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. In total, 5,757 access lines were in service in 45 developments as of September 30, 2002. The Greenfield unit has entered into preferred provider agreements with a total of 68 residential and business developments and projects located primarily in the Charlotte and Raleigh, North Carolina markets as of September 30, 2002. Revenues from these projects are expected to grow as access lines are placed in service.

         Greenfield expenses were $1.9 million for the three months ended September 30, 2002, a $0.7 million or 61.5% increase over the three months ended September 30, 2001. These expenses are associated with the existing 5,757 lines in service, as well as the growth of the business unit due to continued work on new developer agreements. Access expense increased $0.1 million with the additional lines. Also, commissions paid to developers related to customer additions increased $0.2 million. The remainder of the increase is related to higher general and administrative costs associated with these services of $0.4 million.

         INTERNET AND DATA SERVICES

                                         Three Months Ended
                                            September 30,
                                          2002        2001
                                          ----        ----
Revenues                             $ 2,376,596   $ 2,533,842
Operating Expense                      2,245,957     2,703,960
                                     -----------   -----------
   Operating EBITDA                      130,639      (170,118)
Depreciation & Amortization              430,996       580,237
                                     -----------   -----------
   Operating Loss                    $  (300,357)  $  (750,355)
                                     ===========   ===========
Customers
   Dial-Up                                12,887        13,925
   DSL Lines                               5,874         2,601
   High Speed                                599           513

         Internet and Data Services revenues were $2.4 million for the three months ended September 30, 2002, a $0.2 million or 6.2% decrease over the three months ended September 30, 2001. Revenues from dial-up accounts decreased by $0.1 million and web development and programming were lower than last year. DSL revenues increased $0.3 million. While traditional dial-up customers have decreased in number by approximately 1,100 during the last 12 months, over 3,300 DSL subscribers and dedicated high speed customers have been added since September 30, 2001.

         Internet and Data Services operating expenses were $2.2 million for the three months ended September 30, 2002, a $0.5 million or 16.9% decrease over the three months ended September 30, 2001. Increases in network expenses were offset by decreases in various selling, general and administrative expenses as the unit continues to focus on cost control.

         OTHER UNITS
         Other operating unit expenses were $5.6 million for the three months ended September 30, 2002 compared to $2.4 million for the three months ended September 30, 2001. This increase is primarily attributable to the $4.4 million in restructuring and asset impairment charges incurred in the third quarter of 2002 related to the discontinuance of WaveTel's wireless broadband commercial trial. Excluding the effect of the restructuring and impairment charges, operating expenses decreased $1.2 million due to lower WaveTel expenses compared to the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and September 30, 2001

         CONSOLIDATED
         Operating revenues increased $ 11.5 million or 11.6% to $110.0 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The increase in revenues is due to increases in the revenues of Wireless, CLEC and Greenfield. See the discussions by business unit below for additional detail and analysis.

         Operating expenses, exclusive of depreciation and amortization, increased $5.4 million or 6.9% to $82.6 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. This increase includes $4.4 million of restructuring and asset impairment charges related to the discontinuance of WaveTel's wireless broadband commercial trial. The nine months ended September 30, 2001, included $1.9 million of restructuring charges related to

CLEC reorganization. In addition, increased access lines in several business units, including Wireless, Greenfield and CLEC have resulted in greater operating expenses.

         Depreciation and amortization expense increased $3.6 million or 20.0% to $21.4 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. This increase reflects the significant increase in depreciable assets over the last 12 months, including additions in Wireless assets from the partitioning of the Cingular DCS partnership, the new corporate center and Greenfield assets from continued growth and construction of facilities. This increase also reflects $1.3 million in reduced amortization due to a change in accounting rules for goodwill and other intangibles.

         Other income, net, decreased $7.2 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Equity in income of unconsolidated companies decreased $0.4 million due to lower income from the equity interest in Palmetto MobileNet, L.P. Interest, dividends and gain on sale of investments reflected $4.8 million lower gains on marketable security sales during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Interest expense increased $1.1 million as a result of the Company's increased level of indebtedness. During the nine months ended September 30, 2002, the Company wrote down the carrying value of security investments by $0.7 million for impairment compared with a write-down of $0.2 million during the nine months ended September 30, 2001.

         Income taxes decreased $1.9 million or 34.5% to $3.6 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due primarily to the decrease in taxable income of $4.7 million.

         Net income decreased $2.8 million or 35.1% to $5.1 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         ILEC

                                        Nine Months Ended
                                          September 30,
                                        2002        2001
                                        ----        ----
Revenues                           $ 70,673,893  $ 71,443,487
Operating Expense                    32,612,691    37,236,348
                                   ------------  ------------
   Operating EBITDA                  38,061,202    34,207,139
Depreciation & Amortization          15,010,364    13,380,996
                                   ------------  ------------
   Operating Income                $ 23,050,838  $ 20,826,143
                                   ============  ============
Access Lines:
   Residential                           90,323        91,403
   Business                              32,368        32,373
                                   ------------  ------------
Total Access Lines                      122,691       123,776
                                   ============  ============

ILEC Long Distance Lines                 86,174        85,103

         Excluding intersegment revenues, ILEC revenues were $70.7 million for the nine months ended September 30, 2002, a $0.8 million or 1.1% decrease from the nine months ended September 30, 2001. This decrease is primarily due to lower long distance revenue of $1.8 million associated with a 12% decrease in minutes of use. Local access revenue increased by $0.4 million and intralata access revenue increased 0.9 million. In addition, custom call and pay per use features revenue increased $0.1 million due to increased usage and cellular interconnection revenue increased by $0.2 million. During the period, the Company realized lower equipment sales revenue of $0.2 million. Amounts received from revenue sharing arrangements in which the Company participates with other telephone companies increased $0.9 million but was offset by a decrease in interstate access revenue of $0.9 million and intrastate access revenue of $0.2 million. During the nine months ended September 30, 2002, the Company recorded a $0.3 million provision for bad debts related to WorldCom's bankruptcy filing. At September 30, 2002, the total number of local access lines in the ILEC's three-county service area equaled approximately 122,691. The Company is currently a party to eight interconnection agreements that provide other CLECs access to the Company's local telephone service market. Additional CLECs may request interconnection agreements in the future. These interconnection agreements would be expected to provide increased competition to the ILEC.

         Excluding intersegment expenses, ILEC operating expenses were $32.6 million for the nine months ended September 30, 2002, which is $4.6 million less than operating expenses for the nine months ended September 30, 2001. $1.2 million of this decrease is attributable to restructuring charges incurred for an early retirement plan in the first quarter of 2001. Other specific decreases in operating expenses included $0.3 million for the cost of materials associated with lower equipment sales, $0.3 million in lower contracted services, decreased settlement expense of $0.4 million, decreased franchise taxes of $0.6 million due to changes in North Carolina tax laws, and a $0.2 million reduction in marketing expense. The remaining decrease is associated with lower general and administrative costs associated with ILEC services of $1.2 million.

         WIRELESS

                                        Nine Months Ended
                                          September 30,
                                        2002        2001
                                        ----        ----
Revenues                           $ 17,860,046  $ 11,627,550
Operating Expense                    14,732,154    10,296,617
                                   ------------  ------------
   Operating EBITDA                   3,127,892     1,330,933
Depreciation & Amortization             810,526       334,555
                                   ------------  ------------
   Operating Income                $  2,317,366  $    996,378
                                   ============  ============
Customers
   Post Pay Subscribers                  32,668        29,527

         Wireless revenues were $17.9 million for the nine months ended September 30, 2002, a $6.2 million or 53.6% increase over the nine months ended September 30, 2001. This increase was primarily attributable to monthly recurring revenue due to the addition of the approximately 13,000 subscribers acquired from Cingular Wireless in the partitioning since September 30, 2001 and the approximately 3,000 net customers added since September 30, 2001. The Wireless business unit began showing an operating profit during the last half of 2001 due to an increase in the number of customers. Recurring monthly revenue increased $4.0 million and settlement revenue increased $3.2 million due to the customer increase. Offsetting these revenues were decreases in prepaid phone sales of $0.6 million and paging revenues of $0.1 million and an increase in bad debts of $0.4 million primarily due to customers obtained in the partitioning.

         Wireless operating expenses were $14.7 million for the nine months ended September 30, 2002, a $4.4 million or 43.1% increase over the nine months ended September 30, 2001. This increase was primarily due to an increase in costs of revenues of $2.5 million due to the increase in Wireless subscribers and the costs associated with subscriber acquisition. Additionally, Wireless recognized increased employee expenses of $0.5 million, rents of $0.2 million, and utilities of $0.1 million from the opening of two new wireless stores, higher marketing expense of $0.2 million and higher property taxes of $0.1 million attributable to assets acquired in the partitioning. Wireless also recognized $0.1 million in commissions related to the addition of approximately 20 indirect distributors beginning in the third quarter 2002.

         CLEC

                                          Nine Months Ended
                                            September 30,
                                        2002            2001
                                        ----            ----
Revenues                           $ 11,302,227     $  7,270,350
Operating Expense                    14,052,108       12,842,655
                                   ------------     ------------
  Operating EBITDA                   (2,749,881)      (5,572,305)
Depreciation & Amortization           1,629,810        1,467,778
                                   ------------     ------------
  Operating Loss                   $ (4,379,691)    $ (7,040,083)
                                   ============     ============
Access Lines
  CLEC Access Lines                      26,202           17,852
  CLEC Long Distance Lines               11,049            8,894

         CLEC revenues were $11.3 million for the nine months ended September 30, 2002, a $4.0 million or 55.5% increase over the nine months ended September 30, 2001. This increase was primarily due to increases in local revenues of $2.5 million and access revenues of $0.5 million based on the addition of 8,350 access lines since September 30, 2001. In addition, long distance revenues increased by $1.1 million due to customer growth and the resulting increase in minutes of use. As of September 30, 2002, the CLEC had 26,202 total lines in service. This increase reflects growth in facilities-based services for the Charlotte and Greensboro, North Carolina markets.

         CLEC operating expenses were $14.1 million for the nine months ended September 30, 2002, a $1.2 million or 9.4% increase over the nine months ended September 30, 2001. Costs associated with providing long distance increased by approximately $1.3 million with the increased minutes and customers. Costs of providing services increased $0.5 million with the increase in access lines. The increased cost of service was offset by a $0.3 million decrease in marketing expense and a $0.7 million decrease as a result of restructuring charges expensed during the nine months ended September 30, 2001. The remainder of the increase is associated with increased general and administrative costs associated with these services.

         GREENFIELD

                                               Nine Months Ended
                                                 September 30,
                                              2002            2001
                                              ----            ----
Revenues                                 $  2,858,808    $  1,085,586
Operating Expense                           5,307,323       3,491,717
                                         ------------    ------------
   Operating EBITDA                        (2,448,515)     (2,406,131)
Depreciation & Amortization                 1,429,157         525,097
                                         ------------    ------------
   Operating Loss                        $ (3,877,672)   $ (2,931,228)
                                         ============    ============
Access Lines
   Greenfield Access Lines                      5,757           2,601
   Greenfield Long Distance Lines               2,108             546

         Greenfield revenues for the nine months ended September 30, 2002 were $2.9 million, a $1.8 million or 163.3% increase over the nine months ended September 30, 2001. Local revenues increased $0.9 million, access revenues increased $0.6 million and long distance revenues increased $0.2 million over the nine months ended September 30, 2001. In total, 5,757 access lines were in service as of September 30, 2002. The Greenfield unit has entered into preferred provider agreements with a total of 68 residential and business developments and projects located primarily in the Charlotte and Raleigh, North Carolina markets as of September 30, 2002. Revenues from these projects are expected to grow as access lines are placed in service.

         Greenfield expenses were $5.3 million for the nine months ended September 30, 2002, a $1.8 million or 52.0% increase over the nine months ended September 30, 2001. Cost of providing services to the existing 5,757 lines in service increased $0.4 million. Commissions paid to developers increased $0.3 million and salaries increased $0.1 million to support the business. The remaining increase relates to higher general and administrative costs associated with these services.

         INTERNET AND DATA SERVICES

                                           Nine Months Ended
                                             September 30,
                                            2002          2001
                                            ----          ----
Revenues                                 $ 7,163,229    $ 7,087,835
Operating Expense                          7,530,244      7,317,701
                                         -----------    -----------
   Operating EBITDA                         (367,015)      (229,866)
Depreciation & Amortization                1,222,431      1,670,376
                                         -----------    -----------
   Operating Loss                        $(1,589,446)   $(1,900,242)
                                         ===========    ===========

Customers
   Dial-Up                                    12,887         13,925
   DSL Lines                                   5,874          2,601
   High Speed                                    599            513

         Internet and data services revenues were $7.2 million for the nine months ended September 30, 2002, a $0.1 million or 1.1% increase over the nine months ended September 30, 2001. Revenues from dial-up accounts decreased by $0.3 million and web development and programming were lower than last year. DSL revenues have increased $0.5 million. While traditional dial-up customers have decreased in number by approximately 1,100 during the last 12 months, over 3,300 DSL subscribers and dedicated high speed customers have been added since September 30, 2001.

         Internet and data services operating expenses were $7.5 million for the nine months ended September 30, 2002, a $0.2 million or 2.9% increase over the nine months ended September 30, 2001. The majority of the increase is associated with increased costs of operating the DSL network due to the increase in DSL customers.

         OTHER UNITS
         Other operating unit expenses were $8.4 million for the nine months ended September 30, 2002 compared to $6.1 million for the nine months ended September 30, 2001. This increase is primarily related to the discontinuance of WaveTel's wireless broadband commercial trial and the related $4.4 million restructuring and asset impairment charges. Excluding the impairment and restructuring charges, expenses decreased $2.1 million due to lower WaveTel operating expenses in the period.

Liquidity and Capital Resources

         The liquidity of the Company decreased during the nine-month period ended September 30, 2002. Current assets exceeded current liabilities by $15.2 million at September 30, 2002. In comparison, current assets exceeded current liabilities by $19.1 million at December 31, 2001.

         Current assets decreased by $1.0 million when compared to December 31, 2001. This decrease is primarily the result of a decrease in income tax receivable of $0.7 million caused by recording the current year tax liability, payments and receipt of prior refunds and a decrease in prepaid and other assets of $1.0 million due to timing of payments and deposits on directory, insurance, and rents. In addition, other accounts receivable decreased $0.4 million related to amounts eliminated due to the consolidation of WONC with the Company's results beginning in the second quarter of 2002 as a result of the WONC purchase from Wireless One of its entire 50% interest in WONC.

         Current liabilities increased by $2.9 million from December 31, 2001 to September 30, 2002. This increase is attributable to increased short-term borrowings of $3.0 million, and increased other accrued liabilities of $3.9 million primarily related to the restructuring charges for the discontinuance of WaveTel's wireless broadband commercial trial and higher property, franchise and other taxes. These increases were offset by decreases in accounts payable of $3.5 million caused by timing of expenditures including lower capital expenditures and advance billings of $0.5 million due to timing of directory revenues.

         The Company's principal sources of liquidity were cash provided by operations of $24.6 million, proceeds from the sale of investment securities of $5.3 million, partnership capital distributions of $4.8 million, and proceeds from credit facilities of $13.0 million.

         Uses of cash during the nine months ended September 30, 2002 included net capital expenditures of $36.8 million, acquisition of additional ownership interest in WONC of $3.2 million, purchases of investment securities of $1.5 million, investment in unconsolidated companies of $0.6 million, payment of dividends of

$3.7 million, and the repurchase of Common Stock of the Company and redemption of 4.8% preferred stock of the Concord Telephone Company of $2.4 million. During March 2002, the Company completed construction of its new corporate headquarters in Concord, North Carolina.

         At September 30, 2002, the fair market value of the Company's marketable investment securities was $4.7 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.50%. The interest rate on September 30, 2002 was 3.07%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2002. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2002, the Company had $3.0 million outstanding under this credit line at an interest rate of 3.07%.

                                                  Payments Due by Year
                                                  --------------------
                                           Remainder     2003 to     2006 to     2008 and
                               Total        of 2002       2005        2007         after
                               -----        -------       ----        ----         -----
Contractual Obligations
   Short-term debt           $  2,999,785         -   $ 2,999,785            -            -
   Long-term debt             127,696,562         -     7,000,000  $60,000,000  $60,696,562
   Operating leases             5,721,534  $901,239     4,232,793      539,934       47,568
                             --------------------------------------------------------------
                             $136,417,881  $901,239   $14,232,578  $60,539,934  $60,744,130
                             ==============================================================

         The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Wireless and Internet and Data Service units, as well as its operations, payments associated with long-term debt and investments as summarized above.

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

         Factors that may cause actual results to differ materially from these forward-looking statements include:

1. The Company's ability to respond to the issues surrounding the industry caused by state and federal legislation and regulations,

2. The impact of economic conditions related to financial performance of customers, business partners, competitors and peers within the telecommunications industry,

3. The Company's ability to recover the substantial costs incurred in connection with the businesses in which it has expanded over the past few years,

4. The Company's ability to retain its existing customer base against competition in all areas of the business including Local, wireless, long-distance, and Internet and data services, including significant threats from wireless substitution and cable telephony,

5. The Company's ability to control pricing and product offerings in a highly competitive industry,

6.  The performance of the Company's investments,

7. The Company's ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies,

8. The impact of economic and political events on the Company's business, operating regions, and customers, including the impact of terrorist attacks.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is currently 1.50%, based on various financial ratios. The interest rate on September 30, 2002 was 3.07%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2002, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2002. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2002, the Company had $3.0 million outstanding under this credit line at an interest rate of 3.07%.

         The Company has a $17.7 million note payable to Wireless One that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment is due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008. As discussed in Note 6, the Company delivered a "Split-Up Notice" to Wireless One that, upon acceptance, would fully satisfy the $17.7 million note payable.

         The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a spread. The fair value of each swap as of September 30, 2002 was ($615,063), ($339,922), and ($192,876), respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates, but subject the Company to above market interest costs if interest rates decline.

         Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company's financial condition or operations.

Item 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures are designed to insure that appropriate information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by SEC rules. In designing and evaluating the disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, management recognizes that disclosure controls and procedures by their nature can provide only reasonable assurance that management's information flow objectives are met. Also, the Company has investments in certain unconsolidated entities, including Palmetto MobileNet, L.P. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         We presented the results of our most recent evaluation to our independent auditors, KPMG LLP, and the Audit Committee of the Board of Directors. Based upon the evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in all material respects in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's Exchange Act reports.

         While performing a review of the Company's disclosure controls and procedures, a number of areas were identified in which the Company's internal controls could be strengthened. In that regard, the Company plans to take the following steps with regard to its internal controls:

    - review the experience and technical accounting knowledge of certain key accounting personnel with regard to their responsibilities and make any changes the Company considers appropriate; and

    - direct that steps be taken to ensure that certain policies, objectives, procedures, roles and responsibilities are well defined, understood and followed.

         The Company expects to initiate these improvements during the fourth quarter of 2002. The Company will continue to evaluate the effectiveness of its actions as well as the Company's overall disclosure controls and procedures and internal controls and may take further actions as appropriate.

         Since the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls, other than the Company's plans to make the changes discussed above.

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

         (a) Exhibits

                 Exhibit No.    Description of Exhibit

                    11          Computation of Earnings per Share

                    99.1 Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                 On July 26, 2002, the Company filed a Current Report on Form 8-K announcing that CT Wireless Cable, Inc. ("CTWC"), a wholly-owned subsidiary of the Company, delivered a "Split-Up Notice" dated July 19, 2002 to Wireless One, Inc. ("Wireless One"), a subsidiary of WorldCom, Inc. in accordance with the Limited Liability Company Interest Purchase Agreement dated September 14, 2001 ("Purchase Agreement") by and among Wireless One of North Carolina, L.L.C., which is wholly-owned by CTWC, CTWC, Wireless One, and WorldCom Broadband Solutions, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.
-----------------------------------

(Registrant)

/S/ Amy M. Justis
-----------------------------------
Amy M. Justis

Vice President and
Chief Accounting Officer

November  14, 2002
-----------------------------------
Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

                                 CERTIFICATIONS

     I, Michael R. Coltrane, President and Chief Executive Officer of CT Communications, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CT Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By: /S/Michael R. Coltrane
    ------------------------------------
    Michael R. Coltrane
    President and Chief Executive Officer
    (principal executive officer)

                                 CERTIFICATIONS

     I, James E. Hausman, Senior Vice President and Chief Financial Officer of CT Communications, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CT Communications, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By: /S/ James E. Hausman
    -------------------------------------------------
    James E. Hausman
    Senior Vice President and Chief Financial Officer
    (principal financial officer)

                                  EXHIBIT INDEX

                 Exhibit No.    Description of Exhibit

                     11         Computation of Earnings per Share

                     99.1 Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002