Form 10-K
period 2002-12-31
CT COMMUNICATIONS INC /NC
filed 2003-03-28
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-19179

CT COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1837282

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Progress Place, Northeast Concord, North Carolina	28025

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 722-2500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 (based on the closing price of $16.20 per share as quoted on The Nasdaq Stock Market as of such date) was $287,591,221. As of March 19, 2003, there were 18,746,075 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Document of the Company	Form 10-K Reference Location

2003 Annual Meeting Proxy Statement	Part III

CT COMMUNICATIONS, INC.

AND CONSOLIDATED SUBSIDIARIES

Form 10-K for the Fiscal Year ended December 31, 2002

PART I

Item 1.     Business

      Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These “forward-looking statements” are subject to certain risks, uncertainties and assumptions that could cause the actual results to differ materially from those reflected in the forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. Those statements however only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Business — Risk Factors” and throughout this Form 10-K.

      References in this Form 10-K to “we,” “us,” “our,” “the Company,” “CTC,” and “CT Communications” mean CT Communications, Inc. and our subsidiaries and predecessors, unless the context suggests otherwise.

General

      CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides integrated telecommunications services to residential and business customers located primarily in North Carolina. We offer a comprehensive package of telecommunications services, including local and long distance telephone, Internet and data services and digital wireless services.

      We began operations in 1897 as The Concord Telephone Company (“Concord Telephone”). Concord Telephone continues to operate as an incumbent local exchange carrier (“ILEC”) in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan counties in North Carolina. This area is located just northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C. We offer a full range of local telephone, long distance and other enhanced services to our ILEC customers.

      In 1997, we began to operate as a competitive local exchange carrier (“CLEC”) in “edge-out” markets contiguous to our ILEC service area. Our CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro, North Carolina. In late 2000, we expanded our geographical focus with the opening of a CLEC office in the Greensboro market. Our CLEC offers services substantially similar to those offered by our ILEC.

      Since 2000, we have pursued our Greenfield business in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. We are working with developers and builders to become the “preferred telecommunications provider” for their developments. Under these agreements, we provide the telecommunications infrastructure within these developments. By clustering our projects, we are able to gain capital and operating efficiencies.

      We provide long distance telephone service in the areas served by our ILEC, CLEC, and Greenfield business units. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route traffic to these providers.

      We offer Internet and data services to ILEC, CLEC, Greenfield, and other business and residential customers. These services include dial-up and high speed dedicated Internet access, Web hosting, electronic commerce applications and digital subscriber line (“DSL”) services. Between May 1998 and December 2000, we significantly expanded this business through strategic acquisitions.

      We offer our own branded digital wireless services through our ongoing agreement with Cingular Wireless (“Cingular”). In June 2001, we completed the partitioning of our area of the Cingular digital network, including the acquisition of cell sites, subscribers, and a license for spectrum. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth Corporation (“BellSouth”) and SBC Communications, Inc. (“SBC”). Roaming agreements with other wireless carriers enable our customers to utilize their digital wireless services throughout the United States and in a number of foreign countries.

      Additional business, financial and competitive information about our operations is discussed below. For other information regarding our business segments, see the Note entitled “Segment Information” in the notes to consolidated financial statements included elsewhere in this report.

      On February 24, 2000, the Board of Directors declared a two-for-one stock dividend payable on April 5, 2000 to shareholders of record on March 15, 2000.

      Effective January 28, 1999, our Voting Common Stock and Class B Nonvoting Common Stock were converted into a single class of Common Stock (the “Recapitalization”). Pursuant to the Recapitalization, our Articles of Incorporation were amended to (i) provide for one class of Common Stock, consisting of 100 million authorized shares, and (ii) reclassify each issued and outstanding share of Voting Common Stock into 4.4 shares of Common Stock and each issued and outstanding share of Class B Nonvoting Common Stock into 4.0 shares of Common Stock. Cash was paid in lieu of issuing any fractional shares.

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

Operations

          ILEC Services

      Concord Telephone offers integrated telecommunications services as an ILEC to customers served by nearly 120,000 access lines in Cabarrus, Stanly and Rowan counties in North Carolina. Our ILEC network facilities include nearly 17,000 fiber optic conductor miles, serving nine exchanges in a host-remote switch architecture.

      The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 64%, 70% and 83% of our operating revenue in the years 2002, 2001 and 2000, respectively. This percentage has decreased over the past three years as we have grown our other products and services into significant operations. Nevertheless, we continue to expect Concord Telephone to account for a significant portion of our revenue and earnings in 2003.

      Concord Telephone ended 2002 with 119,745 access lines in service, a 1.6% decrease from year-end 2001. Of those lines, 84,591 selected us as their long distance provider, as compared with 83,820 lines at year-end 2001. The Company recently performed a review of reported line counts across all business units to ensure consistent and uniform line reporting. As a result, the Company reduced previously reported December 31, 2001 total ILEC access lines by 1,952 lines, representing a less than 2% reduction. This line adjustment does not affect reported revenues or expenses.

      The continued economic slowdown experienced in 2002, as well as the impact of wireless and other substitute services had an adverse effect on the ILEC line count. Throughout the three-year period ending in 2001, the ILEC was experiencing access line growth, with growth in the business market outpacing that of the residential market. In 2002, the ILEC showed a net line loss of both business and residential lines at approximately the same rate.

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

      We will be focusing our sales efforts in 2003 on increasing our revenue per customer through continued emphasis on incremental calling features. Eligible access lines with at least one calling feature increased from 44.4% in 2001 to 46.2% in 2002. The average number of calling features per line increased from 2.6 in 2001 to 2.7 in 2002.

      Our ILEC sales team is structured to provide maximum flexibility for our customers. Residential customers may personally meet with a sales and service representative in one of our four business offices or alternatively can take advantage of the convenience of calling into our centralized customer care center. Business customers are served by a specialized customer care group that is trained to manage the products and services unique to the business market. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions to customer communications requirements and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

      A centralized operations service center coordinates provisioning and maintenance for all ILEC customers. In addition to receiving maintenance requests, this center dispatches field personnel and monitors the status of all service orders and maintenance requests. To ensure continued customer satisfaction, the center is measured against targeted customer response time intervals and the ability to meet customer commitment dates.

      Our core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. In 1996, we began conversion to a Nortel DMS 100/200 network switching platform. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. At the heart of our network is a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted. Telecommunications equipment providers have been impacted by the economic slowdown and market conditions. While we have some diversity among our suppliers, we experience a risk that the difficult financial conditions may affect these companies’ ability to provide enhancements to the services that this equipment provides.

      Regulation. Our ILEC is subject to regulation by various federal, state and local governmental bodies. We voluntarily opened our markets to competition for local dial tone in 1997. Federal regulations have required us to permit interconnection with our network and have established our obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases our ILEC’s business risks and may have a substantial impact on our ILEC’s future operating results. The Federal Communications Commission (“FCC”) and North Carolina Utilities Commission (“NCUC”) continue to modify various rules surrounding local competition.

      The FCC governs our ILEC’s rates for interstate access services. The FCC acted on the petition of the Multi-Association Group Plan by issuing an order in November 2001. The first result of this order was a rebalancing of rates between interexchange carriers and end users. Wholesale rates charged to interexchange carriers were lowered and the subscriber line charge to end users was increased dramatically. In 2002, the rebalancing resulted in an increase of the residential subscriber line charge to $6.00 and a reduction of the carrier common line charge. The rebalancing is expected to be complete in 2003. The rebalancing is expected to be revenue neutral overall to our ILEC.

      The FCC has also acted on the Rural Task Force proposal by the Federal-State Joint Board on Universal Service that would create a new explicit universal service High Cost Fund III subsidy, which in addition to existing universal service subsidies, would be portable to competing carriers. We currently only receive Long Term Support. In 2002 we received approximately $1.2 million in Long Term Support.

      The FCC concluded its Triennial Review of unbundled network elements platform (“UNE-P”) in early 2003. Based on the FCC’s press release they partially deregulated ILEC broadband facilities and allowed states to determine the availability of UNE-Ps to CLECs. The FCC’s order has not been released and is likely to be contested in court. Our ILEC has not had a request from a CLEC for UNE-P.

      State laws and regulations require us to comply with North Carolina pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. Local regulations require us to obtain municipal franchises and to comply with various building codes and business license requirements. These federal, state and local regulations are discussed in more detail under “Legislative and Regulatory Developments” under this Item 1.

      Since September 1997, our ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, our charges are no longer subject to rate-base, rate-of-return regulation. Instead, the charges for most of our local exchange services may be adjusted to reflect changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan is also subject to adjustment for certain external events outside of our control, such as jurisdictional cost shifts or legislative mandates. In both September 2002 and September 2001, we were allowed to rebalance our rates under the price regulation plan. The price rebalancing arrangement allows us to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers and a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. The price regulation plan was scheduled for review by the NCUC prior to the fifth anniversary in September 2002, but did not occur in 2002.

      We believe the plan will likely be reviewed during the second half of 2003, or the first half of 2004. Based on the results of this anticipated review, the plan may be subject to modification by the NCUC.

      Competition. Several factors have resulted in rapid change and increased competition in the local telephone market, including:

•	growing customer demand for alternative products and services including wireless services,

•	technological advances in transmitting voice, data, video, and cable telephony services,

•	development of fiber optics and digital electronic technology,

•	the advent of competitors in the yellow pages market,

•	a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks,

•	legislation and regulations designed to promote competition and

•	wireless substitution.

      We agreed to open our traditional service area to competition for local dial tone service in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in our price regulation plans. We have entered into eight interconnection agreements with companies such as Time Warner Telecom of North Carolina, L.P. (“Time Warner”), US LEC of North Carolina, L.L.C., Cat Communications, Inc. and North Carolina Telcom, L.L.C. to provide access to our local telephone service market.

      Cable operators are also entering the local exchange and high speed Internet markets. Time Warner plans to offer telephony services in its major markets and cable and high-speed Internet service in our core service area. Another major source of competition are the wireless service providers serving our traditional service area.

          CLEC Services

      Our CLEC business was certified by the NCUC in 1997, the South Carolina Public Service Commission in 2000, and the Georgia Public Service Commission in 2001. Operation began late in 1997 in Salisbury and northern Charlotte, North Carolina, through an interconnection agreement with BellSouth. Since 1998, we have entered into interconnection agreements with Verizon Communications, Inc. (“Verizon”), Sprint Corporation (“Sprint”) and Alltel Corporation (“Alltel”).

      At December 31, 2002, we were providing competitive local access to customers served by more than 27,000 access lines in select markets in North Carolina. In order to position ourselves to achieve our business objectives, we will focus our efforts in 2003 on achieving increased market penetration and higher revenue per customer in the markets where we currently provide service. The CLEC accounted for approximately 10%, 8% and 4% of our operating revenue in the years 2002, 2001 and 2000, respectively.

      Our CLEC business group employs the same sales strategy as our ILEC business group, using locally-based account executives who meet face-to-face with business customers. Our CLEC offers an integrated combination of communications services, including local service, long distance service and enhanced voice services, and Internet and data services. Our CLEC uses the same billing platform as our ILEC.

      Our CLEC manages our own network elements and elements leased from the incumbent local carrier, utilizing the MetaSolv ordering and provisioning system. We are highly dependent upon these local carriers because of the coordination required to transfer customers and for the reliability of the network elements that we lease. The CLEC’s customer care group has received specialized training specific to interconnection ordering and provisioning processes. These employees are held to the same high standards for service quality as our ILEC customer care groups.

      We deploy a facilities-based network in our expansion markets, collocating our own remote concentrating equipment with the incumbent telephone company in key geographic areas. The local remote switches in each of our expansion markets are connected using a variety of copper and fiber optic links. We typically lease appropriate network elements from the incumbent or alternate carriers to give us greater control over the service quality and to provide a platform for future expansion. We will continue to evaluate the economics and may build our own outside plant network in those locations where a significant concentration of customers exist which are not currently on our network. In 2002, we identified three opportunities that met these criteria and constructed facilities that allowed us to transfer the associated customers to our own network facilities. In 1996, we installed a Nortel DMS 500 switch in Charlotte that permits us to switch the local traffic from our CLEC and all of our long distance traffic.

      Regulation. In general, our CLEC establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like our ILEC, our CLEC must comply with various rules of the NCUC and the South Carolina Public Service Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our CLEC interstate services, such as access service. In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Although the switched access rates do decline, there is an expected certainty of payment by interexchange carriers. The FCC also adopted rules in 2001 that impact the amount of reciprocal compensation due for Internet Service Provider dial-up traffic terminated by CLECs. This may reduce the overall percentage of revenue received from reciprocal compensation. In late 2001, the FCC began a triennial review of its policies on unbundled network elements (“UNE”). The FCC concluded its Triennial Review of unbundled network elements in early 2003. Based on the FCC’s press release they partially deregulated ILEC broadband facilities and allowed states to determine the availability of UNE-P’s to CLECs. The FCC’s order has not been released and is likely to be contested in court. Our CLEC does utilize UNE-P’s; however they constitute a relatively small percentage of total lines.

      Currently, many state commissions approve UNE rates charged by ILECs based on a Total Element Long-Run Incremental Cost (“TELRIC”) costing methodology established by the FCC in 1996. There have been numerous legal and regulatory battles over the use of TELRIC, which is based on forward looking costs versus historical costs. The Triennial Review potentially allows ILECs to increase their cost of capital and accelerate depreciation used in TELRIC rate calculations which may result in an increase in UNE rates.

      Competition. Our CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Due to the financial difficulties experienced by other CLECs in the current telecommunications market, we expect the competition to be even stronger as the remaining companies fight to survive. We also will continue to face competition from potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers, long distance providers, and private networks built by large end-users.

          Greenfield Services

      Our Greenfield business provides comprehensive wire line telecommunications services to commercial and residential developments outside of our ILEC service area. While most of these developments are located in North Carolina, we also provide competitive local access in Georgia. At December 31, 2002, we were providing service to more than 6,500 access lines in select markets in North Carolina and Georgia.

      Our Greenfield business develops relationships with builders and developers to gain the opportunity of providing integrated telecommunications service in their new developments. We enter into preferred telecommunications provider agreements with those developers and builders prior to construction in order to offer local service, long distance and enhanced voice services, and Internet and data services to the businesses and residents who will populate the development. As of December 31, 2002, we had signed more than 70 agreements that are expected to provide more than 40,000 access lines upon completion. Our Greenfield business uses the same billing platform as our ILEC.

      In our Greenfield markets, Charlotte and Raleigh, North Carolina, and northern Georgia, we deploy our own remote concentrating equipment, as well as build a distribution system, to become the telecommunications provider for each new development. We continue to focus on the fastest growing areas in the Charlotte and Raleigh markets. By clustering several projects, we gain capital and operating efficiencies that will contribute to increased profitability. In 2001, we began providing service to customers at Discover Mills Mall in Georgia. In 2002, we initiated service to Triangle Town Center Mall in Raleigh, North Carolina. Due to the high density of customers associated with the malls and surrounding areas, we believe these projects will quickly have a positive effect on our revenue.

      Regulation. In general, the Greenfield business establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. However, like the ILEC, our Greenfield business must comply with various rules of the NCUC and Georgia Public Service Commission governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our Greenfield interstate services, such as access service.

      In 2002, the NCUC determined that exclusive easement rights (i.e. where a developer is contractually precluded from granting private easements to other providers) and exclusive provider arrangements (where one company is designated as the only company permitted to provide service to end users within a development) are anti-competitive. While our agreements with developers do not contain an exclusive provider provision (they contain a preferred provider arrangement instead), some of our agreements did contain an exclusive easement provision. The Company has notified its developers of the NCUC’s ruling and has formally waived any rights to enforce these provisions. Further, we have removed any such references from all new contracts since the NCUC’s ruling.

      Competition. Our Greenfield business competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may increase their competition by overbuilding their networks to include areas of future expansion. Cable telephony could be a direct competitor in the developments where we provide service since cable companies have a network within those developments. Wireless providers will also compete for our wireline customers.

          Digital Wireless Services

      We offer digital wireless services in Cabarrus, Stanly, Rowan and Iredell counties in North Carolina. We now sell digital wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through seven company owned retail outlets and over 20 indirect retail outlets in North Carolina. We have company owned retail stores in Concord (3), Statesville, Mooresville, Salisbury and Albemarle. Digital wireless products and services are also sold through our ILEC business offices and our direct sales force. At December 31, 2002, we served over 33,000 digital wireless customers. Our digital wireless business accounted for approximately 17%, 13% and 7% of our operating revenue in the years 2002, 2001 and 2000, respectively.

      In June 2001, we partitioned our area of the Cingular digital network by paying approximately $23 million to Cingular. As a result of the partitioning, we acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly Counties and the southern portion of Iredell County. As part of the acquisition, we assumed the lease payments for 28 of the 47 sites acquired. The partitioned area, which is approximately twice the size of our ILEC territory, contains a population of approximately 440,000 people. While we have ownership of the assets and customers within our partitioned area, we continue to purchase pre-defined services from Cingular, such as switching, and remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards. Products and services are co-branded with Cingular. We are not required to pay Cingular any franchise fees. Under the agreement, we have the ability to bundle wireless services with other wireline products and services and can customize pricing plans based on our customers’ needs. Additionally, our agreement with Cingular allows us to benefit from a nationally recognized brand, provides us access to favorable manufacturing discounts for cellsite electronics, handsets, and equipment, and enables us to participate in shared market advertising.

      Until September 2000, we owned a limited partnership interest in BellSouth Carolinas PCS, L.P. (the “DCS Partnership”), which included BellSouth, a subsidiary of Duke Energy Company, a subsidiary of Progress Energy and approximately 30 other independent telephone companies. In 2000, BellSouth purchased the partners’ interest in the DCS Partnership, which owned a 100% digital communications network in North Carolina and South Carolina, covering an area with approximately 12 million people.

      Cingular was formed by the combination of most of the former domestic wireless operations of BellSouth and SBC. BellSouth has an approximate 40 percent economic interest in Cingular, and SBC Communications has an approximate 60 percent economic interest. Cingular’s digital wireless network in the Carolinas is based on Global System for Mobile Communications (“GSM”) wireless technology, which offers advanced services and functionality, secure communications, digital voice quality and national and international roaming. GSM technology is proven technology used by more than 690 service providers in over 193 countries and by more than 824 million customers worldwide. GSM provides our customers with extensive roaming capabilities both nationally and internationally. Cingular is deploying high-speed General Packet Radio Service or “GPRS”, throughout its cellular and PCS networks and has recently introduced this service in its North and South Carolina markets. In 2002, Cingular increased the capacity, speed and functionality of its cellular and PCS networks by overlaying GSM voice and GPRS data technology on its existing Time Division Multiple Access (“TDMA”) network, thereby adopting the GSM standard for all of their wireless markets. This overlay should further enhance the service and roaming opportunities for our customers. Additionally, Cingular has indicated an intent to upgrade its GPRS markets to a next generation, or “2.5G”, technology known as Enhanced Data Rates for Global Evolution, or “EDGE”, beginning in 2003, when software is expected to be available. Completion of the deployment of this technology is anticipated to take place in early 2004.

      In 2002, we completed the construction of 21 additional cell sites. We expect to add an additional eight locations in 2003. These additional cell sites should increase coverage and capacity throughout our serving area.

      We provide customer service utilizing specialized service representatives trained to handle the specific requirements of our digital wireless customers. The ordering and provisioning of digital wireless service can be performed at our store locations, our ILEC business offices, or by calling our toll-free number.

      Regulation. The construction, operation, management and transfer of digital wireless systems in the United States is regulated by the FCC. Digital wireless carriers are exempt from regulation by the NCUC. Because of our affiliation with Cingular, they assume the responsibility for many of the regulatory issues. The regulation of wireless services is discussed in more detail under “Legislative and Regulatory Developments” in Item 1 of this annual report on Form 10-K. The FCC is requiring wireless carriers to implement local number portability in late 2003. Local number portability could increase customer churn.

      Competition. Many wireless carriers compete in the Charlotte metropolitan area, including AT&T, Nextel, Sprint PCS, Alltel, Verizon, Cricket Wireless and Cingular. This competition has led to intense pressure on the pricing of services. Several providers have introduced “flat rate” pricing, which eliminated roaming and long distance charges and further reduced unit prices. We intend to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and capitalizing on the strength of customers’ loyalty to us based on multiple service relationships.

Internet and Data Services

      In 1995, we began providing dial-up Internet access to residential and business customers. Since that time, we have grown our business through internal growth and several acquisitions, the largest of which were Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina and WebServe, Inc. (“WebServe”), a Charlotte, North Carolina based provider of Web design, hosting, and programming services. We also acquired several smaller local Internet providers. Since late 1999, we have seen a shift in customers away from the dial-up access service and into the higher revenue DSL access service. In the third quarter of 2002 we announced the elimination of our web design services but continue to offer all other products. At December 31, 2002, we had over 19,000 Internet customers.

      Internet Access Service. We offer a variety of dial-up and dedicated access solutions that provide access to the Internet. We also offer a full range of customer premise equipment required to connect to the Internet. Our access services include:

•	Dedicated Access. We offer a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a full range of Internet applications.

•	DSL Access. In late 1999, we began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Our DSL service is available at speeds up to 768 Kbps and ADSL service is available at speeds up to 1.54 Mbps. Our DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network (“ISDN”) and at flat- rate prices that are lower than traditional dedicated access charges. Our DSL lines increased from 3,200 in 2001 to 6,664 in 2002.

•	Dial-up Access. Our dial-up services provide access to the Internet through ordinary telephone lines at speeds up to 56 Kbps and through digital ISDN lines at speeds up to 64 Kbps. Our dial-up customers declined 11% in both 2002 and 2001 as customers continue to demand higher speed broadband products.

      Web Services. We offer a variety of value-added services, including Web hosting, electronic commerce, collocation, virtual private networks or intranets, remote access and security solutions, and video conferencing.

      Account executives sell Internet and data services directly to business customers in the Charlotte and Greensboro, North Carolina metropolitan areas. Our technical support staff is available 24 hours a day, seven days a week. Our technicians design, order, configure, install and maintain all of our equipment to suit the customers’ needs. We have a customer care group dedicated to Internet and data services.

      We provide Internet and data services primarily through our own network in our ILEC and CLEC territories. In other areas, we use the network of the local telephone company. We purchase access to the Internet from national Internet backbone providers, which provide DS-3 access at all major national access points.

      Regulation. In general, Internet and data services are not regulated at the federal level. However, in 2001 the FCC decided that Internet traffic will be classified as Information Access and could therefore be subject to a lower rate of reciprocal compensation than local traffic. This determination had no impact on our Internet and data services business.

      Another significant issue facing Internet service providers is whether they will be given access to broadband systems operated by cable television companies. Internet service providers generally believe that such mandatory access is appropriate and would allow them to provide competitive high-speed broadband service to more customers. For example, AOL, as the world’s largest Internet service provider, strongly advocates “open access,” although it is not currently supporting the need for government intervention to mandate open access. Time Warner and AOL agreed, as part of their merger, to open Time Warner’s cable systems to competing Internet service providers. AT&T and Mindspring Enterprise, Inc. (“Mindspring”) reached a similar agreement. The issue continues to be debated and legislation has been introduced in Congress to mandate access to broadband cable networks. In early 2002, the FCC decided that cable modem service should be classified as an interstate information service and is therefore subject to FCC jurisdiction.

      Competition. The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

•	access and content providers, such as AOL/Time Warner, the Microsoft Network and Prodigy Communications L.P.,

•	local, regional and national Internet service providers, such as EarthLink, Inc. (“EarthLink”),

•	the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth, and WorldCom,

•	online services offered by direct broadcast satellite providers and

•	online services offered by incumbent cable providers, such as Time Warner.

Long Distance Services

      We began offering long distance services to our ILEC customers in 1992 and now provide that service to approximately 84,600 access lines within our ILEC, approximately 14,000 access lines within our CLEC, and more than 2,500 lines within our Greenfield markets. In our ILEC service area, over 70% of the total lines are subscribed to our own branded long distance service.

      We have agreements with several interexchange carriers to terminate traffic that originates on our network. The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. While this decline in price has resulted in declining revenue, it has also allowed us to reduce our cost through more favorable contracts with wholesale long distance carriers. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint, WorldCom, Inc. and BellSouth.

      Strong competition in the market forced significant price plan changes during 2000 and 2001 that resulted in lower prices to customers. In 2002, we began to see stabilization in our price plans.

      Internet telephony is increasingly becoming a potential competitor for low cost telephone service and could adversely affect long distance revenues as well as ILEC and CLEC access revenues. Wireless substitution has also developed into a viable threat to our long distance customer base. Increased competition within the digital wireless segment will continue to provide customers with more and lower cost opportunities to replace their long distance service.

Wavetel

      Wavetel, L.L.C. (“Wavetel”) ceased its wireless broadband commercial trial operations in Fayetteville, North Carolina effective December 9, 2002. The commercial trial was initiated in July 2001. The decision to conclude operations was based on several factors including, the limited coverage area provided by the technology available at the time, our inability to obtain outside investment, and the downturn in the telecommunications and financial markets.

      Wavetel’s operations have been reflected as discontinued operations in the Company’s Consolidated Financial Statements included in Part IV.

Investments

      We have made several strategic investments designed to contribute to the execution of our business strategy. The investments are described below.

      Palmetto MobileNet. In early 1998, we combined our cellular telephone investments with Palmetto MobileNet, L.P. (“Palmetto MobileNet”). We own 19.8% of Palmetto MobileNet, which holds a 50% general partnership interest in 10 rural service areas covering more than two million people in North Carolina and South Carolina. Alltel is the managing partner of the 10 cellular rural service area general partnerships and we are dependent on their management of the partnerships. During 2000, Alltel signed a roaming agreement with Verizon Wireless that decreased roaming fees paid to the partnership. The partnerships have faced and will continue to face heavy competition due to the network expansion of digital wireless competitors in their serving areas, causing erosion of roaming revenues. We saw a reduction in income in 2001, followed by a leveling off of earnings in 2002. We may continue to see additional pressure on earnings in 2003.

      Maxcom. In 1996, we participated with Grupo Radio Centro in forming Maxcom Telecomunicaciones, S.A. de C.V. (formerly Amaritel) (“Maxcom”), a competitive telecommunications company offering local, long distance and network telecommunications services in Mexico. During 1998, we participated in an additional $49 million private equity financing of Maxcom. Maxcom began offering commercial services in Mexico City and Puebla, Mexico in April 1999 and had approximately 125,000 access lines at December 31, 2002.

      On March 8, 2000, we entered into a Capital Contribution Agreement with Maxcom and its shareholders. Under this agreement, the shareholders of Maxcom were obligated to contribute a total of $35 million to Maxcom in exchange for capital stock and warrants to purchase additional stock. In connection with this agreement, we contributed $6.0 million in August 2000.

      In December 2001, we wrote down $13.4 million of our investment in Maxcom to reflect management’s best estimate of the net realizable value of our investment. Our remaining investment in Maxcom at December 31, 2002 is $1.2 million.

      Wireless One. In 1995, we participated with Wireless One, Inc. in forming Wireless One of North Carolina, L.L.C. (“WONC”) to develop and launch wireless cable systems in North Carolina. WONC entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and holds the majority of the Multichannel Multipoint Distribution Service (“MMDS”) and Instructional Television Fixed Service

(“ITFS”) spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. WONC continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services. The FCC has imposed certain build out requirements that we achieved through December 31, 2002 to retain the spectrum licenses. On March 13, 2003 the FCC suspended those build out requirements pending completion of an examination of the rules surrounding use of the MMDS and ITFS spectrum.

      On September 14, 2001, we entered into a Limited Liability Company Interest Purchase Agreement (the “Agreement”) with Wireless One, Inc., a subsidiary of WorldCom, Inc., WONC, and WorldCom Broadband Solutions, Inc. Under the Agreement, WONC purchased the entire fifty percent (50%) interest of Wireless One, Inc. in WONC. We currently own, through our subsidiary CT Wireless Cable, 100% of the interests in WONC. The total purchase price was approximately $20.7 million, consisting of $3.0 million in cash at closing and an interest bearing promissory note payable to Wireless One, Inc. for the remainder. The promissory note is payable over the 10-year period following the closing, with a $7.0 million payment due in year one, which payment may be deferred for up to an additional two years, and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment is not made when due, either we, or Wireless One, Inc., may cause WONC to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC’s channel rights.

      On July 19, 2002, the Company delivered a “Split-Up Notice” to Wireless One, Inc. pursuant to the Purchase Agreement. This notice sets into motion a process under the Purchase Agreement pursuant to which WONC will transfer to Wireless One, Inc. certain of WONC’s licensed frequencies and a payment of all accrued interest in satisfaction of WONC’s $17.7 million promissory note to Wireless One, Inc. The dates on which these transactions will be effected have not yet been determined, but are expected to occur no later than the second quarter of 2003.

      DCS Partnership. In 1994, we purchased a limited partnership interest in the DCS Partnership. In September of 2000, BellSouth purchased our interest for $39.2 million.

      Passive Investments. Our passive investments consist of equity interests in several private and public companies. We own 4.4% of ITC Holding Company, which participated in the formation of a number of telecommunications companies, including ITC DeltaCom, Inc., Powertel, Inc., subsequently acquired by Deutsche Telekom AG’s U.S. VoiceStream Wireless unit, and MindSpring, subsequently acquired by EarthLink.

      As a result of the corporate reorganization of ITC Holding Company in 1997, we received shares of ITC DeltaCom. During 2000, ITC Holding announced a further reorganization pursuant to which we received 1.6 million shares of Knology, Inc. in April 2000, in a tax-free spin-off.

      At the end of 2001, we owned approximately 220,000 shares of VeriSign, Inc. (formerly Illuminet Holdings, Inc.). We fully liquidated our investment in VeriSign, Inc. during the first half of 2002.

      Also, from time to time we may invest in other public and private securities of companies. The telecommunications industry slow-down has affected our investments and the value of many of our investments may be affected by market conditions. We continually evaluate our investments and may make changes in our portfolio as we deem appropriate.

Legislative and Regulatory Developments

      The telecommunications industry is subject to federal, state and local regulation. The application of these regulations to our business segments is discussed above. A more general description is set forth below.

      Legislative. Various pieces of state and federal legislation may, from time to time, have potential consequences on our operations. One of the most publicized recent items of federal legislation was H.R. 1542, commonly referred to as the Tauzin Dingell Bill. This bill was designed to deregulate Regional

Bell Operating Company (“RBOC’s”) and allow them to offer data and Internet services across Local Access and Transport Area (“LATA”) boundaries. The House of Representatives passed this bill; however, the Senate did not. With changes in the composition of the House and Senate in 2003 it is likely that we will see additional legislation potentially dealing with universal service funding and deregulatory initiatives. At a state level, we see many states dealing with significant budget deficits. As a result we may see increases in certain taxes or surcharges. In addition, we may also see legislation introduced to deregulate certain competitive services.

      Federal Regulations. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls. The Telecommunications Act of 1996 (“the Telecommunications Act”) is intended to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Implementation of its legislative objectives is the task of the FCC, state public utilities commissions and a federal-state joint board. The Telecommunications Act makes all state and local barriers to competitive entry unlawful, whether they are direct or indirect. The Telecommunications Act directs the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations. Among the numerous and often changing FCC proceedings are its Implementation of the Local Competition Provisions of the Telecommunications Act of 1996 proceeding (CC Docket No. 96-98), its Deployment of Wireline Services Offering Advanced Telecommunications Capability proceeding (CC Docket No. 98-147), and at least four proceedings relating to universal service and access charge reform (CC Docket Nos. 94-1, 96-45, 96-262, 99-249).

      In addition to opening up local exchange markets, the Telecommunications Act contains provisions for,

•	updating and expanding telecommunications service guarantees,

•	removing certain restrictions relating to former AT&T operating companies (the Regional Bell Operating Companies) resulting from the federal court antitrust consent decree issued in 1984,

•	the entry of telephone companies into video services,

•	the entry of cable television operators into other telecommunications industries,

•	changes in the rules for ownership of broadcasting and cable television operations and

•	changes in the regulations governing cable television.

      Each state retains the power to impose “competitively neutral” requirements that are both consistent with the Telecommunications Act’s universal service provision and necessary for universal service, public safety and welfare, continued service quality and consumer rights. Although a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or adopt new requirements under this section is not clear. In addition, before it preempts a state or local requirement as violating the entry barrier prohibition, the FCC must hold a notice and comment proceeding.

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

      The FCC regulates wireless services through its Wireless Telecommunications Bureau. Providers of wireless mobile radio services are considered “common carriers” and are subject to the obligations of such carriers, except where specifically exempted by the FCC. As a result, our wireless operations and business plans may be impacted by FCC regulatory activity. For example, the FCC has concluded that commercial mobile radio service providers are entitled to enter into reciprocal compensation arrangements with local exchange carriers. The FCC has declined at this time to classify commercial mobile radio service providers themselves as local exchange carriers subject to the obligations of the Telecommunications Act, but could do so at some point in the future. Other regulatory issues currently facing wireless carriers include issues relating to telephone number administration. Because they are common carriers, wireless carriers are subject to FCC and state actions regarding exhaustion, conservation or expansion of telephone numbers and area codes. Programs to conserve or expand telephone number and area code resources may possibly have a disproportionate impact on wireless carriers because such carriers may not have a large reserve of spare numbers, as wireline carriers may have, and so-called “area code overlay” programs are sometimes imposed on wireless carriers alone, which forces their customers to dial more digits for most local calls than wireline callers in the same area. The FCC has issued an order asserting jurisdiction over nearly all telephone numbering issues.

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

      The FCC has decided to reexamine their spectrum allocation policies. This includes potential reallocations of existing spectrum and unused spectrum.

      State and Local Regulation. We are regulated by the NCUC and the Georgia Public Service Commission because we provide intrastate telephone services within North Carolina and Georgia. As a result, we must comply with North Carolina and Georgia pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. The rules and regulations are designed primarily to promote the public’s interest in receiving quality telephone service at reasonable prices. Our networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis.

Risk Factors

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor provisions established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section beginning on page 33.

          Our success depends upon our ability to manage our expansion.

      Our ability to continue to expand and develop our business will depend on whether we can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	acquire necessary equipment, software, and facilities, and integrate them into our systems,

•	evaluate markets,

•	monitor operations,

•	control costs,

•	maintain effective quality controls,

•	hire, train, and retain qualified personnel,

•	expand internal management,

•	obtain sufficient capital funding to support our business plan,

•	enhance operating and accounting systems, and

•	obtain any required government authorizations.

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

          We expect to continue to face significant competition in the telecommunications industry.

      We operate in an increasingly competitive environment. Our current competitors include:

•	incumbent local exchange carriers,

•	competitive local exchange carriers,

•	interexchange carriers,

•	Internet service providers,

•	wireless telecommunications providers,

•	cable television companies,

•	local and regional system integrators and

•	resellers of telecommunications services and enhanced services providers.

      Cable operators are also entering the local exchange and high speed Internet markets. Time Warner plans to offer telephony services in its major markets and cable and high-speed Internet service in our core service area. Other sources of competition include wireless service providers serving our traditional serving area and voice over internet protocol services competing for our wireline voice customers.

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

      In connection with our CLEC operations, we interconnect with and use incumbent telephone companies’ networks to access our customers. Accordingly, we depend upon the technology and capabilities of incumbent telephone companies to meet the telecommunications needs of our CLEC customers and to maintain our service standards. Our CLEC operations depend significantly on the quality and availability of the incumbent telephone companies’ copper lines and the incumbent telephone companies’ maintenance of these lines. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from the incumbent telephone companies. We may not be able to obtain the copper lines and services we require from the incumbent telephone companies at satisfactory quality levels, rates, terms and conditions. Our inability to do so could delay the expansion of our CLEC networks and degrade the quality of our services to our CLEC customers. If these events occur, we may experience a material adverse effect on our CLEC business and the price of our Common Stock.

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

The success of our Internet and data services business depends on maintaining “peering” and other arrangements.

      The profitability of our Internet and data services, such as Internet access, may be adversely affected if we are unable to maintain “peering” arrangements with Internet service providers on favorable terms. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a “peering” basis. This means that each Internet service provider accepted traffic routed to Internet addresses on their system from their “peers” on a reciprocal basis. Recently, Internet service providers have been restricting the use of peering arrangements with other providers and have been imposing charges for accepting traffic from providers other than their “peers.” Although we currently have peering arrangements with national Internet backbone providers, we cannot assure you that we will be able to maintain “peer” status with these providers, or that we will be able to terminate traffic on their networks at favorable prices. A failure to maintain adequate and favorable “peering” arrangements may have a material adverse effect on our Internet and data services business and the price of our Common Stock.

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

      Our Common Stock has traded on The Nasdaq National Market since January 29, 1999. Since that time, the trading market for our Common Stock has been characterized by limited liquidity, low volume and price volatility.

      In addition, the following factors, among others, may cause the price of our Common Stock to fluctuate:

•	sales by our current shareholders of large amounts of our Common Stock,

•	new legislation or regulation,

•	variations in our revenue, net income and cash flows,

•	the difference between our actual results and the results expected by investors and analysts,

•	announcements of unfavorable financial or operational performance for other telecommunications companies,

•	announcements of new service offerings, marketing plans or price reductions by us or our competitors,

•	technological innovations and

•	mergers, acquisitions or strategic alliances.

      During the last several years stock markets have experienced price declines. General market conditions, poor financial performance, and bankruptcy announcements by other telecommunications companies have resulted in fluctuations in the market prices of the stocks of many companies in our sector that may not have been directly related to the operating performance of those companies. These market fluctuations may materially adversely affect the price of our Common Stock.

Our investments in marketable securities and unconsolidated companies may not be successful.

      We purchase investments in marketable securities, which may have significant price fluctuations from period to period that may have a material adverse impact on our financial results.

      We also purchase investments in companies that are not publicly traded. We generally carry these investments at their cost of investment. The success or failure of these companies and the resultant effect on our carrying value for these investments in unconsolidated companies may have a material adverse impact on our financial results.

Our acquisitions, joint ventures and strategic alliances may not be successful.

      We may acquire other companies as a means of expanding into new markets, developing new services or supplementing existing businesses. We cannot predict whether or when any acquisitions may occur or the likelihood of a material transaction being completed on favorable terms. These types of transactions involve risks, including:

•	difficulties assimilating acquired operations and personnel,

•	disruptions of our ongoing businesses,

•	diversion of resources and management time,

•	the possibility that uniform management and operating systems and procedures may not be maintained,

•	increased regulatory burdens,

•	new markets in which we may have limited or no experience and

•	possible impairment of relationships with employees or customers.

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

      Our Articles of Incorporation and Bylaws contain provisions for staggered terms of directors, removal of directors for cause only, supermajority voting for certain business combinations and the availability of authorized but unissued shares of Common Stock. Also, we have adopted a shareholders’ rights plan in which each shareholder is entitled to purchase additional shares of Common Stock at a specified purchase price upon the occurrence of certain events related to a potential change in our control. These provisions may have the effect of deterring transactions involving a change in our control or management, including transactions in which shareholders might receive a premium for their shares.

Employees

      At December 31, 2002, we had approximately 655 employees. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Available Information

      The Company’s Internet address is www.ctc.net. The Company makes available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on the Company’s website is not incorporated by reference into this report.

Executive Officers of CT Communications

      The following is a list of our executive officers as of March 1, 2003, including such person’s name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.

      Michael R. Coltrane, age 56, has been President, Chief Executive Officer and a director since 1988. During 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Prior to joining us in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank (now, First Charter Bank) for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is a director of the general partner of Palmetto MobileNet, L.P., a director of Access/On Multimedia, a director of Northeast Medical Center, a director of First Charter Bank and Vice Chairman of its parent company, First Charter Corporation. Mr. Coltrane has been a director of the United States Telecom Association since 1991 and served as its Chairman from October 2000 to October 2001.

      Matthew J. Dowd, age 40, has been a Senior Vice President since May 2002 and directs the operations of CTC Wireless, CLEC, Greenfield, Internet and data services and Wavetel. He is also in charge of the Marketing organization. He joined Wavetel as Chief Executive Officer in December 2000. From 1997 to 2000, he was the General Manager of the Mid-Atlantic region of Omnipoint Communications, Inc., a wireless telecommunications provider.

      James E. Hausman, age 46, has been Senior Vice President, Chief Financial Officer and Treasurer since May 2002. From 2000 to 2002, he served as Chief Financial Officer for three emerging telecommunications companies: American Lightwave Communications, Inc., Crescent Communications, Inc. and Prepaid Telecom Corporation. From 1988 to 1999, he was Chief Financial Officer of Houston Cellular Telephone Company.

      Michael R. Nash, age 51, has been a Senior Vice President since January 1999 and has primary responsibility for our ILEC, network technology and network operations. He is Chairman of the board of directors of the Cabarrus Economic Development Corporation and serves on the board of the Alliance for Telecommunications Industry Solutions. From 1995 to 1998, he was a Vice President of Standard Telephone Company. From 1974 to 1995, he was an operations director of BellSouth Telecommunications, Inc.

      Barry R. Rubens, age 43, serves as Senior Vice President of Corporate Development and Strategic Planning. Mr. Rubens resigned effective March 31, 2003. He previously served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer since 1995. He was Vice President-External Affairs from 1992 to 1995. Mr. Rubens serves as a director of AvidXchange and as an officer and board member of WONC. Prior to joining us, Mr. Rubens was a senior manager with Ernst & Young’s telecommunications practice in Washington, D.C.

      Ronald A. Marino, age 39, has been Vice President of Finance and Chief Accounting Officer since November 2002. From August 2001 to November 2002, he was Chief Financial Officer of Wavetel. From 2000 to 2001, he was the Chief Financial Officer, Secretary and Treasurer of Datatec Systems, Inc., an IT services company. From 1997 to 2000, he was the Senior Director of Finance of Omnipoint Communications, Inc., a wireless telecommunications provider.

      Amy M. Justis, age 38, has been Vice President of Administrative Operations since November 2002. Prior to that she served as the Vice President of Finance and Chief Accounting Officer. Ms. Justis also serves as Assistant Secretary and Assistant Treasurer to the Company. From March 1999 to September 1999, she was the Director of Finance of the Network and Carrier Services Division (North Operations) of BellSouth Telecommunications, Inc. From 1994 to March 1999, she was the Manager of Finance of the Network and Carrier Services Division of BellSouth Telecommunications, Inc.

Item 2.     Properties

      Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, radio transmitting equipment and other equipment.

      We own approximately 16 acres of land between Copperfield Boulevard and Interstate 85 in Concord, North Carolina. Our principal executive offices are in our Corporate Center that is located on this property. Construction of this four-story, 118,000 square foot building began in 2000 and was completed in March 2002. Two additional buildings totaling 24,830 square feet were constructed at this site between 1996 and 1998.

      We also own a building on Cabarrus Avenue East in Concord. This facility was built in 1956 and expanded in 1967. It serves as our business office, switching and computing center. This building has approximately 53,000 square feet of floor space.

      We own a general warehouse located in Concord. This facility was completely renovated in 1991 and has approximately 12,300 square feet of floor space.

      In November 1997, we purchased a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King’s Grant Development. This property may be used for future development if needed. Additionally, in April 2001, we purchased eight acres of land on Copperfield Boulevard.

      All of our central office switching equipment is digital. In mid-1997, we began replacing Concord Telephone’s digital switching platform by changing from AG switches to state-of-the-art Nortel DMS switches.

      In connection with our wireless operations, we have entered into seven real property leases to house our retail outlets in Concord (Concord Parkway and Waterville Commons), Concord Mills Mall, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. An eighth location will be opening at Northlite Commons in Kannapolis in the summer of 2003. In addition to our Cabarrus Avenue facility, we maintain business offices and house switching equipment in Kannapolis, China Grove, and Albemarle, North Carolina. We also lease office space on Cabarrus Avenue West, in Concord and on University Executive Drive and Fairview Plaza in Charlotte, North Carolina. Our lease in Fairview Plaza will be terminated March 31, 2003. Our CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to our operations or financial condition.

      We utilize approximately 150 motor vehicles in our operations, all but two of which we own.

Item 3.     Legal Proceedings

      CT Communications is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s Common Stock began trading on The Nasdaq National Market under the symbol “CTCI” on January 29, 1999.

      The following table shows the high and low closing sales prices per share of our Common Stock as reported on The Nasdaq National Market for the periods indicated:

			Per Share
			Dividend
	High	Low	Declared

Year Ended December 31, 2002
First Quarter	$17.50	$13.93	$0.065
Second Quarter	16.20	13.12	0.065
Third Quarter	17.15	13.00	0.065
Fourth Quarter	15.04	11.30	0.065
Year Ended December 31, 2001
First Quarter	18.50	11.00	0.065
Second Quarter	18.56	11.19	0.065
Third Quarter	21.00	13.17	0.065
Fourth Quarter	18.95	13.50	0.065

      Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate. We may not pay dividends on our Common Stock if any dividends on our Preferred Stock are in arrears.

      The number of shareholders of record of our Common Stock as of March 19, 2003, was 2,293. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	Years Ended December 31,

		(Restated)	(Restated)	(Restated)	(Restated)
	2002	2001(1)	2000(1)	1999(1)	1998(1)

Income Statement Data:
Operating revenue	$148,056	$135,802	$115,945	$105,602	$92,706
Operating expense	129,655	121,222	100,521	82,776	72,096

Operating income	18,401	14,580	15,424	22,826	20,610
Other income (expense)(2)	3,774	(3,241)	54,354	16,397	856
Income taxes	8,696	4,993	27,843	15,885	8,581

Income from continuing operations	13,479	6,346	41,935	23,338	12,885
Discontinued operations(3)	(5,657)	(5,880)	(1,205)	—	—

Net income	7,822	466	40,730	23,338	12,885
Dividends on preferred stock	20	25	26	26	28

Earnings for common stock	$7,802	$441	$40,704	$23,312	$12,857

Basic Per Share Data(4):
Weighted average common shares outstanding	18,710	18,816	18,834	18,706	18,454
Earnings	$0.42	$0.02	$2.16	$1.25	$0.70
Diluted Per Share Data(4):
Weighted average common shares outstanding	18,746	18,860	18,931	18,858	18,553
Earnings	$0.42	$0.02	$2.15	$1.24	$0.69
Dividends per share(4)	0.26	0.26	0.26	0.26	0.24
Balance Sheet Data (end of period):
Book value per share	$8.56	$8.71	$9.27	$9.30	$6.38
Total assets	338,764	310,048	261,882	258,844	184,960
Long-term debt (excluding current maturities)	127,697	100,000	34,000	20,000	20,000
Redeemable preferred stock (excluding current maturities)	—	88	100	113	125
Shareholders’ equity	160,201	163,575	175,091	174,939	119,086

(1)	See Note 3 — Restatement of Previously Issued Financial Statements in the Company’s Consolidated Financial Statements included in Item 8. The impact from the restatement on net income was $270 and ($497) in 1999 and 1998, respectively.

(2)	Other expense in 2001 includes $14.9 million in impairment charges related to the write-down of Maxcom and other investment securities to their estimated net realizable value.

(3)	See Note 2 – Discontinued Operations included in Item 8.

(4)	Share data is based on the weighted average number of shares outstanding after giving retroactive effect to the Recapitalization effective January 28, 1999 and the 2-for-1 stock dividend effective April 5, 2000. Dividends declared have been restated to give retroactive effect to these events.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and the selected financial data included elsewhere in this report.

Introduction

      In the course of the preparation of its financial statements for the fiscal year 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect.

      The cumulative after-tax effect of these errors resulted in the Company recording additional net income of $12,000 during the periods from January 1, 2000 through September 30, 2002. These errors resulted in additions (reductions) to net income (loss) of ($49,000), $297,000, and ($236,000) for the years ended December 31, 2000 and 2001, and the nine months ended September 30, 2002, respectively. The accompanying consolidated financial statements of the Company present restated retained earnings at January 1, 2000 to reflect a cumulative reduction in after-tax net income of $227,000.

      Accounts receivable and accrued liabilities increased $2,493,000 and $2,458,000 at December 31, 2001, respectively, as a result of this restatement.

      A summary of the effects of the restatement, after giving effect to the reclassification of discontinued operations, on our consolidated financial statements for 2001 and 2000 is as follows (in thousands except per share data):

	Years Ended December 31,

		(Restated)		(Restated)
	2001(1)	2001	2000(1)	2000

Consolidated Statements of Operations:
Operating revenue	$134,589	$135,802	$115,655	$115,945
Operating expense	120,512	121,222	100,148	100,521
Operating income	14,077	14,581	15,507	15,424
Income from continuing operations before income taxes	10,835	11,339	69,862	69,778
Income taxes	4,786	4,993	27,877	27,843
Income from continuing operations	6,049	6,346	41,984	41,935
Income per Share:
Basic	0.01	0.02	2.16	2.16
Diluted	0.01	0.02	2.15	2.15

	At December 31,

		(Restated)
	2001(1)	2001

Consolidated Balance Sheets:
Accounts receivable	$21,101	$23,594
Deferred income taxes	293	279
Accrued liabilities	1,843	4,301
Retained earnings	117,880	117,901

(1)	Amounts as previously reported and adjusted to reflect the reclassification of discontinued operations as described in note 2 of the consolidated financial statements.

Overview

      We are a growing provider of telecommunications services to residential and business customers located primarily in North Carolina. We offer an integrated package of telecommunications services consisting of local and long distance telephone services, Internet and data services, and digital wireless products and services.

      We have worked to expand our core businesses through the development of integrated product and service offerings, investment in growth initiatives that exceed our return thresholds and targeted marketing efforts to efficiently identify and obtain customers.

      In addition, we have made certain strategic investments that complement our business units. During 2001, we expanded our wireless business through the partitioning of our area of the Cingular digital networks. In March 2002, the FCC approved the transfer of certain MMDS and ITFS spectrum from WorldCom to WONC.

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

Critical Accounting Policies and Estimates

      CT Communications’ discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continuously evaluates its estimates, including those related to revenue recognition, restructuring charges, long-lived assets, investments, income taxes, pensions and post-retirement benefits, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements included herein describes our significant accounting policies.

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

      The cost of wireless handsets generally exceeds the sales price. Costs in excess of revenues for handset sales are recognized upon delivery of equipment to the customer. Revenues are deferred and the related cost of sales equal to revenues are capitalized and amortized over the average life of customer service contracts.

      Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), issued by the SEC in December 1999.

Restructuring charges

      We periodically record charges resulting from restructuring operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The Company announced its intent to discontinue its wireless broadband trial and recognized a loss of approximately $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments of excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves.

Long-lived assets

      We periodically evaluate the estimated useful lives of our property and equipment in computing depreciation expense. Consideration is given to technological advances and utilization of our existing facilities.

      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, changes in technology, a significant decline in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. If an impairment review is triggered, we measure any impairment based on projected cash flows. Our net goodwill and other intangible assets totaled $63.0 million and $32.2 million as of December 31, 2002 and 2001, respectively.

      We will no longer amortize goodwill. In lieu of amortization, we performed an initial review of our goodwill in 2002 and will perform an annual impairment review thereafter. No impairment charge was required during 2002.

Investments

      We hold certain investments and investment securities that we evaluate to determine whether unrealized losses are other than temporary. We perform this evaluation quarterly by comparing market price of the investments and securities to the current recorded value. Based on this evaluation and consideration of other factors, we determine the classification of unrealized losses and record charges to adjust the carrying value of these investments.

Accounting for income taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Net deferred tax liabilities at December 31, 2002 and 2001 were $11.9 million and $11.5 million, respectively. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded a valuation allowance of $2.9 million and $2.4 million at December 31, 2002 and 2001, respectively.

Pension and post-retirement benefits

      The decline in equity markets in recent years coupled with record low interest rates have negatively impacted companies with defined benefit pension plans. These factors have decreased plan assets that are available to pay plan benefits at the same time the cost of providing benefits has increased.

      We used a discount rate of 6.75% in valuing our December 31, 2002 pension and post-retirement benefit obligations. In addition, we have assumed a 7.5% long-term expected return on assets. The pension benefit obligation increased to approximately $37.0 million with plan assets valued at $35.8 million; however, considering the underlying estimates embedded in the determination of accrual benefit obligations, the plan is adequately funded. This compares with a benefit obligation of $35.9 million at December 31, 2001, with plan assets valued at $41.4 million. Although difficult to predict because of the relation to market performance, we do not anticipate any cash funding needs to meet minimum required funding thresholds in 2003.

      The post-retirement benefit obligation at December 31, 2002 was $11.7 million and is not funded by the Company. The Company has adopted SFAS No. 106 “Employers Accounting for Post Retirement Benefits Other Than Pensions, “ and is amortizing the estimated transition liability over 15 years.

Allowance for doubtful accounts

      Management judgment is required in assessing the collectability of customer accounts and other receivables. We accordingly maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

     Off-balance sheet arrangements

      We have no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

      We have identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, and Internet and Data Services (“IDS”). All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”.

      Prior to January 1, 2001 the CLEC and Greenfield business units were treated as a single reportable segment and their results were combined for reporting purposes. Subsequent to that date we determined these business units should be reported as individual reportable segments based on report thresholds.

      The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

          Consolidated Operating Results (in thousands except lines)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$148,056	$135,802	$115,945
Total operating expense	129,655	121,221	100,521
Depreciation and amortization	27,950	23,958	18,711
Operating income	18,401	14,581	15,424
Capital expenditures	44,283	59,110	53,800
Total assets	338,764	310,048	261,882
Ending wired access lines	153,414	145,154	131,059

      Operating revenue increased $12.3 million or 9.0% for the year ended December 31, 2002 when compared to 2001. This increase in operating revenue is related primarily to two main factors: a full year of digital wireless services after the partitioning of our wireless territory from Cingular in June 2001 as compared to 6 months in 2001 and the continued significant growth of our customer base in our CLEC and Greenfield businesses. Similarly the 17.1% increase in operating revenue from 2000 to 2001 was related to the wireless partitioning event and significant customer growth in our CLEC, Greenfield, Digital Wireless and Internet businesses. See the following discussions by business unit for more detail.

      As a result of this growth in our competitive businesses we have diversified operating revenues in our company significantly over the past two years. In 2000, 82.6% of revenue was related to our ILEC business while our Digital Wireless, CLEC/Greenfield and Internet businesses represented only between 4.0% and 7.0% each. In 2002, just two years later, the ILEC represented 63.7% of revenue while Digital Wireless had grown to 16.5% of revenues and the combined CLEC and Greenfield businesses had grown to 13.2% of revenues.

      In 2002, operating expense increased $8.4 million or 7.0% as compared to 2001. Depreciation and amortization costs accounted for $4.0 million of this increase due to several years of increased capital expenditures which included projects such as the partitioning of our wireless territory from Cingular and the building of our new corporate headquarters facility. The remaining $4.4 million of the increase is related to the operation of our partitioned wireless business for a full year and the costs associated with the greater customer numbers in our CLEC and Greenfield businesses, partially offset by internal efficiencies and cost control efforts. From 2000 to 2001, operating expense increased $20.7 million or 20.6% as we invested heavily in our new growth businesses and partitioned our wireless area. Depreciation and amortization expense increased $5.2 million from 2000 to 2001 as we completed our wireless partitioning, accelerated our Greenfield project signings and invested in the growth of our competitive businesses. Similarly, other operating expense grew in 2001 as a result of the increased customer base of our competitive businesses, the expansion of our CLEC into the Greensboro market and the mid-year wireless partitioning event, which added over 13,000 new post-pay wireless customers.

      As a result of the 9.0% revenue growth and 7.0% expense growth, operating margins improved to 12.4% in 2002 after having fallen to 10.7% in 2001, from 13.3% in 2000, as a result of the investment in our newer competitive businesses.

          ILEC (in thousands except lines)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$94,308	$95,560	$95,783
Total operating expense	64,046	66,485	65,684
Depreciation and amortization	20,197	17,995	16,062
Operating income	30,262	29,074	30,099
Capital expenditures	16,558	20,937	25,803
Total assets	163,139	163,136	152,891
Ending business access lines	31,085	31,530	30,405
Ending residential access lines	88,660	90,137	90,141
Ending total access lines	119,745	121,667	120,546
Ending long distance lines	84,591	83,820	N/A

      Operating revenue for the ILEC declined from $95.6 million in 2001 to $94.3 million in 2002. This 1.4% decrease in revenue was mainly due to a corresponding 1.6% decrease in access lines. We attribute much of the line loss to the nearly 5% penetration of our access line base with our DSL Internet product causing some of our access line customers to cancel second lines previously used for dial-up Internet service. It is also believed that similar pressure on second lines is occurring from cable modem Internet service offered in our incumbent area by Time Warner and from wireless carriers. The penetration of our incumbent base by our DSL product more than doubled in 2002. Operating revenue and access lines were essentially flat from 2000 to 2001.

      Operating expense in the ILEC declined at a slightly faster rate than operating revenues in 2002 boosting operating margin from 30.4% in 2001 to 32.1% in 2002. Contributing to this margin increase was a $4.6 million reduction in expenses related to operational efficiencies offset by a $2.2 million increase in depreciation and amortization costs related to capital spending on several significant projects in recent years. An example of our focus on internal operating efficiencies is the decision, announced in the fourth quarter, to outsource operator services to a reliable industry specialist, a move that we estimate will save us over $400,000 per year beginning in 2003.

      Capital expenditures in 2002 were 17.5% of ILEC operating revenues, showing the increased focus on cost discipline we have placed in this area. ILEC capital expenditures in 2000 and 2001 were 26.9% of revenues and 21.9% of revenues, respectively.

      ILEC access lines subscribing to our long distance service increased 0.9% in 2002 despite the 1.6% access line loss. At the end of 2002 over 70.6% of ILEC access lines subscribed to our long distance service, up from 68.9% at year-end 2001. While long distance minutes of use per landline customer have seen substantial declines in recent years across the industry due to wireless substitution, margins have shown stability in recent quarters and this product continues to provide us with a significant flow of cash.

          CLEC (in thousands except lines)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$15,503	$10,628	$5,139
Total operating expense	21,370	19,435	15,944
Depreciation and amortization	2,202	1,987	1,207
Operating income (loss)	(5,867)	(8,807)	(10,806)
Capital expenditures	2,705	3,378	14,830
Total assets	14,492	15,640	18,429
Ending access lines	27,157	20,234	10,513
Ending long distance lines	14,052	10,923	N/A

      CLEC operating revenue was $15.5 million in 2002, representing a $4.9 million or 45.9% increase over 2001. This increase is due to a 34.3% increase in access lines during 2002 as well as a 28.6% increase in CLEC long distance customers. CLEC continued its steady growth within the Charlotte and Greensboro, North Carolina markets becoming a significant carrier in most of the area served. Greenfield operations were included within the CLEC’s financial results in 2000.

      CLEC operating expense was $21.4 million in 2002 compared with $19.4 million during 2001. After growing by 21.9% from 2000 to 2001 as our CLEC expanded into the Greensboro market, our operating expense increased 10.0% in 2002, significantly smaller than the 45.9% revenue growth. We expect margins to continue to be positively impacted as we leverage existing transport infrastructure with new customers. Operating expense increases in 2002 were principally related to the 34% increase in our customer base, which impacted customer service, billing, transport and network costs.

      We did not enter any new markets in 2002, electing instead to focus on market penetration in our current markets and leverage existing transport infrastructure where possible. Our CLEC focuses on the metropolitan areas and communities immediately surrounding our ILEC territory.

          Greenfield (in thousands except lines)

		(Restated)
	2002	2001

Total operating revenue	$4,107	$1,874
Total operating expense	9,294	6,087
Depreciation and amortization	2,000	1,018
Operating income (loss)	(5,187)	(4,213)
Capital expenditures	10,099	9,995
Total assets	22,419	14,357
Ending access lines	6,512	3,253
Ending long distance lines	2,577	981
Total signed agreements	73	49

      Prior to 2001, our Greenfield business financial results were reported as part of the CLEC business.

      Greenfield revenue more than doubled in 2002 to $4.1 million compared to $1.9 million for 2001. This revenue increase is primarily attributable to a doubling in access lines in 2002 related to the continued, but slower than expected, filling of 73 developments covered by signed preferred provider agreements. Included in this access line increase was the opening of the Triangle Town Center Mall in Raleigh, the third destination mall served by our Greenfield business. Our Greenfield business signed 24 preferred provider agreements in 2002, bringing the total number of signed agreements to 73. These agreements represent an estimated 40,800 access lines once these developments have been completely built-out. The expected residential/business line mix of these 73 projects is expected to be 90% residential and 10% business.

      Operating expense increased 52.7% in 2002 to $9.3 million, related to the 100% increase in access lines and a $1.0 million increase in depreciation expense associated with the up front capital expenditures required in most of the developments. Most of the increase in expense in 2002 related to the increasing customer base. Capital expenditures in 2002 were essentially flat with 2001 levels as projects representing 13,000 to 14,000 potential access lines were started each year.

      At the end of 2002, 39.6% of Greenfield access lines also subscribed to our long distance service, up from 30.2% in 2001. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers in malls historically do not elect our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

          Digital Wireless (in thousands except subscribers)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$24,443	$18,315	$7,674
Total operating expense	21,155	16,139	9,678
Depreciation and amortization	1,174	668	56
Operating income (loss)	3,288	2,175	(2,004)
Capital expenditures	4,289	812	15
Total assets	30,500	28,316	1,059
Ending post-pay subscribers	33,293	31,120	13,856

      Our Digital Wireless business saw operating revenue grow 33.5% in 2002 as it completed its first full year after partitioning our portion of the Cingular Wireless digital network in the summer of 2001. In 2001, as part of the partitioning, the Company acquired over 13,000 post-pay subscribers and ended 2001 with over 31,000 post-pay subscribers. We continued our post-pay wireless subscriber growth in 2002 by adding over 2,100 net subscribers, an increase of 7.0%. Also contributing to our increase in revenue during 2002 was increased settlement revenue related to a 35% increase in the minutes of use on our wireless network from the end of 2001 to the end of 2002. Contributing to this increase was the addition of 21 wireless cell sites in 2002, as we improved the coverage in our service territory.

      Operating expense increased 31.1% in 2002 to $21.2 million. The addition of customers, the increase in minutes on our network, the opening of two new retail outlets and the signing of 22 new indirect distributor agreements contributed to the increase in operating expense over 2001.

      Capital expenditures were $4.3 million in 2002, primarily related to the addition of 21 new cell sites in our territory and the addition of capacity on selected other cell sites. These projects were largely one-time projects related to the filling out of our service territory after the partitioning event.

          Internet and Data Services (in thousands except lines)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$9,695	$9,426	$6,899
Total operating expense	11,411	12,155	8,575
Depreciation and amortization	1,684	2,269	1,365
Operating income (loss)	(1,716)	(2,729)	(1,675)
Capital expenditures	1,908	2,420	1,386
Total assets	14,622	15,573	8,211
Ending DSL lines	6,664	3,200	1,420
Ending dial-up accounts	12,554	14,148	15,878
Ending high-speed accounts	586	545	403

      IDS operating revenue grew 2.9% in 2002 to $9.7 million. During 2002, we significantly decreased our web development activities and continued to convert many dial-up Internet customers to our DSL service. The resulting decrease in web development and dial-up revenues in 2002 was more than offset by increases in DSL and high-speed revenues.

      Operating revenue in 2001 increased 36.6% as we acquired a local internet service company, WebServe, in December of 2000, and continued to expand our DSL coverage area and sales efforts.

      IDS operating expense was $11.4 million in 2002, a 6.1% decrease compared to 2001. This decrease relates to the reduction in our web development services, the increased focus on product margins, somewhat offset by costs associated with an increasing DSL customer base. The $3.6 million or 41.8% increase in expense in 2001 over 2000 was related to the addition of WebServe and the growth of our DSL and other product sales efforts.

      DSL customers more than doubled in each of the last two years bringing total DSL lines in service to 6,664 at December 31, 2002. This represents a penetration rate of 5.3% of combined Greenfield and ILEC access lines.

          Other Business Units (in thousands)

		(Restated)	(Restated)
	2002	2001	2000

Total operating revenue	$—	$—	$450
Total operating expense	2,379	921	640
Depreciation and amortization	693	21	21
Operating income (loss)	(2,379)	(921)	(190)
Capital expenditures	8,724	21,567	11,766
Total assets	80,862	50,719	42,980

      Operating revenue in 2000 was attributable to service provided to Maxcom. No such services were provided in 2001 or 2002.

      Operating expense for the other units increased $1.5 million in 2002 to $2.4 million. This $1.5 million increase was related primarily to a $0.7 million increase in depreciation and amortization due to the completion of our corporate headquarters and $0.6 million related to the inclusion of WONC in our consolidated results after our purchase of majority ownership in the spring of 2002.

      Capital expenditures include the building of our new corporate center (2000-2002), information systems and software, property and other corporate capital expenditures. The increase in total assets from 2001 to 2002 of $30.3 million relates primarily to the consolidation of WONC.

          Other Income

      Other income (expense) increased $7.0 million in 2002 when compared to the year ended December 31, 2001. This increase relates to a decrease of $13.8 million in investment impairments offset in part by a $5.9 million reduction in gains on sales of investments and a $1.6 million increase in interest expense.

      We completed the majority of our planned public equity investment sales by early 2002, and the gain on sales of investments decreased significantly in the second half of 2002. This resulted in a $5.9 million decrease in gain on sale of investments in 2002 versus 2001.

      In the fourth quarter of 2001 we recognized a $13.4 million pre-tax loss due to the write-down of Maxcom bringing total investment impairment charges to $14.9 million in 2001. In 2002, this number dropped dramatically as we experienced only $1.1 million in total investment impairment charges, related to several marketable securities and other investments.

      Our debt has increased over the past several years due primarily to the investments we have made in our growth businesses. As a result, interest expense has also increased. In 2002, other expenses, principally interest, were $6.4 million, a $1.6 million increase over 2001.

Liquidity and Capital Resources

          Net cash provided by operating activities

      Cash provided by operating activities increased $12.1 million to $35.5 million for the year ended December 31, 2002, and increased $17.5 million during 2001. The increase in 2002 was primarily driven by positive working capital changes and greater cash generated from operations attributable to improved margins.

      The increase in 2001 related primarily to the increase in cash provided from the wireless operations that were acquired from BellSouth, partially offset by a decrease in working capital.

Net cash used in investing activities

      Cash used in investing activities decreased $28.9 million in 2002 from $67.2 million invested in 2001. Net capital additions declined $14.8 million due primarily to the completion of the Company’s corporate headquarters center in 2002. Employees were consolidated from several leased locations into the newly completed corporate headquarters center. In addition, cash used for acquisitions decreased $20.0 million in 2002 compared to 2001 when we completed the purchase of certain wireless spectrum from the Cingular DCS partnership. These reductions in investing activities were partially offset by reduced proceeds from sales of investments due to unfavorable market conditions.

Net cash provided by financing activities

      We significantly reduced our reliance on cash provided by financing activities in 2002. Proceeds net of repayments from credit facilities declined to $10.0 million in 2002 compared to $61.0 million in 2001 and $19.0 million in 2000.

      We have an unsecured revolving credit facility with CoBank, ACB (“CoBank”) for $90.0 million, of which $60.0 million was outstanding on December 31, 2002. The interest rate on the credit facility is variable based on LIBOR plus a spread based on financial ratios including debt to operating earnings less depreciation and amortization. The LIBOR interest rate on December 31, 2002, was approximately 1.6% and the applicable spread was 1.25%. The credit facility provides for quarterly payments of interest until maturity in April 2006. We have entered into interest rate swap transactions to fix $20.0 million of the outstanding principal at rates of 5.9%, 4.53% and 3.81% plus a spread, currently 1.25%. In addition, we have a $10.0 million revolving credit facility with First Charter Bank that bears interest at the 30 day LIBOR plus 1.25%. As of December 31, 2002, we have no amounts outstanding under the First Charter Bank credit facility.

      We also have a $50.0 million senior unsecured 14-year term loan with CoBank. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014.

Anticipated sources and uses of funds

      Cash flows from ILEC operations provide our primary source of funding for existing operations, capital expenditures, investment opportunities, dividends and debt repayment. We have available $30.0 million under our CoBank credit facility, $10.0 million under our First Charter revolving line of credit, and assets including our corporate office facility or investment securities that can be monetized. We believe our existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy our anticipated working capital and capital expenditure requirements for the foreseeable future.

      Our capital expenditures in 2003 are expected to be approximately $32.0 million, as follows:

ILEC network facilities and plant	$13.4
CLEC network expansion	1.7
Greenfield projects	7.6
Internet infrastructure	1.6
Wireless coverage and capacity cell sites	2.0
Other	5.7

$32.0

      Other uses of cash in 2003 may include investments in unconsolidated companies and marketable securities. We expect to fund these outlays through cash from operations and sales of investment securities.

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

	Payments Due by Year

		Less than
	Total	one Year	1-3 Years	4-5 Years	After 5 Years
(in thousands)
Contractual obligations
Long-term debt	$127,697	$—	$17,697	$60,000	$50,000
Operating leases	6,486	2,204	3,458	777	48
Capital leases	118	94	24	—	—

	$134,301	$2,298	$21,179	$60,777	$50,048

Accounting Considerations

      There are several recently issued accounting pronouncements that the Company has or will adopt. See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of those pronouncements and estimated impact on our reported results from operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

      This report contains certain “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operation of our business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements are:

•	our ability to respond effectively to the issues surrounding the industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	our ability to recover the substantial costs incurred over the past few years in connection with our expansion into new businesses,

•	our ability to retain our existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	our ability to control pricing and product offerings in a highly competitive industry,

•	the performance of our investments,

•	our ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

      These forward-looking statements are principally contained in the following sections of this report:

•	Item 1. Business and

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      In some cases, in those and other portions of this report, these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” or “potential” or the negative of these words or other comparable words.

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

      We have an unsecured revolving credit facility with a syndicate of banks for $90.0 million, of which $60.0 million was outstanding on December 31, 2002 and an unsecured term loan of $50.0 million. The interest rate of the term loan is fixed at 7.32%. The interest rate on the revolving credit facility is variable based on LIBOR plus a spread based on our ratio of debt to operating earnings less depreciation and amortization expense. The interest rate was approximately 3.2% with the spread on December 31, 2002. We have entered into three interest rate swap transactions to establish a fixed rate of interest on $20.0 million of the outstanding principal as of December 31, 2002. The interest rate swaps will protect us, to the extent of $20.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects us to above market interest costs if interest rates decline. We believe that reasonably foreseeable movements in interest rates will not have a material adverse effect on our financial condition or operations. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition.

      Additional information regarding the interest rate swap agreements is contained in Note 8 “Debt Instruments” and Note 9 “Derivative Financial Instruments” of the Consolidated Financial Statements included in Part IV Item 15(a)(1) of this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages F-1 through F-39 of this report. The selected quarterly financial data required by this Item is included in Note 19 of our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of CT Communications” of this report.

Item 11.	Executive Compensation

      The information called for by Item 11 is set forth in the Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” respectively, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

      Information relating to security ownership of certain beneficial owners and management called for by Item 12 is set forth in the Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions “Principal Shareholders” and “Management Ownership of Common Stock,” respectively, and is hereby incorporated by reference.

Equity Compensation Plan Information

      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002:

Number of
Securities
Remaining
Available for
	Number of	Weighted	Future Issuance
	Securities to be	Average Exercise	Under Equity
	Issued Upon	Price of	Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding	Options,	Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights(a)	Rights(b)	Column(a))(c)

Equity compensation plans approved by security holders	738,898(1)	$20.78	1,084,529(2)

(1)	Includes 406,233 options to purchase shares of common stock under the Omnibus Stock Compensation Plan, 247,881 options to purchase shares of common stock under the 2001 Stock

Incentive Plan and 84,784 options to purchase shares of common stock under the Comprehensive Stock Option plan.

(2)	Includes 204,202 of shares originally authorized for issuance under the Omnibus Stock Compensation Plan that were transferred to the 2001 Stock Incentive Plan in accordance with that plan. Also includes 845,352 of shares authorized under the 2001 Stock Incentive Plan, 480 shares authorized under the Comprehensive Stock Option Plan and 34,495 under the 1996 Director Compensation Plan.

Item 13.     Certain Relationships and Related Transactions

      The information called for by Item 13 is set forth in the Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14.     Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are designed to ensure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

      Within 90 days of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by SEC rules. The Company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Some inherent limitations in all control systems include the realities that (i) judgments in decision-making can be faulty; (ii) breakdowns can occur because of simple error or mistake; (iii) controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control; and (iv) the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, the Company has investments in certain unconsolidated entities, including Palmetto MobileNet, L.P. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

      We presented the results of our most recent evaluation to our independent auditors, KPMG LLP, and the Audit Committee of the Board of Directors. Based upon the evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

      While performing a review of the Company’s disclosure controls and procedures, a number of areas were identified in which the Company’s internal controls could be strengthened. In that regard, the Company has taken the following steps with regard to its internal controls:

•	reviewed the experience and technical accounting knowledge of certain key accounting personnel with regard to their responsibilities and made appropriate changes; and

•	directed that steps be taken to ensure that certain policies, objectives, procedures, roles and responsibilities are well defined, understood and followed.

      The Company initiated certain improvements during the fourth quarter of 2002. The Company will continue to evaluate the effectiveness of its actions as well as the Company’s overall disclosure controls and procedures and internal controls and may take further actions when appropriate.

      In the course of the preparation of its financial statements for 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect. To specifically address these errors, the Company has made appropriate modifications to refine its process of estimating certain revenues and expenses for future reporting periods. On February 25, 2003 we filed a current report on Form 8-K, disclosing our intention to present restated financial information for the fiscal years ended December 31, 2000 and December 31, 2001 in the Annual Report on Form 10-K for the year ended December 31, 2002. In addition, we have restated certain previously reported quarterly results of operations, selected financial data and segment data presented in this Annual Report on Form 10-K.

      Since the date the Company carried out its evaluation, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls, other than the Company’s plans to make the changes discussed above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

•	Report of Independent Public Accountants,

•	Consolidated balance sheets as of December 31, 2002 and 2001,

•	Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000,

•	Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000,

•	Consolidated statements of shareholders’ equity for the years ended December 31, 2002, 2001 and 2000,

•	Consolidated statements of comprehensive income for the years ended December 31, 2002, 2001 and 2000 and

•	Notes to consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

(2) Consolidated Financial Statement Schedules: Schedule II is included. All other financial statement schedules are not applicable.

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-40 through F-69 of this report.

(4) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this report.

      (b) Reports on Form 8-K

On October 10, 2002, the Company filed a Current Report on Form 8-K announcing the Company’s plans to cease its wireless broadband commercial trial operations in Fayetteville,

North Carolina, effective December 9, 2002. The Company also announced that it will downsize its web development and programming services operations.

On February 25, 2003, the Company filed a Current Report on Form 8-K announcing that the Company will restate previously issued financial statements due to a determination that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect.

      (c) Exhibits

See (a)(4), above.

      (d) Financial statement schedules

      See (a)(2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CT COMMUNICATIONS, INC.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2003.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN R. BOGER, JR.

John R. Boger, Jr.
Director

By:	/s/ O. CHARLIE CHEWNING, JR.

O. Charlie Chewning, Jr.
Director

By:	/s/ WILLIAM A. COLEY

William A. Coley
Director

By:	/s/ RAYMOND C. GROTH

Raymond C. Groth
Director

By:	/s/ SAMUEL E. LEFTWICH

Samuel E. Leftwich
Director

By:	/s/ JERRY H. MCCLELLAN

Jerry H. McClellan
Director

By:	/s/ TOM E. SMITH

Tom E. Smith
Director

By:

Phil W. Widenhouse
Director

By:	/s/ JAMES E. HAUSMAN

James E. Hausman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ RONALD A. MARINO

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ CHRISTOPHER R. MAY

Christopher R. May
Controller

CERTIFICATION

I, Michael R. Coltrane, President and Chief Executive Officer of CT Communications, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of CT Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2003

CERTIFICATION

I, James E. Hausman, Senior Vice President and Chief Financial Officer of CT Communications, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of CT Communications Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES E. HAUSMAN

James E. Hausman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2003

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS INDEX

December 31, 2002, 2001 and 2000

(1)	Consolidated Financial Statements
The following financial statements, together with independent auditors’ report thereon, are included:
	• Independent Auditors’ Report	F-2
	• Consolidated balance sheets as of December 31, 2002 and 2001	F-3
	• Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000	F-4
	• Consolidated statements of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000	F-5
	• Consolidated statements of stockholders’ equity for the years ended December 31, 2002, 2001 and 2000	F-6 and F-7
	• Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000	F-8
	• Notes to consolidated financial statements for the years ended December 31, 2002, 2001 and 2000	F-9 to F-38

(2)	Consolidated Financial Statement Schedule
The following financial statement schedule is included:
	• Schedule II — Valuation and Qualifying Accounts	F-39
Other schedules are omitted because the required information is included in the financial statements or is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CT Communications, Inc.:

      We have audited the consolidated financial statements of CT Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

      As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated.

Charlotte, North Carolina

March 14, 2003

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

		(Restated)
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,652,280	$8,396,860
Accounts receivable, net of allowance for doubtful accounts of $1,174,113 at 2002 and $744,682 at 2001	24,313,779	23,594,097
Other accounts receivable	40,059	439,022
Income taxes receivable	3,007,395	2,442,720
Materials and supplies	3,788,956	4,519,718
Deferred income taxes	513,033	278,565
Prepaid expenses and other assets	1,839,717	1,880,575
Current assets of discontinued operations	12,603	37,876

Total current assets	41,167,822	41,589,433

Investment securities	6,379,111	14,046,861
Other investments	797,263	184,363
Investments in unconsolidated companies	12,728,572	22,308,152
Property and equipment:
Land, buildings, and general equipment	85,715,849	55,493,878
Central office equipment	148,483,748	127,374,571
Poles, wires, cables and conduit	133,644,962	121,138,173
Construction in progress	8,322,681	26,812,559

	376,167,240	330,819,181
Less accumulated depreciation	(164,270,283)	(136,900,209)

Net property and equipment	211,896,957	193,918,972

Goodwill, net	9,906,267	9,906,267
Other intangibles, net	53,069,953	22,264,535
Other assets	1,611,775	1,016,161
Assets of discontinued operations	1,206,530	4,813,410

Total assets	$338,764,250	$310,048,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of redeemable preferred stock	$—	$12,500
Accounts payable	8,632,144	9,650,125
Customer deposits and advance billings	2,592,710	2,185,338
Accrued payroll	3,011,647	3,068,221
Accrued pension cost	2,856,004	2,446,730
Other accrued liabilities	6,494,710	4,300,871
Liabilities of discontinued operations	1,645,437	801,563

Total current liabilities	25,232,652	22,465,348

Long-term debt	127,696,562	100,000,000
Deferred credits and other liabilities:
Deferred income taxes	12,433,479	11,746,554
Investment tax credits	344,655	459,540
Post-retirement benefits other than pension	11,099,564	10,817,927
Other	1,756,402	896,388

Total deferred credits and other liabilities	25,634,100	23,920,409

Redeemable preferred stock, 4.8% series; authorized 5,000 shares; 1,125 shares issued and outstanding at 2001	—	87,500

Total liabilities	178,563,314	146,473,257

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at 2002 and 2001	335,600	335,600
4.5% series, $100 par value; 614 shares outstanding at 2002 and 2001	61,400	61,400
Common stock, 18,686,740 and 18,733,127 shares outstanding at 2002 and 2001, respectively	39,962,278	40,846,672
Other capital	298,083	298,083
Unearned compensation	(470,376)	(653,693)
Other accumulated comprehensive income (loss)	(816,554)	4,786,104
Retained earnings	120,830,505	117,900,731

Total stockholders’ equity	160,200,936	163,574,897

Total liabilities and stockholders’ equity	$338,764,250	$310,048,154

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2002, 2001 and 2000

		(Restated)	(Restated)
	2002	2001	2000

Operating revenue
Telephone	$113,917,731	$108,061,716	$100,921,440
Wireless and internet	34,138,264	27,740,518	14,573,190
Other	—	—	450,000

Total operating revenue	148,055,995	135,802,234	115,944,630

Operating expense
Operations and support	74,721,833	70,418,603	62,485,334
Selling, general, and administrative	20,749,852	18,806,758	13,954,994
Cost of equipment sales	6,232,857	6,096,246	5,369,906
Restructuring costs	—	1,942,076	—
Depreciation and amortization	27,950,224	23,957,964	18,710,700

Total operating expense	129,654,766	121,221,647	100,520,934

Operating income	18,401,229	14,580,587	15,423,696

Other income (expense)
Equity in income of unconsolidated companies, net	4,862,078	4,204,494	5,423,408
Interest, dividend income and gain on sale of investments	6,328,404	12,265,766	51,668,402
Impairment of investments	(1,058,227)	(14,918,216)	—
Other expense, principally interest	(6,358,622)	(4,793,582)	(2,737,421)

Total other income (expense)	3,773,633	(3,241,538)	54,354,389

Income from continuing operations before income taxes	22,174,862	11,339,049	69,778,085
Income taxes	8,695,846	4,992,643	27,843,079

Income from continuing operations	13,479,016	6,346,406	41,935,006
Discontinued operations
Loss from operations of discontinued business, net of income tax benefits of $3,278,155 in 2002, $3,029,151 in 2001, and $648,800 in 2000, including loss on disposal of $4,377,564 in 2002	(5,657,274)	(5,880,118)	(1,204,914)

Net income	7,821,742	466,288	40,730,092
Dividends on preferred stock	19,543	24,918	25,518

Earnings for common stock	$7,802,199	$441,370	$40,704,574

Basic earnings per common share
Continuing operations	$0.72	$0.34	$2.23
Discontinued operations	(0.30)	(0.31)	(0.06)
Net income	0.42	0.02	2.16
Diluted earnings per common share
Continuing operations	0.72	0.34	2.21
Discontinued operations	(0.30)	(0.31)	(0.06)
Net income	0.42	0.02	2.15

Basic weighted average shares outstanding	18,710,382	18,816,047	18,833,807
Diluted weighted average shares outstanding	18,745,642	18,860,280	18,930,980

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2002, 2001 and 2000

		(Restated)	(Restated)
	2002	2001	2000

Net income	$7,821,742	$466,288	$40,730,092
Other comprehensive income
Unrealized holding gains (losses) on available-for-sale securities, net of tax expense (benefit) of ($1,616,481), $1,030,066 and $(17,032,514) in 2002, 2001 and 2000, respectively	(2,891,274)	1,842,399	(30,464,737)
Net unrealized holding losses on interest rate swaps accounted as derivative hedging instruments, net of tax benefit of ($273,636) and ($167,524) in 2002 and 2001, respectively	(419,771)	(256,748)	—
Reclassification adjustment for gains realized in net income, net of tax benefit of ($1,281,217), ($3,968,622) and ($4,067,872) in 2002, 2001 and 2000, respectively	(2,291,613)	(7,098,367)	(7,296,332)

Comprehensive income (loss)	$2,219,084	$(5,046,428)	$2,969,023

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

	5% Series	4.5% Series				Other		Total
	Preferred	Preferred	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 1999 as previously reported	$335,600	$61,400	$40,705,827	$298,083	$(1,074,726)	$48,059,889	$86,780,029	$175,166,102
Restatement (see Note 3)	—	—	—	—	—	—	(226,969)	(226,969)
Balances at December 31, 1999 as restated	335,600	61,400	40,705,827	298,083	(1,074,726)	48,059,889	86,553,060	174,939,133
Net income (restated)	—	—	—	—	—	—	40,730,092	40,730,092
Issuance of 63,490 shares of common stock	—	—	1,576,013	—	—	—	—	1,576,013
Issuance of 45,998 shares for exercise of stock options	—	—	491,980	—	—	—	—	491,980
Repurchases of shares:
23,877 shares of common	—	—	(527,802)	—	—	—	—	(527,802)
Dividends declared:
5% preferred	—	—	—	—	—	—	(16,780)	(16,780)
4.8% preferred	—	—	—	—	—	—	(5,975)	(5,975)
4.5% preferred	—	—	—	—	—	—	(2,763)	(2,763)
Common stock	—	—	—	—	—	—	(4,899,426)	(4,899,426)
Tax benefit from exercise of stock options	—	—	328,566	—	—	—	—	328,566
Other comprehensive income (loss)	—	—	—	—	—	(37,761,069)	—	(37,761,069)
Restricted stock compensation, net of $1,247,670 earned during the year	—	—	—	—	238,721	—	—	238,721

Balances at December 31, 2000 as restated	$335,600	$61,400	$42,574,584	$298,083	$(836,005)	$10,298,820	$122,358,208	$175,090,690

See accompanying notes to consolidated financial statements.

	5% Series	4.5% Series				Other		Total
	Preferred	Preferred	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Net income (restated)	—	—	—	—	—	—	466,288	466,288
Issuance of 57,915 shares of common stock	—	—	881,215	—	—	—	—	881,215
Issuance of 7,544 shares for exercise of stock options	—	—	67,292	—	—	—	—	67,292
Repurchases of shares:
178,873 shares of common	—	—	(2,676,419)	—	—	—	—	(2,676,419)
Dividends declared:
5% preferred	—	—	—	—	—	—	(16,780)	(16,780)
4.8% preferred	—	—	—	—	—	—	(5,375)	(5,375)
4.5% preferred	—	—	—	—	—	—	(2,763)	(2,763)
Common stock	—	—	—	—	—	—	(4,898,847)	(4,898,847)
Other comprehensive income (loss)	—	—	—	—	—	(5,512,716)	—	(5,512,716)
Restricted stock compensation, net of $681,950 earned during the year	—	—	—	—	182,312	—	—	182,312

Balances at December 31, 2001 as restated	$335,600	$61,400	$40,846,672	$298,083	$(653,693)	$4,786,104	$117,900,731	$163,574,897

Net income	$—	$—	$—	$—	$—	$—	$7,821,742	$7,821,742
Issuance of 118,823 shares of common stock	—	—	1,608,212	—	—	—	—	1,608,212
Issuance of 16,488 shares for exercise of stock options	—	—	163,897	—	—	—	—	163,897
Repurchases of shares:
182,579 shares of common	—	—	(2,661,503)	—	—	—	—	(2,661,503)
Redemption of 4.8% preferred stock	—	—	5,000	—	—	—	—	5,000
Dividends declared:
5% preferred	—	—	—	—	—	—	(16,780)	(16,780)
4.8% preferred	—	—	—	—	—	—	(2,617)	(2,617)
4.5% preferred	—	—	—	—	—	—	(2,763)	(2,763)
Common stock	—	—	—	—	—	—	(4,869,808)	(4,869,808)
Other comprehensive income (loss)	—	—	—	—	—	(5,602,658)	—	(5,602,658)
Restricted stock compensation, net of $1,129,466 earned during the year	—	—	—	—	183,317	—	—	183,317

Balances at December 31, 2002	$335,600	$61,400	$39,962,278	$298,083	$(470,376)	$(816,554)	$120,830,505	$160,200,936

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

		(Restated)	(Restated)
	2002	2001	2000

Cash flows from operating activities:
Net income	$7,821,742	$466,288	$40,730,092
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,657,274	5,880,118	1,204,914
Depreciation and amortization	27,950,224	23,957,964	18,710,700
Postretirement benefits	281,637	205,573	61,243
Gain on sale of investment securities	(3,572,830)	(11,066,989)	(11,364,204)
Impairment of investments	1,058,227	14,918,216	—
Gain on sale of investment in unconsolidated company	(1,704,199)	—	(39,214,000)
Undistributed income of unconsolidated companies	(4,862,078)	(4,204,494)	(5,423,408)
Undistributed patronage dividends	(512,900)	—	—
Provision for loss on accounts receivable	1,685,235	966,721	690,834
Deferred income taxes and tax credits	2,512,649	465,855	80,946
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,728,910)	(4,847,609)	(1,236,393)
Materials and supplies	730,762	(1,043,530)	(924,464)
Other assets	(203,406)	(1,580,866)	(920,567)
Accounts payable	(1,731,579)	(1,491,983)	3,865,444
Customer deposits and advance billings	407,372	(108,826)	199,830
Accrued liabilities	1,275,433	2,308,965	50,971
Income taxes	431,581	(1,465,243)	(603,453)

Net cash provided by operating activities	35,496,234	23,360,160	5,908,485

Cash flows from investing activities:
Capital expenditures, net	(44,282,631)	(59,110,282)	(53,800,086)
Purchases of investments in unconsolidated companies	(750,000)	(95,719)	(6,682,448)
Purchases of investment securities	(3,239,887)	(2,489,735)	(8,664,541)
Proceeds from sale of investment in unconsolidated companies	2,010,983	—	39,214,000
Purchase of wireless spectrum	(238,000)	(3,192,600)	—
Proceeds from sale of investment securities	5,441,658	13,897,218	19,238,469
Partnership capital distribution	5,959,278	7,002,891	4,970,065
Acquisitions, net of cash	(3,212,503)	(23,248,426)	(6,765,425)

Net cash used in investing activities	(38,311,102)	(67,236,653)	(12,489,966)

Cash flows from financing activities:
Repayment of long-term debt	—	(34,000,000)	—
Repayment of short-term revolving credit facility	(7,000,000)	(5,000,000)	—
Proceeds from credit facility	10,000,000	100,000,000	14,000,000
Proceeds from short-term revolving credit facility	7,000,000	—	5,000,000
Redemption of preferred stock	(95,000)	(12,500)	(12,500)
Dividends paid	(4,891,968)	(4,862,610)	(4,924,945)
Repurchases of common stock	(2,371,238)	(2,385,436)	(34,100)
Proceeds from common stock issuances	609,741	114,290	545,612

Net cash provided by financing activities	3,251,535	53,853,744	14,574,067

Net cash used in discontinued operations	(1,181,247)	(9,640,406)	(1,494,349)
Net (decrease) increase in cash and cash equivalents	(744,580)	336,845	6,498,237
Cash and cash equivalents — beginning of year	8,396,860	8,060,015	1,561,778

Cash and cash equivalents — end of year	$7,652,280	$8,396,860	$8,060,015

Supplemental cash flow information:
Cash paid for income taxes	$3,578,930	$2,855,100	$28,253,130
Cash paid for interest	6,474,112	4,462,276	1,981,391
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable in connection with acquisition of wireless spectrum	$17,696,562	$—	$—

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(1)     Summary of Significant Accounting Policies

          (a) Principles of Consolidation and Organization

      These consolidated financial statements include the accounts of CT Communications, Inc, a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (“Concord Telephone”), CT Wireless Cable, Inc. (“CT Wireless Cable”), Wavetel, L.L.C. (“Wavetel”), WebServe, Inc. (“WebServe”), Wireless One of North Carolina, L.L.C. (“WONC”), CTC Long Distance Services, LLC (“CTLD”), CT Cellular, Inc. (“CT Cellular”), CTC Exchange Services, Inc. (“Exchange Services”), CT Internet Services, Inc. (“Internet Services”), CTC Video Services, LLC (“Video Services”), CT Communications Northeast Wireless Trust (“Wireless Trust”), CT Communication Northeast Trust (“NE Trust”), CT Communications Northeast, Inc. (“NECO”), Progress Place Realty Holding Company, LLC (“Progress Place”), CT Global, LLC (“CT Global”), Wavetel TN, L.L.C. (“Wavetel TN”), Carolina Personal Communications, Inc. (“CTC Wireless”).

      CT Communications, Inc. and subsidiaries (the “Company”) operate entirely in the communications industry. Concord Telephone, the Company’s principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTLD. CT Cellular owns and accounts for investments in a limited partnership, which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless accounts for the retail operations and services provided in relation to personal communications services, a wireless telecommunications system which includes voice, data interface and paging. CT Wireless Cable accounts for the investment in WONC, which holds the ownership of certain Instructional Television Fixed Services (ITFS) and Multichannel Multipoint Distribution Services (MMDS) wireless spectrum primarily in North Carolina. CT Wireless Cable held 100% of the ownership in WONC at December 31, 2002. Exchange Services provides competitive local telephone service in North Carolina. CT Global was formed to build telecommunications networks outside of the United States. NE Trust and NECO hold the Company’s investment securities and investments in unconsolidated companies. Internet Services provides internet services to customers in North Carolina. WebServe provides web hosting, electronic commerce, collocation, virtual private network or intranets, remote access and security solutions and video conferencing to customers primarily in North Carolina. Wavetel provided broadband wireless data and voice services in Fayetteville, North Carolina until December 9, 2002.

          (b) Reclassifications

      In certain instances, amounts previously reported in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

          (c) Property and Equipment

      Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits.

      Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments of property and equipment are capitalized. Within Concord Telephone, the original cost of depreciable property retired is removed from telephone plant accounts and charged to accumulated depreciation, which is credited with the salvage less removal cost. Under this method, no gain or loss is calculated on ordinary retirements of depreciable property. For all other

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

      Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	30 to 40 years
Equipment	3 to 7 years
Central office equipment	7 to 14 years
Poles, wires, cables and conduit	10 to 30 years

          (d) Investment Securities

      Investment securities at December 31, 2002 and 2001 consist of debt instruments and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

      The Company receives patronage dividends from its investment in CoBank, ACB (“CoBank”) which is organized as a cooperative for federal income tax purposes. Patronage dividends represent cash distributions of CoBank’s earnings and notices of allocations of CoBank’s earnings to the Company. Non-cash allocations of earnings are included in the Company’s carrying value of the investment and are recognized as other income in the period earned.

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

      Investment tax credits related to telephone plant have been deferred and amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits. Unamortized deferred investment tax credits are recognized as temporary differences.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          (i) Goodwill and Intangibles

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and began utilizing the fair-value based impairment approach. Upon adoption of SFAS No. 142, the Company completed an impairment test, as of January 1, 2002, that determined recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

      In adopting SFAS No. 142, the Company was also required to reassess the useful lives of other intangible assets. Other intangibles consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, upon adoption of SFAS No. 142, the Company is no longer amortizing wireless licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company will periodically review its determination of an indefinite useful life for wireless licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment by comparing the fair value of the assets to their carrying amount. Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test for wireless licenses that determined recognition of an impairment loss was not necessary.

      As of December 31, 2002, the Company completed its annual impairment test that resulted in no impairment charge to goodwill or wireless licenses as the determined fair value exceeded carrying value. Prior to January 1, 2002, the Company’s goodwill was amortized over 10 to 15 years and the wireless licenses were amortized over 40 years.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents net income on a comparable basis, after adjustment for goodwill and other intangibles amortization:

	Years Ended December 31,

		(Restated)	(Restated)
	2002	2001	2000

Net income
As reported (see note 3)	$7,821,742	$466,288	$40,730,092
Amortization (net of taxes)	—	1,153,159	477,796

Adjusted net income	$7,821,742	$1,619,447	$41,207,888

Basic earnings per share
As reported	$0.42	$0.02	$2.16
As adjusted	$0.42	$0.09	$2.19
Diluted earnings per share
As reported	$0.42	$0.02	$2.15
As adjusted	$0.42	$0.09	$2.18

      The components of other intangible assets are as follows:

	2002	2001

Wireless licenses	$52,981,832	$22,102,489
Other intangibles	88,121	162,046

	$53,069,953	$22,264,535

          (j) Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities at the date of purchase of three months or less to be cash equivalents.

          (k) Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of property and equipment and long-lived assets; valuation allowances for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

          (l) Impairment of Long-Lived Assets

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

          (m) Stock Option Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25,” issued in March 2000 to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

      At December 31, 2002, the Company had six stock-based compensation plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		(Restated)	(Restated)
	2002	2001	2000

Net income (loss)
As reported	$7,821,742	$466,288	$40,730,092
As adjusted	6,746,907	(210,004)	39,925,423
Basic earnings (loss) per common share
As reported	$0.42	$0.02	$2.16
As adjusted	0.36	(0.01)	2.12
Diluted earnings (loss) per common share
As reported	$0.42	$0.02	$2.15
As adjusted	0.36	(0.01)	2.11

          (n) Derivative Instruments and Hedging Activities

      The Company is exposed to certain interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The derivative instruments must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company does not use derivatives for trading or speculative purposes.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes a new standard for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The effect of the adoption did not have a material impact on the Company’s results of operations or consolidated financial position in 2001.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the year ended December 31, 2000, prior to the adoption of SFAS No. 133, the Company entered into an interest swap agreement to reduce its exposure to market risks from changing interest rates. The difference to be paid or received by the Company was accrued and recognized in interest expense and may change as market interest rates change.

          (o) Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003. The Company does not believe the adoption of this statement will have a material impact on its overall financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when the Company committed to a restructuring plan, which may have been before the liability was incurred. The Company will apply the provisions of SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe the adoption of this statement will have a significant effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of Interpretation 46 are required to be adopted by the Company in 2003. The Company does not believe the adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

(2) Discontinued Operations

      On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel. The Company ceased operations due to significant operating losses, limited coverage area provided by the technology available at the time and inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets is expected by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with SFAS No. 144. Wavetel’s revenues, reported in discontinued operations, for the years ended December 31, 2002 and 2001 were $164,286 and $23,031, respectively. Wavetel’s loss before income taxes, reported in discontinued operations, for the years ended December 31, 2002, 2001, and 2000 was $8,935,429, $8,909,269, and $1,853,714, respectively. There were no revenues for the year ended December 31, 2000. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations. Amounts reported for 2001 and 2000 have been reclassified to conform to the 2002 discontinued operations presentation as shown in note 3.

      In connection with the discontinuance of operations, the Company recognized a pre-tax loss of $4,377,564 in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and record related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations,” respectively, in the accompanying balance sheets at December 31, 2002 and December 31, 2001, and consist of the following:

		(Restated)
	2002	2001

Assets of discontinued operations
Accounts receivable	$—	$1,651
Other current assets	12,603	36,225
Property and equipment, net	1,206,530	4,767,957
Other assets	—	45,453

Total assets	$1,219,133	$4,851,286

Liabilities of discontinued operations
Accounts payable	$276,061	$582,910
Accrued liabilities	124,378	218,653
Other liabilities, primarily lease obligations	1,244,998	—

Total liabilities	$1,645,437	$801,563

(3) Restatement of Previously Issued Financial Statements

      In the course of the preparation of its financial statements for the year 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect. The cumulative after-tax effect of these errors resulted in the Company recording additional net income (loss) of $297,246 and ($49,356) during the years ended December 31, 2001 and 2000, respectively. Retained earnings at December 31, 1999 has been restated to reflect an additional $226,969 in after tax net loss related to earlier reporting periods. The accompanying financial statements for 2001 and 2000 have been restated to reflect the corrected calculations.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The correction of the above items resulted in the restatement of certain amounts on the balance sheet as of December 31, 2001 and the statements of income for the years ended December 31, 2001 and 2000. These items are as follows:

	December 31, 2001

		Discontinued
		Operations	Restatement
	As Reported	(Note 2)	(Note 3)	As Restated

Balance Sheet
Accounts receivable	$21,102,252	$(1,651)	$2,493,496	$23,594,097
Deferred income taxes	293,103	—	(14,538)	278,565
Prepaid expenses and other assets	1,916,800	(36,225)	—	1,880,575
Current assets of discontinued operations	—	37,876	—	37,876
Total current assets	39,110,475	—	2,478,958	41,589,433
Property and equipment, net	198,686,929	(4,767,957)	—	193,918,972
Other assets	1,061,614	(45,453)	—	1,016,161
Assets of discontinued operations	—	4,813,410	—	4,813,410
Total assets	307,569,196	—	2,478,958	310,048,154
Accounts payable	10,233,035	(582,910)	—	9,650,125
Accrued liabilities	2,061,487	(218,653)	2,458,037	4,300,871
Liabilities of discontinued operations	—	801,563	—	801,563
Total current liabilities	20,007,311	—	2,458,037	22,465,348
Total liabilities	144,015,220	—	2,458,037	146,473,257
Retained earnings	117,879,810	—	20,921	117,900,731
Total stockholders’ equity	163,553,976	—	20,921	163,574,897
Total liabilities and stockholders’ equity	307,569,196	—	2,478,958	310,048,154

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2001

		Discontinued
		Operations	Restatement
	As Reported	(Note 2)	(Note 3)	As Restated

Income Statement
Telephone revenue	$107,337,554	$—	$724,162	$108,061,716
Wireless and internet revenue	27,251,526	—	488,992	27,740,518
Other revenue	23,031	(23,031)	—	—
Total operating revenue	134,612,111	(23,031)	1,213,154	135,802,234
Operations and support	76,533,364	(6,824,109)	709,348	70,418,603
Restructuring costs	3,463,587	(1,521,511)	—	1,942,076
Depreciation and amortization	24,561,148	(603,184)	—	23,957,964
Total operating expense	129,461,103	(8,948,804)	709,348	121,221,647
Operating income	5,151,008	8,925,773	503,806	14,580,587
Other income (expense)	(3,225,034)	(16,504)	—	(3,241,538)
Income from continuing operations before income taxes	1,925,974	8,909,269	503,806	11,339,049
Income taxes	1,756,932	3,029,151	206,560	4,992,643
Income from continuing operations	169,042	5,880,118	297,246	6,346,406

Cash Flow Statement
Net cash provided by operating activities	18,801,460	4,558,700	—	23,360,160
Net cash used in investing activities	(72,318,359)	5,081,706	—	(67,236,653)
Net cash used in discontinued operations	—	(9,640,406)	—	(9,640,406)

	Year ended December 31, 2000

		Discontinued
		Operations	Restatement
	As Reported	(Note 2)	(Note 3)	As Restated

Income Statement
Telephone revenue	$100,632,143	$—	$289,297	$100,921,440
Total operating revenue	115,655,333	—	289,297	115,944,630
Operations and support	63,966,096	(1,853,714)	372,952	62,485,334
Total operating expense	102,001,696	(1,853,714)	372,952	100,520,934
Operating income	13,653,637	1,853,714	(83,655)	15,423,696
Income (loss) from continuing operations before income taxes	68,008,026	1,853,714	(83,655)	69,778,085
Income taxes (benefit)	27,228,578	648,800	(34,299)	27,843,079
Income from continuing operations	40,779,448	1,204,914	(49,356)	41,935,006

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2000

		Discontinued
		Operations	Restatement
	As Reported	(Note 2)	(Note 3)	As Restated

Cash Flow Statement
Net cash provided by operating activities	$4,703,570	$1,204,915	$—	$5,908,485
Net cash used in investing activities	(12,779,401)	289,435	—	(12,489,966)
Net cash used in discontinued operations	—	(1,494,349)	—	(1,494,349)

(4)     Investment Securities

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company’s investments by major security type and class of security at December 31, 2002 and 2001, were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

At December 31, 2002
Available-for-sale:
Equity securities	$6,597,439	$98,103	$(316,431)	$6,379,111

At December 31, 2001
Available-for-sale:
Equity securities	$6,184,604	$8,236,285	$(374,028)	$14,046,861

      In 2002, 2001 and 2000 proceeds from the sale of investment securities available for sale were $5,441,658, $13,897,218, and $19,238,469 and included in income were gross realized gains of $4,222,686, $11,427,860, and $12,164,249, and gross realized losses of $649,856, $360,871, and $800,045, respectively.

      During 2002 and 2001, the Company recognized impairment losses of $1,058,227 and $1,518,216, respectively, on certain equity security investments, due to a decline in the fair value of the equity security that, in the opinion of management, was considered to be other than temporary. These impairment losses are included in the caption “Impairment of investments” in the accompanying statements of income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)     Investments in Unconsolidated Companies

      Investments in unconsolidated companies consist of the following:

	Ownership
	Percentage
	2002	2002	2001

Equity Method
Palmetto MobileNet, L.P.	19.8%	$8,740,251	$9,808,915
Wireless One of North Carolina, L.L.C.	100.0%	—	8,762,090
Other	Various	120,374	112,418
Cost Method
ITC Holding Company	4.4%	1,979,471	2,215,534
Maxcom Telecomunicaciones, S.A. de C.V.(Maxcom)	1.1%	1,238,476	1,238,476
Other	Various	650,000	170,719

		$12,728,572	$22,308,152

      Palmetto MobileNet, L.P. is a partnership that holds interests in 10 cellular rural service areas (RSAs) in North and South Carolina. The Company’s investment in Palmetto MobileNet, L.P. is accounted for within CT Cellular. Alltel Communications, Inc. is the managing partner of the 10 RSAs. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet’s operating and financial activities through the Company’s ownership interest in the corporate general partner of Palmetto MobileNet, L.P.

      The purpose of WONC is to develop and deploy wireless services in North Carolina. The Company’s wholly-owned subsidiary, CT Wireless Cable, held 100% of WONC at December 31, 2002 (see note 6).

      ITC Holding Company has participated in the formation of several telecommunications companies. During 2000, ITC Holding reorganized and, as a result, the Company received 1,600,000 shares of Knology, Inc. which is included in investment securities within the financial statements.

      Maxcom is creating a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. The Company’s investment in Maxcom is through its subsidiary, CT Global. In 2001 the Company determined that its carrying value for the investment in Maxcom was impaired and the estimated net realizable value was determined to be approximately $1.2 million. This resulted in a $13.4 million impairment charge recognized during 2001.

      The Company recorded total income of $4,862,078 in 2002 as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to Palmetto MobileNet, L.P.

      Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 2002 is as follows: current assets — $9,739,242; property and other non-current assets — $85,173,442; current liabilities — $269,467; partners’ capital — $94,643,217. Summarized audited combined results of operations for this entity for the year ended December 31, 2002, is as follows: equity in earnings of cellular partnerships — $24,825,098; operating income — $24,423,863 and net income — $24,650,267.

      Summarized audited financial position information for Palmetto MobileNet, L.P. as of December 31, 2001 is as follows: current assets — $21,006,989; property and other non-current assets — $83,805,996; current liabilities — $1,660,780; partners’ capital — $100,024,510. Summarized audited combined results of

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for this entity for the year ended December 31, 2001, is as follows: equity in earnings of cellular partnerships — $20,784,846; operating income — $20,467,370 and net income — $21,278,770.

(6)     Acquisitions

      On September 14, 2001, CT Wireless Cable entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc., a subsidiary of WorldCom, Inc., and Worldcom Broadband Solutions, Inc. pursuant to which WONC would purchase from Wireless One, Inc. its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002. At December 31, 2002 CT Wireless Cable held 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company’s results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company’s consolidated financial statements.

      The total purchase price for Wireless One Inc.’s interest in WONC was $20,696,562. Payment consisted of $3.0 million in cash and a promissory note of $17.7 million. (see note 8).

      The total purchase price of $20,696,562 was allocated as follows:

Current assets	$277,957
Wireless licenses	20,725,918
Property and equipment	412,367
Accounts payable	(719,680)

Total purchase price	$20,696,562

      On July 19, 2002, the Company delivered a “Split-Up Notice” to Wireless One, Inc. pursuant to the Purchase Agreement. This notice sets into motion a process under the Purchase Agreement pursuant to which WONC will transfer to Wireless One, Inc. certain of WONC’s licensed frequencies and a payment of all accrued interest in satisfaction of WONC’s $17.7 million promissory note to Wireless One, Inc. The dates on which these transactions will be effected have not yet been determined, but are expected to occur no later than the second quarter of 2003.

      On June 1, 2001, the Company effected the partitioning of its portion of the Cingular DCS Network. As a result, the Company acquired 47 cell sites, approximately 13,100 additional subscribers and a spectrum license for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. This partitioned area contains a population of approximately 440,000 people. This transaction has been accounted for under the purchase method of accounting. The total purchase price of $23,248,426 was allocated to assets and liabilities as follows:

Property and equipment	$4,635,875
Intangible and other assets	18,762,551
Other liabilities	(150,000)

Total purchase price	$23,248,426

      While the Company has ownership of the assets and customer accounts within its partitioned area, the Company will continue to purchase pre-defined services from the DCS Partnership, such as switching, and will remain subject to certain conditions including certain branding requirements, offering partnership service plans and adherence to partnership technical and customer care standards.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Results of operations for the acquired entities have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results for these entities are not material to the consolidated financial statements.

(7)     Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Other Assets, and Accounts Payable — the carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities — debt and equity securities are carried at fair value based on quoted market value.

Debt Instruments — the fair value of the Company’s long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

Derivative Financial Instruments — the fair value is based on the estimated amount the Company would receive or pay to terminate the agreements.

      Based on the methods and assumptions noted above, the estimated fair values of the Company’s financial instruments, excluding the fixed rate term loan, approximate carrying amounts at December 31, 2002 and 2001 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.

      The carrying value of the $50,000,000 fixed rate term loan approximates the fair value at December 31, 2002 and 2001. The fair value estimate is based on the overall weighted interest rates and maturity and the rates and terms currently available in the long term financing markets.

(8)     Debt Instruments

      Long-term debt at December 31 consists of the following:

	2002	2001

Line of credit with interest at LIBOR plus 1.25% (2.883% at December 31, 2002) due March 31, 2006	$60,000,000	$50,000,000
Term loan with interest at 7.32% due December 31, 2014. Interest payments due quarterly	50,000,000	50,000,000
Note payable to Wireless One, Inc. with interest at 9% due March 31, 2012	17,696,562	—

Long-term debt	$127,696,562	$100,000,000

      The Company has an available line of credit totaling $90,000,000, of which $60,000,000 was outstanding at December 31, 2002. The term loan and line of credit are unsecured and have debt covenants with specific requirements for leverage and the ratio of indebtedness to total capitalization. The Company is in compliance with all debt covenants as of December 31, 2002. The Company has entered into three interest rate swap agreements as of December 31, 2002 (See note 9).

      In addition, the Company has a $10.0 million revolving credit facility with First Charter Bank. As of December 31, 2002, there were no amounts outstanding under this facility. The First Charter facility bears interest at 30-day LIBOR plus 1.25% (2.632% at December 31, 2002).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Wireless One promissory note is payable over the 10 year period following the closing, with a $7.0 million payment due by 12 months from the closing date (which payment may be deferred for up to an additional two years) and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment is not made when due, either CT Wireless Cable or Wireless One, Inc. may cause WONC to transfer certain of its licensed frequencies to Wireless One in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC’s channel rights.

      Interest expense recognized in 2002, 2001 and 2000 was $6,032,233, $4,291,949, and $2,157,360, respectively. During 2002, 2001, and 2000, interest capitalized was $1,372,057, $681,735, and $85,044, respectively.

(9)     Derivative Financial Instruments

      The Company has three interest rate swap agreements with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swaps are accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the underlying debt. Under the agreements, the Company pays interest on $20,000,000 of the line of credit at fixed rates of 5.9%, 4.53%, and 3.81% plus an applicable spread (1.25% at December 31, 2002) respectively, in return for receiving interest at LIBOR plus 1.25%. These agreements mature on March 31, 2004, November 3, 2006 and November 3, 2004 respectively.

      The fair values of these three agreements at December 31, 2002 are ($554,737), ($359,264), and ($203,678), respectively and are recorded in other long-term liabilities. At December 31, 2001, the fair values of these three agreements were ($572,775), $99,668, and $48,835, respectively. During 2002, $715,903 of the fair value of these agreements was reclassified out of other comprehensive income and into earnings. In addition, the Company expects to reclassify approximately $680,000 against earnings during 2003.

(10)     Redeemable Preferred Stock

      In June 2002, the Company secured approval from the North Carolina Utilities Commission (“NCUC”) and accelerated the redemption of the remaining 1,000 outstanding shares of 4.8% redeemable preferred stock of Concord Telephone, a subsidiary of the Company, for $95,000.

(11)     Common Stock and Preferred Stock Not Subject to Mandatory Redemption

      There are 100,000,000 shares of voting common stock, no par value, authorized.

      On April 5, 2000 the Company effected a two-for-one stock dividend to shareholders of record at March 15, 2000. All share amounts have been retroactively restated for all years presented.

      The Company has a shareholders’ rights plan that entitles each shareholder the right to purchase additional shares of common stock at a specified price upon the occurrence of certain events related to a potential change in control.

      Cash dividends per share of common stock were $0.26 in 2002, 2001 and 2000.

      Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized. There are 2,000 shares of the 4.5% series stock authorized.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Stock Compensation Plans

      At December 31, 2002, the Company had six stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

      The Company has an Executive Stock Option Plan (the “Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. 90,000 shares of common stock were reserved for issuance under the Option Plan. At December 31, 2002, all shares reserved for issuance have been granted. Options are granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within five years of the date of grant. Options are exercisable immediately when granted. Activity under the Option Plan for the year ended December 31, 2000, is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 1999	7,200	$7
Options granted	—	—
Options exercised	(7,200)	7

Options outstanding and exercisable at December 31, 2000	—	$—

      The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2002, 480 shares of common stock were reserved for issuance but ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.

      Activity under the Comprehensive Option Plan for each of the years in the three-year period ended December 31, 2002 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 1999	127,776	$9
Options granted	—	—
Options exercised	(27,632)	9
Options forfeited	(1,768)	9

Options outstanding and exercisable at December 31, 2000	98,376	9
Options granted	—	—
Options exercised	(7,544)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2001	90,832	9

Options granted	—	—
Options exercised	(6,048)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2002	84,784	$9

      As of December 31, 2002 and 2001, the 84,784 and 90,832 options outstanding have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 3.5 and 4.0 years, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight line basis over the restricted period, generally 1 to 10 years. In 2002, 2001 and 2000, respectively, the Company granted 77,099, 34,399, and 41,039 shares to participants with a weighted-average fair value of $15, $14, and $25. Deferred compensation at December 31, 2002 and 2001, respectively was $470,376 and $653,693, which is disclosed net of accumulated amortization of $1,284,035 and $1,929,620, in the consolidated statements of stockholders’ equity.

      In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares have been reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. The initial grant date is the first day that is six months and one day following the Director’s election. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2002, 2001 and 2000, the Company granted 13,378, 10,557, and 6,810 shares, respectively, with an average fair market value of $14, $15, and $27, respectively.

      During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. At December 31, 2001, the number of shares of common stock reserved for issuance but ungranted was 204,202 shares. These shares have been transferred to the 2001 Stock Incentive Plan as authorized by the approval of the 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, generally based on the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.

      Activity under the Stock Plan for the three years ended December 31, 2002 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 1999	151,430	$19
Options granted	220,703	29
Options exercised	(11,066)	18
Options forfeited	(13,306)	27

Options outstanding and exercisable at December 31, 2000	347,761	24
Options granted	139,178	17
Options exercised	—	—
Options forfeited	(26,814)	25

Options outstanding and exercisable at December 31, 2001	460,125	21
Options granted	—	—
Options exercised	(10,440)	11
Options forfeited	(43,452)	24

Options outstanding and exercisable at December 31, 2002	406,233	$24

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002 and 2001, the 406,233 and 460,125 options outstanding have exercise prices of between $10 and $31 and a weighted-average remaining contractual life of 7.1 and 6.2 years, respectively.

      The per share fair value of stock options granted in 2001 and 2000 was $4 and $12 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 — dividend yield of 2.0%; expected volatility of 40%; risk-free interest rate of 7%, and expected lives of 6 years; 2001 — dividend yield of 2.0%; expected volatility of 33%; risk-free interest rate of 5%, and expected lives of 6 years. Options granted generally vest over a 5 year period.

      During 2001, the 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. Under the Stock Incentive Plan, 1.2 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. At December 31, 2002, the number of shares of common stock reserved for issuance but ungranted was 1,049,554 shares. Options are granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must be exercised within ten years of the date of grant.

      Activity under the Stock Incentive Plan for the year ended December 31, 2002 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 2001	—	—
Options granted	269,203	$15
Options exercised	—	—
Options forfeited	(21,322)	15

Options outstanding and exercisable at December 31, 2002	247,881	$15

      As of December 31, 2002 the 247,881 options outstanding have exercise prices of between $14 and $16 and a weighted-average remaining contractual life of 9.7 years.

      The per share fair value of stock options granted in 2002 was $10 at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002 — dividend yield of 1.5%; expected volatility of 53%; risk-free interest rate of 4.5%, and expected lives of 6 years. Options granted generally vest over a 5 year period.

      Outstanding options to purchase approximately 645,000 shares of common stock for the year ended December 31, 2002 and approximately 436,000 shares of common stock for the year ended December 31, 2001 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods.

(13)     Restructuring Costs

      In February 2001, the Company recorded restructuring charges of $1,942,076 in connection with an early retirement plan and the closing of CLEC operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transport costs, and other costs associated with the restructuring action. A summary of restructuring liability activity for the years ended December 31, 2002 and 2001 is as follows:

Balance at December 31, 2000	$—
Early retirement and severance costs	1,178,369
Lease termination costs	241,110
Raleigh transport costs	307,093
Other costs	215,504

Restructuring charge incurred	1,942,076
Cash payments
Early retirement and severance costs	(115,369)
Raleigh transport costs	(307,093)
Raleigh lease payments	(93,929)
Other costs	(215,504)

Balance at December 31, 2001	1,210,181
Cash payments
Raleigh lease payments	(127,881)

Balance at December 31, 2002	$1,082,300

      At December 31, 2002 approximately $1,028,000 was included in the Company’s accrued pension liability to provide for retirement obligations associated with Raleigh operations.

(14)     Employee Stock Purchase Plan

      The Company approved the 2001 Employee Stock Purchase Plan (the “Employee Plan”) which authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. Purchase price of shares is established by the Compensation Committee and may not be less than 85% of the fair market value of Common Stock on the first or last day of an offering period. Employees electing to participate have their contributions to the Employee Plan made by payroll deduction. Under the Employee Plan, 11,402 and 3,122 shares were issued at a weighted average purchase price of $13 and $18 per share in 2002 and 2001, respectively.

      The 1997 Employee Plan authorized 96,000 shares of common stock to be offered to all employees eligible to buy shares. Purchase price of shares is 100% of fair market value with the option to finance up to 100% of purchase by payroll deduction over a period of up to 24 months at 6% interest. Under the Plan, 2,294 and 39,002 shares were issued at a purchase price of $25 and $22 per share in 2000 and 1999, respectively. This Employee Plan has been replaced by the aforementioned 2001 Employee Stock Purchase Plan.

(15)     Employee Benefit Plans

          (a) Pension Plan and Savings Plan

      The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act. Since the plan is adequately funded, no contributions were made in 2002 or 2001. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of the Company’s pension plan and amounts recognized in the Company’s financial statements at December 31, 2002 and 2001:

	2002	2001

Change in Benefit Obligation
Benefit obligation at end of prior plan year	$(35,887,127)	$(33,265,972)
Service cost	(1,533,128)	(1,304,524)
Interest cost	(2,354,119)	(2,405,359)
Actuarial gain/(loss)	465,513	31,614
Early retirement	—	(1,028,000)
Actual distributions	2,270,418	2,085,114

Benefit obligation at end of year	$(37,038,443)	$(35,887,127)

Change in Plan Assets
Plan assets at fair value at beginning of year	$41,371,875	$42,490,116
Actual return on plan assets	(3,320,270)	966,873
Actual distributions	(2,270,418)	(2,085,114)

Plan Assets at Fair Value at End of Year	$35,781,187	$41,371,875

(Accrued)/Prepaid Pension Cost
Funded status	$(1,257,256)	$5,484,748
Unrecognized net actuarial gain	(1,143,131)	(7,141,712)
Unrecognized prior service	61,288	(24,494)
Unrecognized transition asset	—	(66,063)

Net Amount Recognized	$(2,339,099)	$(1,747,521)

      The Company also has an unqualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $481,900 and $449,205 at December 31, 2002 and 2001, respectively This plan was frozen on December 31, 2000. Accounts under the Plan continue to accrue interest at 7.5% per year.

      The Company adopted an unqualified defined contribution Executive Non-qualified Excess Plan (the “Deferred Compensation Plan”) during 2001 for certain key executives. The Deferred Compensation Plan allows participants to defer compensation, including certain equity-based compensation.

      Net pension cost for 2002, 2001 and 2000 included the following:

	2002	2001	2000

Service cost, benefits earned during the period	$1,533,128	$1,304,524	$1,154,426
Interest cost on projected benefit obligation	2,354,119	2,405,359	2,298,923
Expected return on plan assets	(2,950,470)	(3,123,609)	(3,073,583)
Net amortization and deferral	(345,199)	(448,188)	(428,967)

Net periodic pension expense (credit)	$591,578	$138,086	$(49,201)

      The weighted average discount rate of 6.75% in 2002, 7.25% in 2001 and 7.5% in 2000 and the rate of increase in future compensation levels of 3.0%-9.5% in 2002 and 5% in 2001 and 2000 were used in determining the actuarial present value of the projected benefit obligations at the end of the year. The assumed long-term rate of return on pension plan assets was 7.5% in 2002, 2001 and 2000.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          (b) Employee Savings Plan

      The Company has a 401(k) salary savings plan which provides that employees may contribute a portion of their salary to the plan on a tax deferred basis. The Company’s match of a portion of the employee’s contribution totaled $830,519, $512,566, and $516,452 in 2002, 2001 and 2000, respectively.

          (c) Employee Stock Ownership Plan

      The Employee Stock Ownership Plan of Concord Telephone (the “Concord Plan”) was frozen by the Company as of January 1, 1987. On May 31, 2002 the assets of the Concord Plan were merged into the Company’s 401(k) Savings Plan. These assets represent 9.1% of total plan assets at December 31, 2002.

          (d) Post-retirement Benefits

      In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides post-retirement medical benefits and life insurance coverage to full-time employees hired prior to January 1, 1993 who meet minimum age and service requirements. The plan is contributory with respect to coverage for beneficiaries. The Company’s policy is to fund the cost of medical benefits on a cash basis.

      The Company has adopted SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” and has elected to amortize the transition liability over 15 years. SFAS No. 106 requires the accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to the employee and employee’s beneficiaries and covered dependents.

      The following table presents the plan’s accumulated post-retirement benefit obligation reconciled with amounts recognized in the Company’s balance sheets at December 31, 2002 and 2001:

	2002	2001

Change in Benefit Obligation
Benefit obligation at end of prior plan year	$(9,469,200)	$(9,160,600)
Service cost	(187,700)	(161,400)
Interest cost	(672,700)	(663,300)
Actuarial gain/(loss)	(2,080,000)	(206,400)
Other	686,400	722,500

Benefit Obligation at end of year	$(11,723,200)	$(9,469,200)

(Accrued)/Prepaid Post-retirement Cost
Funded status	$(11,723,200)	$(9,469,200)
Unrecognized net actuarial gain	(205,964)	(2,287,327)
Unrecognized prior service cost	(1,005,800)	(1,508,600)
Unrecognized transition obligation	1,835,400	2,447,200

Net Amount Recognized	$(11,099,564)	$(10,817,927)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic post-retirement benefit cost for 2002, 2001 and 2000 includes the following components:

	2002	2001	2000

Service cost	$187,700	$161,400	$154,217
Interest cost	672,700	663,300	671,537
Amortization of transition obligation over 15 years	611,800	611,800	611,797
Amortization of gain	(97,800)	(126,500)	(126,924)
Amortization of prior service cost	(502,800)	(502,800)	(502,846)

Net periodic post-retirement benefit cost	$871,600	$807,200	$807,781

      For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2002 and the rate was assumed to decrease annually to 6.0% by the year 2005 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2002, to approximately $13,325,600 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2002 to approximately $1,198,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2002, to approximately $9,899,600 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2002 to approximately $850,700.

      The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% in 2002, 7.25% in 2001 and 7.5% in 2000.

(16)     Income Taxes

      Total income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

		(Restated)	(Restated)
	2002	2001	2000

Income from continuing operations	$8,695,846	$4,992,643	$27,843,079
Discontinued operations	(3,278,155)	(3,029,151)	(648,800)
Stockholders’ equity, for unrealized holding gains and losses on debt and equity securities and interest rate swaps recognized for financial reporting purposes and benefit from exercise of stock options	(3,171,334)	(3,106,080)	(21,428,952)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2002, 2001 and 2000, consists of:

		(Restated)	(Restated)
	2002	2001	2000

Current
Federal	$1,859,210	$3,560,370	$22,345,156
State	1,584,596	1,051,507	4,943,018
Foreign	—	200,312	475,206

	3,443,806	4,812,189	27,763,380

Deferred
Federal, net of investment tax credit amortization	4,582,027	99,785	698,377
State	670,013	80,669	(143,472)
Foreign	—	—	(475,206)

	5,252,040	180,454	79,699

Total	$8,695,846	$4,992,643	$27,843,079

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% in 2002, 2001, and 2000 to pre-tax income from continuing operations as a result of the following:

		(Restated)	(Restated)
	2002	2001	2000

Amount computed at statutory rate	$7,761,202	$3,968,667	$24,422,330
State income taxes, net of federal income tax	735,870	(205,557)	2,233,351
Increase in valuation allowance	533,292	941,465	859,553
Nontaxable interest income	—	(20,772)	(17,071)
Amortization of federal investment tax credit	(114,885)	(114,885)	(114,885)
Research and development credits	(35,000)	—	—
Goodwill	—	418,528	501,074
Other, net	(184,633)	5,197	(41,273)

Income tax expense from continuing operations	$8,695,846	$4,992,643	$27,843,079

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows:

		(Restated)
	2002	2001

Deferred tax assets
Accrued post-retirement and pension benefits	$5,567,793	$4,991,494
Accrued incentive	425,753	385,661
State net operating loss carryforwards	3,724,793	2,695,320
Other accrued expenses and allowances	200,369	342,688
Investments	5,343,136	4,622,311

Total gross deferred tax assets	15,261,844	13,037,474
Less valuation allowance	(2,906,124)	(2,372,832)

Net deferred tax assets	12,355,720	10,664,642

Deferred tax liabilities
Property and equipment, primarily related to depreciation differences	24,795,618	19,478,607
Unrealized gain (loss) on securities and interest rate swaps	(519,452)	2,651,881
Other	—	2,143

Total gross deferred tax liabilities	24,276,166	22,132,631

Net deferred tax liabilities	$11,920,446	$11,467,989

      The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was an increase of $533,292, $941,465 and $859,553, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002.

      At December 31, 2002, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $83 million that will expire in the years 2012-2017.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)     Segment Information

      The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows:

          (a) ILEC

      ILEC provides local telephone services,

          (b) Wireless

      Digital wireless group provides wireless phone services,

          (c) CLEC

      CLEC provides competitive local telephone services to customers outside the ILEC’s operating area,

          (d) Greenfield

      Greenfield business provides full telecommunications services to new mixed-use developments outside the ILEC’s operating area,

          (e) Internet and Data Services (IDS)

      IDS provides dial-up and high-speed internet access, web hosting and other data related services, and

          (f) Palmetto

      Palmetto MobileNet, L.P. is a limited partnership with interests in wireless phone service in North and South Carolina. The Company has an equity interest in Palmetto MobileNet, L.P. through CT Cellular.

          (g) Other

      Other consists of all other business units, investments and operations of the Company.

      Effective January 1, 2002, the Company stopped managing results of the long distance services unit as a separate business unit and began reporting long distance as a product offering within the remaining business segments. Results for previous years have been restated for comparability. Prior to January 2001, the results of the Greenfield segment were included within the CLEC. Combining the two segments (Greenfield and CLEC) for 2002 and 2001 provides comparative results for 2000. Palmetto MobileNet, L.P. is a limited partnership with interests in wireless phone service in North and South Carolina. The Company has an equity interest in Palmetto MobileNet, L.P. through CT Cellular. Results for Palmetto MobileNet, L.P. are combined with CT Cellular and presented as “Palmetto”. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Inter-segment transactions have been eliminated in the following segment presentation. All segments provide services primarily within North and South Carolina. Greenfield also provides service in Georgia.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2002	2001	2000

Operating revenue
ILEC	$94,307,945	$95,559,700	$95,782,692
Wireless	24,443,338	18,314,718	7,673,754
CLEC	15,502,951	10,627,983	5,138,748
Greenfield	4,106,835	1,874,033	—
IDS	9,694,926	9,425,800	6,899,436
Palmetto	24,825,098	20,784,846	30,255,306
Other	—	—	450,000

Total	$172,881,093	$156,587,080	$146,199,936

Operating income (loss)
ILEC	$30,262,254	$29,074,214	$30,098,582
Wireless	3,288,326	2,175,460	(2,003,761)
CLEC	(5,867,117)	(8,806,798)	(10,805,607)
Greenfield	(5,187,218)	(4,212,824)	—
IDS	(1,715,829)	(2,728,709)	(1,675,232)
Palmetto	24,423,863	20,467,370	29,999,952
Other	(2,379,187)	(920,756)	(190,286)

Total	$42,825,092	$35,047,957	$45,423,648

Depreciation and amortization
ILEC	$20,197,201	$17,994,580	$16,062,289
Wireless	1,174,108	668,202	55,615
CLEC	2,201,877	1,987,286	1,206,500
Greenfield	2,000,326	1,017,659	—
IDS	1,683,965	2,269,048	1,365,215
Palmetto	136,999	3,376,373	3,308,518
Other	692,747	21,189	21,081

Total	$28,087,223	$27,334,337	$22,019,218

Assets
ILEC	$163,139,442	$163,135,903	$152,891,376
Wireless	30,499,939	28,315,777	1,059,111
CLEC	14,492,277	15,639,720	18,429,275
Greenfield	22,419,110	14,356,974	—
IDS	14,622,435	15,572,654	8,211,079
Palmetto	94,912,684	104,812,985	119,831,722
Other	80,862,475	50,718,974	42,980,450

Total	$420,948,362	$392,552,987	$343,403,013

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2002	2001	2000

Capital expenditures
ILEC	$16,557,821	$20,937,449	$25,802,523
Wireless	4,289,406	812,239	15,442
CLEC	2,705,024	3,378,420	14,830,214
Greenfield	10,098,685	9,995,181	—
IDS	1,908,064	2,419,638	1,386,013
Palmetto	300,719	67,518	6,047,020
Other	8,723,631	21,567,355	11,765,894

Total	$44,583,350	$59,177,800	$59,847,106

		(Restated)	(Restated)
	2002	2001	2000

Reconciliation to net income before tax:
Segment operating profit	$42,825,092	$35,047,957	$45,423,648
Palmetto MobileNet, L.P.	(24,423,863)	(20,467,370)	(29,999,952)
Total other income (expense)	3,773,633	(3,241,538)	54,354,389

Income from continuing operations before income taxes	$22,174,862	$11,339,049	$69,778,085

Reconciliation to total revenues:
Segment revenues	$172,881,093	$156,587,080	$146,199,936
Palmetto MobileNet, L.P.	(24,825,098)	(20,784,846)	(30,255,306)

Total revenues	$148,055,995	$135,802,234	$115,944,630

Reconciliation to total depreciation and amortization:
Segment depreciation & amortization	$28,087,223	$27,334,337	$22,019,218
Palmetto MobileNet, L.P.	(136,999)	(3,376,373)	(3,308,518)

Total depreciation & amortization	$27,950,224	$23,957,964	$18,710,700

Reconciliation to total equity in income of unconsolidated companies:
Segment equity in income of unconsolidated companies	$(28,535)	$(87,214)	$(340,319)
Equity in income of Palmetto MobileNet, L.P.	4,890,613	4,296,708	5,763,727

Total equity in income of unconsolidated companies	$4,862,078	$4,209,494	$5,423,408

Reconciliation to total investment in unconsolidated companies:
Segment investment in unconsolidated companies	$3,988,321	$12,499,237	$25,838,280
Investment in Palmetto MobileNet, L.P.	8,740,251	9,808,915	12,472,551

Total investment in unconsolidated companies	$12,728,572	$22,308,152	$38,310,831

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2002	2001	2000

Reconciliation to total assets:
Segment assets	$420,948,362	$392,552,987	$343,403,013
Investment in unconsolidated companies	12,728,572	22,308,152	38,310,831
Palmetto MobileNet, L.P.	(94,912,684)	(104,812,985)	(119,831,722)

Total assets	$338,764,250	$310,048,154	$261,882,122

(18)     Reconciliation of Basic and Diluted Weighted Average Shares Outstanding

	2002	2001	2000

Basic weighted average shares outstanding	18,710,382	18,816,047	18,833,807
Effect of dilutive securities:
Stock options	35,260	44,233	97,173

Diluted weighted average shares outstanding	18,745,642	18,860,280	18,930,980

(19)     Summary of Income Statement Information (Unaudited)

      The following tables reflect the previously filed quarterly financial data and are restated herein for the revision more fully described in note 3. The restated amounts also reflect the reclassifications for discontinued operations.

      A summary of quarterly income statement information for the years ended December 31, 2002 and 2001, follows:

	2002 Quarters Ended

	(Restated)	(Restated)	(Restated)
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$35,655,529	$37,125,808	$37,076,504	$38,198,154
Operating income	4,257,131	4,418,172	5,354,624	4,371,302
Income from continuing operations	3,670,049	3,432,069	3,133,284	3,243,614
Loss from discontinued operations	(931,673)	(756,062)	(3,415,544)	(553,995)

Net income (loss)	$2,738,376	$2,676,007	$(282,260)	$2,689,619

Basic earnings per common share:
Earnings from continuing operations	$0.20	$0.18	$0.16	$0.18
Loss from discontinued operations	(0.05)	(0.04)	(0.18)	(0.03)

Net income (loss)	$0.15	$0.14	$(0.02)	$0.15

Diluted earnings per common share:
Earnings from continuing operations	$0.20	$0.18	$0.16	$0.18
Loss from discontinued operations	(0.05)	(0.04)	(0.18)	(0.03)

Net income (loss)	$0.15	$0.14	$(0.02)	$0.15

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001 Quarters Ended (Restated)

	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$31,087,503	$32,612,750	$35,977,661	$36,124,320
Operating income	817,779	4,228,126	4,954,934	4,579,748
Income from continuing operations	2,276,503	5,493,611	4,401,562	(5,825,270)
Loss from discontinued operations	(984,742)	(1,291,369)	(1,594,711)	(2,009,296)

Net income (loss)	$1,291,761	$4,202,242	$2,806,851	$(7,834,566)

Basic earnings per common share:
Earnings from continuing operations	$0.12	$0.29	$0.24	$(0.31)
Loss from discontinued operations	(0.05)	(0.07)	(0.08)	(0.11)

Net income (loss)	$0.07	$0.22	$0.15	$(0.42)

Diluted earnings per common share:
Earnings from continuing operations	$0.12	$0.29	$0.24	$(0.31)
Loss from discontinued operations	(0.05)	(0.07)	(0.08)	(0.11)

Net income (loss)	$0.07	$0.22	$0.15	$(0.42)

	2002 Quarters Ended

	(As Reported)	(As Reported)	(As Reported)
	March 31	June 30	Sept. 30

Operating revenue	$35,574,907	$37,381,194	$37,036,111
Operating income (loss)	3,061,967	3,413,922	(455,306)
Income (loss) from continuing operations	2,795,818	2,777,391	(441,086)
Loss from discontinued operations	—	—	—

Net income (loss)	$2,795,818	$2,777,391	$(441,086)

Basic earnings per common share:
Earnings from continuing operations	$0.15	$0.15	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)

Net income (loss)	$0.15	$0.15	$(0.02)

Diluted earnings per common share:
Earnings from continuing operations	$0.15	$0.15	$(0.02)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)

Net income (loss)	$0.15	$0.15	$(0.02)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001 Quarters Ended (As Reported)

	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$31,085,558	$31,724,387	$35,710,089	$36,092,077
Operating income (loss)	(565,731)	1,518,592	2,513,066	1,685,081
Income from continuing operations	1,355,749	3,760,812	2,797,185	(7,744,704)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$1,355,749	$3,760,812	$2,797,185	$(7,744,704)

Basic earnings per common share:
Earnings from continuing operations	$0.07	$0.20	$0.15	$(0.41)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$0.07	$0.20	$0.15	$(0.41)

Diluted earnings per common share:
Earnings from continuing operations	$0.07	$0.20	$0.15	$(0.41)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income (loss)	$0.07	$0.20	$0.15	$(0.41)

SCHEDULE II

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D	Column E

			Deductions
	Balance,	Additions	From	Balance,
	Beginning	Charged	Reserves	End of Year
Description	of Year	to Income	(See Note)	(See Note)

Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2002	$744,682	$1,685,235	$1,255,804	$1,174,113
Year ended December 31, 2001	429,732	966,721	801,771	744,682
Year ended December 31, 2000	107,500	690,834	638,602	429,732

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $199,150, $191,274 and $188,399 for 2002, 2001 and 2000, respectively. Balance at December 31, 2001 includes $150,000 assumed in the partitioning of our portion of the Cingular DCS network in June 2001. Balance at December 31, 2000 includes $270,000 assumed in the acquisition of WebServe accounted for as a purchase in 2000.

CONSOLIDATED FINANCIAL STATEMENTS

PALMETTO MOBILENET, L.P.

Years Ended December 31, 2002, 2001 and 2000

with Report of Independent Auditors

PALMETTO MOBILENET, L.P.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

To the Partners of

Palmetto MobileNet, L.P.

      We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. as of December 31, 2002 and 2001, and the related consolidated statements of income and partners’ equity, and cash flows for each of the three years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $78,709,106 and $77,483,276 as of December 31, 2002 and 2001, respectively, and the equity in their net income was $24,825,098, $20,784,846, and $30,255,306 for the years 2002, 2001, and 2000, respectively. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it relates to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States.

February 27, 2003

Columbia, South Carolina

PALMETTO MOBILENET, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,739,173	$20,973,799
Accounts receivable	69	33,190

Total current assets	9,739,242	21,006,989
Land building and improvements, net	6,075,367	5,911,647
Interests in RSA partnerships	78,709,106	77,483,276
Other assets:
Rural Telephone Finance Cooperative Subordinated Capital Certificates	388,969	411,073

Total assets	$94,912,684	$104,812,985

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable — PMN, Inc.	$162,302	$209,456
Accounts payable and accrued expenses	107,165	114,219
Accrued interest	—	28,907
Current portion of long-term debt	—	1,308,198

Total current liabilities	269,467	1,660,780
Long-term debt, net of current portion	—	3,127,695
Partners’ equity	94,643,217	100,024,510

Total liabilities and partners’ equity	$94,912,684	$104,812,985

See accompanying notes.

PALMETTO MOBILENET, L.P.

CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS’ EQUITY

	Years Ended December 31,

	2002	2001	2000

Equity in earnings of RSA partnership interests	$24,825,098	$20,784,846	$30,255,306
Management fee	(401,235)	(317,476)	(255,354)

Income from operations	24,423,863	20,467,370	29,999,952
Revenue from real estate rentals	974,097	1,046,156	410,982
Cost of rental revenues	(523,072)	(507,183)	(229,420)

Income from real estate rentals	451,025	538,973	181,562
Other income (expense):
Interest expense	(48,486)	(319,609)	(392,850)
Investment income	331,645	638,005	1,046,335
Other	(507,780)	(45,969)	(97,433)

Net income	24,650,267	21,278,770	30,737,566
Partners’ equity, beginning of year	100,024,510	113,782,560	108,071,296
Distributions to partners	(30,031,560)	(35,036,820)	(25,026,302)

Partners’ equity, end of year	$94,643,217	$100,024,510	$113,782,560

See accompanying notes.

PALMETTO MOBILENET, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net income	$24,650,267	$21,278,770	$30,737,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of RSA partnership interests	(24,825,098)	(20,784,846)	(30,255,306)
Depreciation	136,999	135,372	67,518
Changes in operating assets and liabilities:
Accounts receivable	33,121	7,537	(40,727)
Accounts payable and accrued expenses	(83,115)	28,310	138,899

Net cash provided by (used in) operating activities	(87,826)	665,143	647,950
Investing activities
Proceeds from RSA partnership distributions	23,599,268	43,217,653	24,904,830
Purchase of land, building and improvements	(300,719)	(67,517)	(6,047,020)

Net cash provided by investing activities	23,298,549	43,150,136	18,857,810
Financing activities
Repayments of long-term debt	(4,413,789)	(1,226,508)	(1,274,753)
Distributions of partnership capital	(30,031,560)	(35,036,820)	(25,026,302)

Net cash used in financing activities	(34,445,349)	(36,263,328)	(26,301,055)

Net change in cash and cash equivalents	(11,234,626)	7,551,951	(6,795,295)
Cash and cash equivalents, beginning of year	20,973,799	13,421,848	20,217,143

Cash and cash equivalents, end of year	$9,739,173	$20,973,799	$13,421,848

See accompanying notes.

PALMETTO MOBILENET, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.     Description of Business and Summary of Significant Accounting Policies

      Palmetto MobileNet, L.P. (the “Partnership”) is a South Carolina limited partnership and is a general partner in ten general partnerships formed to provide cellular telephone service in certain Rural Service Areas (“RSA”) in South Carolina and North Carolina. These partnerships’ operations are managed by affiliates of ALLTEL Communications, Inc.

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

      The Partnership maintains its cash and cash equivalent balances in one financial institution located in Columbia, South Carolina. At December 31, 2002 and 2001, cash equivalents of $9,767,000 and $16,500,000, respectively, consisted of investments in repurchase agreements.

          Interests in RSA Partnerships

      Investments in the RSA general partnerships are accounted for using the equity method, under which the Partnership’s share of earnings of these partnerships is reflected in income as earned and distributions are credited against the interests in the partnerships when received.

          Income Taxes

      Palmetto MobileNet, L.P. is a South Carolina limited partnership and, therefore, is not subject to income taxes. Each partner includes in income its distributive share of the Partnership’s taxable income or loss.

2.     Acquisition

      In a prior year, the Partnership acquired 100% of the equity in two companies and a 51% equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000 resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in the other RSA general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships, which are recorded at cost less accumulated amortization, exceeded the underlying equity in net assets by approximately $11,116,000 and $37,512,000, respectively.

PALMETTO MOBILENET, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2001 and 2000, this cost in excess of underlying equity in net assets was being amortized over a 15 year period.

      Effective January 1, 2002, the Partnership adopted Statement No. 142, Intangible Assets, issued by the Financial Accounting Standards Board. Accordingly, the Partnership no longer amortizes the remaining portion of the “cost in excess of underlying equity in net assets” discussed above. Instead, the Partnership performs an annual test for impairment of this intangible asset. No write-down for impairment was recorded in 2002.

      Accumulated amortization, which has been recorded as a reduction in the interest in RSA partnerships and a reduction in the equity in earnings of RSA partnership interests, was approximately $12,967,000 at December 31, 2002 and 2001. Amortization expense for the years ended December 31, 2001 and 2000 was approximately $3,241,000 annually.

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
South Carolina RSA No. 7 Cellular General Partnership (50% owned)
South Carolina RSA No. 8 Cellular General Partnership (50% owned)
South Carolina RSA No. 9 Cellular General Partnership (50% owned)
North Carolina RSA 5 Cellular Partnership (50% owned)
North Carolina RSA 15 Cellular Partnership (50% owned)

      Summarized combined financial information for the RSA partnerships follows:

      At December 31:

	2002	2001

Current assets	$22,609,548	$23,207,831
Noncurrent assets	107,158,873	107,461,904
Current liabilities	12,603,347	13,981,307
Noncurrent liabilities	31,066,661	33,041,665
Partners’ equity	86,098,414	83,646,763

      For the years ended December 31:

	2002	2001	2000

Net sales	$228,425,167	$206,447,266	$223,082,629
Net income	49,650,154	48,053,296	66,994,235

      The Partnership’s equity in the combined net income of the RSA partnerships was $24,825,098, $24,026,648, and $33,497,118 for the years ended December 31, 2002, 2001, and 2000, respectively.

      During 2000, the RSA partnerships changed their method of accounting for revenues. The cumulative effect of retroactively applying this accounting change to periods prior to 2000 resulted in a one-time, non-cash charge of approximately $2.6 million, which was included in net income for the RSA partnerships for the year ended December 31, 2000.

PALMETTO MOBILENET, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Market values of these partnership interests are not readily available.

4.     Land, Building and Improvements, net

      Land, building and improvements consisted of the following:

	2002	2001

Land	$1,000,000	$1,000,000
Land improvements	50,000	50,000
Building	4,997,020	4,997,020
Building improvements	67,518	67,518
Construction in progress	300,719	—

	6,415,257	6,114,538
Less, accumulated depreciation	(339,890)	(202,891)

	$6,075,367	$5,911,647

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

      Total minimum annual rentals under the terms of executed leases are as follows:

	Related
	Party	Others	Total

2003	$648,444	$525,687	$1,174,131
2004	648,444	424,517	1,072,961
2005	648,444	203,832	852,276
2006	648,444	203,832	852,276
2007	648,444	203,832	852,276
Thereafter	3,416,389	543,552	3,959,941

	$6,658,609	$2,105,252	$8,763,861

5.     Long-Term Debt

      The Partnership has a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the “RTFC”). The terms of the agreement require the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates (“SCC’s”). The Partnership had $388,969 and $411,073 of SCC’s at December 31, 2002 and 2001, respectively.

      The terms of the line of credit agreement provide for interest to be paid quarterly at the RTFC’s published variable interest rate. No funds have been advanced against the line of credit agreement.

      In March 2002, the Partnership extinguished all of its previously outstanding RTFC term loans.

      Cash paid for interest totaled $137,702, $322,069, and $399,079 for the years ended December 31, 2002, 2001, and 2000, respectively.

PALMETTO MOBILENET, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Related Party Transactions

      The business affairs of Palmetto MobileNet, L.P. are managed by its 0.8% general partner, PMN, Inc. For the years ended December 31, 2002, 2001, and 2000, approximately $401,000, $317,000, and $255,000 were paid to the general partner to perform this function.

7.     Commitments and Contingencies

      Pursuant to each RSA general partnership agreement, Palmetto MobileNet, L.P. is subject to requests for additional capital.

      The Internal Revenue Service (“IRS”) is performing examinations of the records of a significant number of the RSA partnerships in which the Partnership has ownership interests, for the years ended December 31, 1991 to 1996.

      For certain RSA’s, agreements were reached with the IRS in 2001 and 2000 as to certain adjustments which have been allocated to each partner to be included in their taxable income.

      For certain other RSA’s, the IRS has completed its audits and has issued “60-Day Letters” indicating adjustments they plan to make to the RSA tax returns. The RSA partnerships are vigorously contesting the IRS audit findings and, as a result, the amount of final adjustment, if any, cannot be determined at this time. The final adjustments, if any, from the IRS examinations will ultimately be allocated to each partner to be included in their taxable income.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of North Carolina RSA No. 15 Cellular Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of North Carolina RSA No. 15 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 8 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 7 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 6 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 5 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 4 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 3 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 2 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of North Carolina RSA No. 5 Cellular Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of North Carolina RSA No. 5 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

      In our opinion, the balance sheet and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 9 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Partnership as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 14, 2003

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 4 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 5 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 6 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of North Carolina RSA 15 Cellular Partnership:

      We have audited the accompanying balance sheets of North Carolina RSA 15 Cellular Partnership (a North Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of North Carolina RSA 5 Cellular Partnership:

      We have audited the accompanying balance sheets of North Carolina RSA 5 Cellular Partnership (a North Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 3 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 7 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 9 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 2 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

      The following is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

      We have audited the accompanying balance sheets of South Carolina RSA No. 8 Cellular General Partnership (a South Carolina general partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Little Rock, Arkansas,

February 6, 2002.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications, as amended. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission March 29, 1999.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)

Exhibit No.	Description

10.10	Change in Control Agreement, dated October 1, 1997, between CT Communications and Barry R. Rubens. (Incorporated by reference to Exhibit 10.13 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.11	Change in Control Agreement, dated as of June 22, 1998, between CT Communications and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.12	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.13	Change in Control Agreement, dated as of December 30, 1998, between CT Communications and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.14	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.15	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998).
10.16	Change in Control Agreement, dated September 27, 1999, between CT Communications and Amy M. Justis. (Incorporated by reference to Exhibit 10.21 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.)
10.17	Change in Control Agreement, dated as of July 1, 1999, between CT Communications and John A. Goocher. (Incorporated by reference to Exhibit 10.22 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.)
10.18	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.19	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.20	CT Communications, Inc. 2001 Stock Incentive Plan dated April 26, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001)
10.21	Credit Agreement, dated as of May 4, 2001, by and among CT Communications, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit 10.1 of CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.)

Exhibit No.	Description

10.22	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001)
10.23	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001)
10.24	Executive Nonqualified Excess Plan, as amended dated December 1, 2001
10.25	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.26	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.27	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.28	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd.
10.29	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino.
10.30	Severance Agreement, dated as of March 24, 2003, between CT Communications and Barry R. Rubens.
21.1	Subsidiaries of CT Communications.
23.1	Consent of KPMG LLP.
23.2	Consent of Bauknight Pietras & Stormer, P.A.
23.3	Consent of PricewaterhouseCoopers LLP.
23.4	Notice Regarding Lack of Consent of Arthur Andersen LLP.
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.