Form 10-Q
period 2003-03-31
CT COMMUNICATIONS INC /NC
filed 2003-05-14
CIK 23259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(704)722-2500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     18,739,485 shares of Common Stock outstanding as of May 1, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	(Unaudited)
	March 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$10,961	$7,652
Accounts receivable, net	22,305	24,314
Income tax receivable	1,603	3,007
Assets of discontinued operations	17	13
Other	6,324	6,182

Total current assets	41,210	41,168

Investment securities	6,407	6,379
Other investments	1,036	797
Investments in unconsolidated companies	12,581	12,729

Property and equipment:
Land, buildings, and general equipment	86,273	85,716
Central office equipment	154,391	148,484
Poles, wires, cables and conduit	136,700	133,645
Construction in progress	3,259	8,322

	380,623	376,167

Less accumulated depreciation	(170,321)	(164,270)

Net property and equipment	210,302	211,897

Goodwill	9,906	9,906
Other intangibles, net	53,464	53,070
Other assets	1,660	1,612
Assets of discontinued operations	1,125	1,206

Total assets	$337,691	$338,764

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2003	2002

Current liabilities:
Accounts payable	$5,401	$8,632
Customer deposits and advance billings	2,377	2,593
Accrued payroll	2,889	3,012
Accrued pension cost	3,221	2,856
Other accrued liabilities	6,961	6,495
Liabilities of discontinued operations	1,060	1,645

Total current liabilities	21,909	25,233

Long-term debt	127,697	127,697

Deferred credits and other liabilities:
Deferred income taxes	13,180	12,433
Investment tax credits	316	345
Post-retirement benefits other than pension	11,251	11,099
Other	1,686	1,756

Total deferred credits and other liabilities	26,433	25,633

Total liabilities	176,039	178,563

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at March 31, 2003 and December 31, 2002	336	336
4.5% series, $100 par value; 614 shares outstanding at March 31, 2003 and December 31, 2002	61	61
Common stock, 18,736,288 and 18,686,740 shares outstanding at March 31, 2003 and December 31, 2002, respectively	40,499	39,962
Other capital	298	298
Unearned compensation	(863)	(470)
Other accumulated comprehensive loss	(771)	(817)
Retained earnings	122,092	120,831

Total stockholders’ equity	161,652	160,201

Total liabilities and stockholders’ equity	$337,691	$338,764

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,

		(Restated)
	2003	2002

Operating revenue	$38,696	$35,655
Operating expense	34,364	31,398

Operating income	4,332	4,257

Other income (expense):
Equity in income of unconsolidated companies, net	1,049	680
Interest, dividend income and gain on sale of investments	517	2,942
Impairment on investments	(11)	(534)
Other expenses, principally interest	(1,640)	(1,292)

Total other income (expense)	(85)	1,796

Income from continuing operations before income taxes	4,247	6,053

Income taxes	1,766	2,383

Income from continuing operations	2,481	3,670

Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $480 in 2002	—	(932)

Net income	2,481	2,738

Dividends on preferred stock	5	6

Earnings for common stock	$2,476	$2,732

Basic earnings per share:
Continuing operations	$0.13	$0.20
Discontinued operations	—	(0.05)
Net income	0.13	0.15

Diluted earnings per share:
Continuing operations	0.13	0.20
Discontinued operations	—	(0.05)
Net income	0.13	0.15

Basic weighted average shares outstanding	18,716,176	18,759,318
Diluted weighted average shares outstanding	18,726,395	18,812,542

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,

		(Restated)
	2003	2002

Net income	$2,481	$2,738
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	7	(1,579)
Unrealized holding gains on interest rate swaps	43	158
Less reclassification adjustment for gains realized in net income	(4)	(1,828)

Comprehensive income (loss)	$2,527	$(511)

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,

		(Restated)
	2003	2002

Cash flows from operating activities:
Net income	$2,481	$2,738
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	932
Depreciation and amortization	7,788	6,502
Post-retirement benefits	152	134
Loss (gain) on sale of investment securities	6	(2,850)
Impairment of investments	11	534
Undistributed income of unconsolidated companies	(1,049)	(680)
Undistributed patronage dividends	(238)	—
Deferred income taxes and tax credits	710	709
Changes in operating assets and liabilities, net of effects of acquisitions	128	(4,038)

Net cash provided by operating activities	9,989	3,981

Cash flows from investing activities:
Capital expenditures	(6,158)	(11,838)
Purchases of investments in unconsolidated companies	—	(500)
Purchases of investment securities	(50)	(716)
Proceeds from sale of investment securities	10	3,563
Partnership capital distribution	1,197	993

Net cash used in investing activities	(5,001)	(8,498)

Cash flows from financing activities:
Proceeds from credit facility	—	4,500
Dividends paid	(1,220)	(1,228)
Repurchases of common stock	—	(618)
Proceeds from common stock issuances	49	102

Net cash (used in) provided by financing activities	(1,171)	2,756

Net cash used in discontinued operations	(508)	(966)
Net increase (decrease) in cash and cash equivalents	3,309	(2,727)
Cash and cash equivalents at beginning of quarter	7,652	8,397

Cash and cash equivalents at end of quarter	$10,961	$5,670

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2003 and 2002, and the results of its operations and cash flows for the three months then ended. These unaudited financial statements should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and do not include all disclosures associated with the Company’s annual financial statements.

2.	In certain instances, amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform with the 2003 consolidated financial statements presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

4.	RESTATEMENT

In the course of the preparation of its financial statements for the year 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect. The cumulative after-tax effect of these errors for the three months ended March 31, 2002, resulted in the Company recording additional net loss of $(57,542). The accompanying financial statements for three months ended March 31, 2002, have been restated to reflect the corrected calculations.

The correction of the above items resulted in the restatement of certain amounts on the statements of income for the three months ended March 31, 2002. These items are as follows (in thousands):

	Three months ended March 31, 2002

		(Note 5)
		Discontinued
Income Statement	As Reported	Operations	Restatement	As Restated

Operating revenue	$35,575	$(35)	$115	$35,655
Operating expense	32,513	(1,328)	213	31,398
Operating income	3,062	1,293	(98)	4,257
Other income	1,677	119	—	1,796
Income from continuing operations before income taxes	4,739	1,412	(98)	6,053
Income taxes	1,943	480	(40)	2,383
Income from continuing operations	2,796	932	(58)	3,670
Loss from discontinued operations	—	(932)	—	(932)
Net income (loss)	2,796	—	(58)	2,738

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31, 2002

		Discontinued
		Operations
Cash Flow Statement	As Reported	(Note 5)	Restatement	As Restated

Net cash provided by operating activities	$3,463	$518	$—	$3,981
Net cash used in investing activities	(8,946)	448	—	(8,498)
Net cash used in discontinued operations	—	(966)	—	(966)

5.	DISCONTINUED OPERATIONS

On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel. The Company ceased operations due to significant operating losses, limited coverage area provided by the technology available at the time and inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets is expected by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with SFAS No. 144. Wavetel’s revenue, reported in discontinued operations was $35,203 for the three months ended March 31, 2002. Wavetel’s loss before income taxes, reported in discontinued operations, for the three months ended March 31, 2002 was $1.4 million. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying balance sheets at March 31, 2003 and December 31, 2002, and consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Assets of discontinued operations
Other current assets	$17	$13
Property and equipment, net	1,125	1,206
Other assets	—	—

Total assets	$1,142	$1,219

Liabilities of discontinued operations
Accounts payable	$249	$276
Accrued liabilities	101	124
Other liabilities, primarily lease obligations	710	1,245

Total liabilities	$1,060	$1,645

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of restructuring liability activity related to the discontinued operations for the three months ended March 31, 2003 is as follows (in thousands):

Balance at December 31, 2002	$1,243
Lease termination costs	(246)
Severance costs	(130)
Network removal costs	(92)
Other costs	(66)

Balance at March 31, 2003	$709

6.	COMMON STOCK

The following is a summary of Common Stock transactions during the three months ended March 31, 2003:

	Shares	Amount

Outstanding at December 31, 2002	18,686,740	$39,962,278
Purchase of Common Stock	(35,089)	(364,117)
Issuance of Common Stock	84,637	901,095

Outstanding at March 31, 2003	18,736,288	$40,499,256

	Basic	Diluted

Weighted average shares outstanding for the three months ended March 31, 2003	18,716,176	18,726,395
Weighted average shares outstanding for the three months ended March 31, 2002	18,759,318	18,812,542

The Company began a stock repurchase program in March 2001, which was extended in March 2002, that authorized the repurchase of up to 1,000,000 shares of its outstanding Common Stock. In April 2003, the Board of Directors approved the continuation of the stock repurchase program through April 27, 2004 and authorized the repurchase of up to 1,000,000 shares of its outstanding Common Stock. As of March 31, 2003, 322,950 shares had been repurchased since March 2001, at a cost of approximately $4.7 million.

Outstanding options to purchase approximately 654,000 shares of Common Stock for the three months ended March 31, 2003 and approximately 430,000 shares of Common Stock for the three months ended March 31, 2002 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company’s investments by major security type and class of security at March 31, 2003 and December 31, 2002 were as follows (in thousands):

Equity Securities	Amortized	Gross Unrealized	Gross Unrealized
Available-for-Sale	Cost	Holding Gains	Holding Losses	Fair Value

March 31, 2003	$6,621	$27	$(241)	$6,407

December 31, 2002	$6,597	$98	$(316)	$6,379

8.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Equity Method:
Palmetto MobileNet, L.P.	$8,593	$8,740
Other	120	120

Cost Method:
ITC Holding Company	1,979	1,980
Maxcom Telecomunicaciones, S.A. de	1,239	1,239
C.V. Other	650	650

Total	$12,581	$12,729

On September 14, 2001, the Company’s wholly-owned subsidiary, CT Wireless Cable, Inc. (“CTWC”), and Wireless One of North Carolina, L.L.C. (“WONC”), entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc., a subsidiary of WorldCom, Inc. (“Wireless One”), and Worldcom Broadband Solutions, Inc. pursuant to which WONC would purchase from Wireless One its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002. At December 31, 2002, CTWC held 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company’s results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company’s consolidated financial statements.

The total purchase price for Wireless One’s interest in WONC was $20.7 million, $3.0 million of which was paid in cash at the closing and the remainder of which was paid in the form of an interest bearing promissory note of WONC. The promissory note is payable over the 10 year period following the closing, with a $7.0 million payment due by 12 months from the closing date (which payment may be deferred for up to an additional two years) and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment is not made when due, either CTWC or Wireless One may cause WONC to transfer certain of its licensed frequencies to Wireless One in payment of the outstanding principal amount of the promissory note. The promissory note is secured by a pledge of WONC’s channel rights.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total purchase price of $20.7 million was allocated as follows (in thousands):

Current assets	$278
Intangibles and licenses	20,726
Equipment	412
Accounts payable	(720)

Total purchase price	$20,696

On July 19, 2002, WONC delivered a “Split-Up Notice” to Wireless One pursuant to the Purchase Agreement. This notice sets into motion a process under the Purchase Agreement pursuant to which WONC will transfer to Wireless One certain of WONC’s licensed frequencies.

On April 22, 2003, WONC executed an agreement that results in the cancellation of a $17.7 million promissory note payable to Wireless One. The agreement unwinds WONC’s purchase of Wireless One’s interest in WONC in exchange for the payment of accrued interest due under the promissory note and transfer of certain licensed frequencies to Wireless One and the cancellation of the $17.7 million promissory note payable to Wireless One. The cancellation of the promissory note will occur in the second quarter of 2003.

On May 9, 2003, West Corporation purchased the stock of ITC Holding Company, Inc. (“ITC”). The Company had a 4.4% equity interest in ITC. This transaction resulted in a distribution to the Company of $13.4 million in cash plus stock in a newly formed company that will hold certain assets not acquired by West Corporation.

9.	LONG-TERM DEBT

Long-term debt consists of the following:

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. The interest rate on March 31, 2003 was 2.79%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2003, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2003, the Company had no amounts outstanding under this credit line.

At March 31, 2003, the Company has a $17.7 million note payable to Wireless One that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment was due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008. As discussed in Note 8, on April 22, 2003, WONC executed an agreement that results in the cancellation of a $17.7 million promissory note payable to Wireless One.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million, and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a current spread of 1.25%. The fair value of each of the swaps as of March 31, 2003 was ($469,790), ($372,917), and ($204,540), respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of March 31, 2003, and was unchanged for the quarter then ended. No impairment was required based on the test performed in accordance with SFAS No. 142.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003. The adoption of this statement did not have a material impact on the Company’s overall financial position or results of operations.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a significant effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of Interpretation 46 are required to be adopted by the Company in 2003. The Company does not believe the adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations.

12.	STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three months ended March 31,

		(Restated)
	2003	2002

Net income, as reported	$2,481	$2,738
Total stock-based compensation expense determined under fair value based method for all awards, net of income tax	205	181

Pro forma net income	$2,276	$2,557

Basic earnings per common share
As reported	$0.13	$0.15
Pro forma	0.12	0.14

Diluted earnings per common share
As reported	0.13	0.15
Pro forma	0.12	0.14

13.	SEGMENT INFORMATION

The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services, the digital wireless group (“Digital Wireless”), which provides wireless phone services, the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area, the Greenfield business (“Greenfield”), which provides full telecommunications services to mixed-use developments outside the ILEC’s operating area, internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services, Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless phone service in North and South Carolina of which the Company has an equity interest through CT Cellular, and all other business units, investments and operations of the Company (“Other”). Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company. The Company will continue to include the financial information for Palmetto on an annual basis as presented in the Form 10-K for the year ended December 31, 2002.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments provide services primarily within North Carolina. Greenfield also provides service in Georgia. Selected data by business segment for the three months ended March 31, 2003 and 2002, is as follows (in thousands):

Three months ended March 31, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$23,532	$6,873	$4,471	$1,312	$2,508	$—	$38,696
External expense	10,970	5,675	4,768	1,928	2,396	839	26,576
Depreciation and amortization	5,407	363	662	554	471	331	7,788

Operating income	7,155	835	(959)	(1,170)	(359)	(1,170)	4,332

Segment Assets	171,305	30,722	12,809	23,011	15,043	84,801	337,691

Three months ended March 31, 2002 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$23,221	$5,845	$3,447	$800	$2,342	$—	$35,655
External expense	10,722	4,752	4,763	1,641	2,777	241	24,896
Depreciation and amortization	4,918	200	515	420	443	6	6,502

Operating income	7,581	893	(1,831)	(1,261)	(878)	(247)	4,257

Segment Assets	180,777	28,888	16,389	16,005	15,395	49,962	307,416

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended March 31,

		(Restated)
	2003	2002

Segment operating income	$4,332	$4,257
Total other income (expense)	(85)	1,796

Income from continuing operations before income taxes	$4,247	$6,053

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, and Internet and Data Services. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”.

The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Results of Operations

Consolidated Operating Results (in thousands except lines)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$38,696	$35,655
Total operating expense	34,364	31,398

Operating income	$4,332	$4,257

Depreciation and amortization	$7,788	$6,502
Capital expenditures	5,776	12,434
Total assets	337,691	307,416

Ending wired access lines	152,398	147,647
Ending wireless subscribers	33,984	31,425

Operating revenue increased $3.0 million or 8.5% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. This $3.0 million increase is primarily attributable to a $1.0 million increase in CLEC revenue driven by a 23.1% increase in CLEC access lines, a $1.0 million increase in Wireless revenue driven by an 8.1% increase in wireless subscribers and increased roaming revenue related to network growth and a $0.5 million increase in Greenfield revenue as Greenfield access lines nearly doubled.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of this growth in our competitive businesses we have diversified operating revenue in our Company significantly over the past two years. In the first quarter of 2003, the ILEC represented 60.8% of revenue compared to 65.1% in 2002, while Digital Wireless has grown to 17.8% of revenue and the combined CLEC and Greenfield businesses has grown to 14.9% of revenue.

For the three months ended March 31, 2003, operating expense increased $3.0 million or 9.4% as compared to the three months ended March 31, 2002. Of this increase in operating expense, $1.3 million is related to depreciation and amortization expenses as several large capital projects were completed during 2002. The remaining increase is related to the greater customer numbers in our Wireless, CLEC and Greenfield businesses, partially offset by internal efficiencies and cost control efforts.

For the three months ended March 31, 2003, revenues grew 8.5% and expenses grew 9.4%. Operating margins were 11.2% for the three months ended March 31, 2003 as compared to 11.9% for the three months ended March 31, 2002.

ILEC (in thousands except lines)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$23,532	$23,221
Total operating expense	16,377	15,640

Operating income	$7,155	$7,581

Depreciation and amortization	$5,407	$4,918
Capital expenditures	3,308	3,300
Total assets	171,305	180,777

Ending business access lines	29,750	31,475
Ending residential access lines	88,259	90,355
Ending total access lines	118,009	121,830
Ending long distance lines	84,233	84,112

Operating revenue for the ILEC increased $0.3 million for the three months ended March 31, 2003. This 1.3% increase in revenue was despite a 3.1% decrease in access lines. During the first three months of 2003, a large Internet Service Provider (ISP) restructured its operations and transferred 1,296 lines to a competitor. Excluding the adjustment for ISP lines, ending access lines for the three months ended March 31, 2003 decreased 2.1%.

Operating expense in the ILEC increased $0.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Operating margins decreased to 30.4% in 2003 from 32.6% in 2002. Increases in depreciation and amortization expenses accounted for $0.5 million of the $0.7 million increase in operating expense.

Capital expenditures for the three months ended March 31, 2003 were 14.1% of ILEC operating revenue as compared to 14.2% for the three months ended March 31, 2002.

ILEC access lines subscribing to our long distance service increased slightly for the three months ended March 31, 2003 despite the 3.1% access line loss. At the end of the three months ended March 31, 2003, 71.4% of ILEC access lines subscribed to our long distance service, up from 69.0% at the end of the three months ended March 31, 2002.

The Company’s ILEC currently receives compensation from BellSouth for termination of wireless traffic to our end users. Our ILEC also directly receives terminating minutes of use from wireless carriers. Bellsouth has

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

communicated with ILECs in North Carolina that they no longer plan to provide compensation for wireless minutes of use that they terminate to ILECs as they convert wireless carriers to meet point billing. At that point each ILEC would be responsible for billing each wireless carrier at negotiated interconnection rates. The timing of this conversion is uncertain, but we anticipate that it will be completed by the end of 2003. We estimate the impact to the Company’s ILEC may be a reduction in revenue of approximately $0.2 to $0.3 million per month, if BellSouth is successful in effecting this change that is currently under review by the North Carolina Utilities Commission (“NCUC”).

Legislation has been proposed in the North Carolina General Assembly, which if enacted will effectively deregulate the provision of (i) intraLATA long distance service; (ii) interLATA long distance service; and (iii) long distance operator services. This will not affect our long distance operation since it is not required to file tariffs for services regulated by the NCUC. However, this legislation would allow our ILEC more flexibility in offering service bundles and promotions.

CLEC (in thousands except lines)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$4,471	$3,447
Total operating expense	5,430	5,278

Operating income (loss)	$(959)	$(1,831)

Depreciation and amortization	$662	$515
Capital expenditures	256	500
Total assets	12,809	16,389

Ending access lines	27,300	22,184
Ending long distance lines	14,485	11,927

For the three months ended March 31, 2003, CLEC operating revenue increased $1.0 million as compared to the three months ended March 31, 2002. This increase is due to a 23.1% increase in access lines, as well as a 21.4% increase in CLEC customers subscribing to our long distance service. Revenue growth slowed during the first quarter 2003 due to several factors including the continuing impact of sluggish economic growth and the uncertainty brought on by the war with Iraq.

CLEC operating expense was $5.4 million and $5.3 million for the three months ended March 31, 2003 and March 31, 2002, respectively. We expect margins to continue to be positively impacted as we leverage existing transport infrastructure with new customers and continue internal initiatives to control costs and improve profitability.

Greenfield (in thousands except lines)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$1,312	$800
Total operating expense	2,482	2,061

Operating income (loss)	$(1,170)	$(1,261)

Depreciation and amortization	$554	$420
Capital expenditures	1,146	2,106
Total assets	23,011	16,005

Ending access lines	7,089	3,633
Ending long distance lines	2,878	1,224
Total signed agreements	77	60

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Greenfield revenue for the three months ended March 31, 2003 increased 64.0% as compared to the three months ended March 31, 2002. This revenue increase is primarily attributable to a 95.1% increase in access lines compared to 2002. Four new agreements were signed during the first quarter of 2003 bringing the total agreements signed to 77. These agreements represent an estimated 43,000 access lines at completion. The expected residential/business line mix of these 77 projects is expected to be 91.6% residential and 8.4% business.

Operating expense increased $0.4 million or 20.4% in for the three months ended March 31, 2003. This increase is related primarily to the 95.1% increase in access lines and a $0.1 million increase in depreciation expense. Capital expenditures in 2002 were $1.0 million less than 2002 levels. This decrease is primarily due to the slower pace in which new agreements are being signed as the Company targets developments with the most efficient capital deployments

For the three months ended March 31, 2003, 40.6% of Greenfield access lines also subscribed to our long distance service, up from 33.7% in 2002. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically have not selected our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

Digital Wireless (in thousands except subscribers)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$6,873	$5,845
Total operating expense	6,038	4,952

Operating income (loss)	$835	$893

Depreciation and amortization	$363	$200
Capital expenditures	59	902
Total assets	30,722	28,888

Ending post-pay subscribers	33,984	31,425

Digital Wireless operating revenue for the three months ended March 31, 2003 grew $1.0 million or 17.6% as compared to the three months ended March 31, 2002. Of this increase, $0.6 million related to recurring monthly billing revenue as the Company continued its post-pay wireless subscriber growth in 2003 by adding over 2,500 net subscribers, an increase of 8.1%. Also contributing to our increase in revenue during 2003 was higher settlement revenue of $0.4 million related to a 24% increase in the minutes of use on our wireless network for the three months ended March 31, 2003 compared to three months ended March 31, 2002.

Operating expense increased 21.9% in 2003 to $6.0 million. The increase in operating expense was due to the addition of customers, the increase in minutes on our network, the opening of two new retail outlets and increased marketing expenditures.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Internet and Data Services (in thousands except lines)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating revenue	$2,508	$2,342
Total operating expense	2,867	3,221

Operating income (loss)	$(359)	$(878)

Depreciation and amortization	$471	$443
Capital expenditures	838	371
Total assets	15,043	15,395

Ending DSL lines	7,755	3,897
Ending dial-up accounts	12,263	13,970
Ending high-speed accounts	580	607

IDS operating revenue for the three months ended March 31, 2003, grew 7.1% to $2.5 million. This $0.2 million increase in revenue was attributable to a near doubling of digital subscriber line (DSL) revenue to $0.9 million partially offset by a decrease in dial-up, web development and web hosting revenue as CTC Internet Services converted many dial-up customers to DSL and downsized its web development department.

IDS operating expense was $2.9 million for the three months ended March 31, 2003, an 11.0% decrease compared to the three months ended March 31, 2002. This decrease relates to the reduction in our web development services, the increased focus on product margins, somewhat offset by costs associated with an increasing DSL customer base.

DSL customers nearly doubled for the three months ended March 31, 2003 as compared to three months ended March 31, 2002 bringing total DSL lines in service to 7,755 at Mach 31, 2003. This represents a penetration rate of 6.1% of ILEC access lines and 8.3% of Greenfield access lines.

Other Business Units (in thousands)

	Three months ended March 31,

		(Restated)
	2003	2002

Total operating expense	$1,170	$247

Operating income (loss)	$(1,170)	$(247)

Depreciation and amortization	$331	$6
Capital expenditures	169	5,255
Total assets	84,801	49,962

Operating expense for the other units increased $0.9 million for the three months ended March 31, 2003. This increase was primarily related to a $0.3 million increase in depreciation and amortization due to the completion of our corporate headquarters and several other large projects and the inclusion of WONC in our consolidated results ($0.2 million) after our purchase of majority ownership in the spring of 2002.

Capital expenditures of $5.3 million in the first quarter of 2002 primarily include expenditures related to the completion of the Company’s new corporate center.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

Other income (expense) for the three months ended March 31, 2003 decreased $1.9 million when compared to the three months ended March 31, 2002. This decrease relates to a $2.4 million reduction in gains on sales of investments and a $0.3 million increase in interest expense partially offset by a $0.5 million decrease in impairment charges on investments and an increase in equity in income of affiliates of $0.4 million.

Liquidity and Capital Resources

Net cash provided by operating activities
Cash provided by operating activities increased $6.0 million to $10.0 million for the three months ended March 31, 2003. The increase primarily related to more income generated from higher margins in operating activities rather than from gain on sales of securities as well as positive working capital changes.

Net cash used in investing activities
Cash used in investing activities decreased to $5.0 million during the three months ended March 31, 2003 compared with $8.5 million for the three months ended March 31, 2002. Capital expenditures were lower during the three months ended March 31, 2003 and proceeds from securities sales were down significantly in the three months ended March 31, 2003 compared with the three months ended March 31, 2002.

Net cash used in financing activities
Net cash used in financing activities was $1.2 million during the three months ended March 31, 2003 compared with cash provided by financing activities of $2.8 million during the three months ended March 31, 2002. Dividends were the primary use of cash for financing activities in the first three months of 2003 while proceeds from credit facilities of $4.5 million offset the dividends and stock repurchases in the first three months of 2002.

At March 31, 2003, the fair market value of the Company’s marketable investment securities was $6.4 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.50%. The interest rate on March 31, 2003 was 2.79%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2003, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2003, the Company had no amounts outstanding under this credit line.

As mentioned in Note 8, West Corporation purchased the stock of ITC Holding Company, Inc. on May 9, 2003. The Company had a 4.4% equity interest in ITC. The Company received a distribution of $13.4 million in cash plus stock in a newly formed company.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year

			2004 to	2006 to	2008 and
	Total	Remainder of 2003	2005	2007	after

Contractual obligations:
Long-term debt	$127,697	$—	$17,697	$60,000	$50,000
Operating leases	5,935	1,653	3,458	777	47
Capital leases	94	71	23	—	—

	$133,726	$1,724	$21,178	$60,777	$50,047

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 8, WONC executed an agreement that results in the cancellation of a $17.7 million promissory note payable to Wireless One. The cancellation of the promissory note will occur in the second quarter of 2003.

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Wireless and Internet and Data Service units, as well as its operations, payments associated with long-term debt and investments as summarized above.

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties, and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include:

•	our ability to respond effectively to the issues surrounding the industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	our ability to recover the substantial costs incurred over the past few years in connection with our expansion into new businesses,

•	our ability to attract and retain key personnel,

•	our ability to retain our existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	our ability to control pricing and product offerings in a highly competitive industry,

•	the performance of our investments,

•	our ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

In some cases, these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project” or “potential” or the negative of these words or other comparable words.

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All forward-looking statements should be viewed with caution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is currently 1.50%, based on various financial ratios. The interest rate on March 31, 2003 was 2.79%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2003, $60.0 million was outstanding under the revolving credit agreement. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2003. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2003, the Company had no amounts outstanding under this credit line.

The Company has a $17.7 million note payable to Wireless One that bears interest at 9% annually with principal payments due over the 10 year period ending March 2012. A $7.0 million principal payment was due by March 2003 (which payment may be deferred until March 2005 with the payment of accrued interest) and the remainder payable in equal annual installments beginning in March 2008. As discussed in Note 8, the Company delivered a “Split-Up Notice” to Wireless One. In April 2003, the Company entered an agreement with Wireless One that will result in the cancellation of a $17.7 million promissory note to Wireless One. The cancellation of the promissory note will occur in the second quarter of 2003.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53%, and 3.81%, respectively, plus a spread. The fair value of each swap as of March 31, 2003 was ($469,790), ($372,917), and ($204,540), respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates, but subject the Company to above market interest costs if interest rates decline.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are designed to insure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

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

While performing a review of the Company’s disclosure controls and procedures during the fourth quarter of 2002, a number of areas were identified in which the Company’s internal controls could be strengthened. In that regard, the Company has taken the following steps with regard to its internal controls:

•	reviewed the experience and technical accounting knowledge of certain key accounting personnel with regard to their responsibilities and has made certain changes considered appropriate by the Company considers appropriate; and

•	direct that steps be taken to ensure that certain policies, objectives, procedures, roles and responsibilities are well defined, understood and followed.

The Company initiated these improvements during the fourth quarter of 2002. The Company will continue to evaluate the effectiveness of its actions as well as the Company’s overall disclosure controls and procedures and internal controls and may take further actions as appropriate.

In the course of the preparation of its financial statement for 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect. To specifically address these errors, the Company has made appropriate modifications to refine its process of estimating certain revenues and expenses for future reporting periods. On February 25, 2003 we filed a current report on Form 8-K, disclosing our intention to present restated financial information for the fiscal years ended December 31, 2000 and December 31, 2001 in the Annual Report on Form 10-K for the year ended December 31, 2002. In addition, we have restated certain previously reported quarterly results of operations, selected financial data and segment data presented in the Form 10-K for the year ended December 31, 2002.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

10.1	Executive Nonqualified Excess Plan, as amended dated December 1, 2001

11	Computation of Earnings per Share

99.1	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K announcing that the Company, through its wholly-owned subsidiary CT Wireless Cable, Inc. (“CTWC”), executed an agreement, dated April 22, 2003 to implement the “Split-Up” of Wireless One of North Carolina, L.L.C. (“WONC”) between Wireless One, Inc. (“Wireless One”), a subsidiary of Worldcom, Inc. and CTWC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC. (Registrant)

/s/ Ronald A. Marino Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

May 14, 2003 Date

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ Michael R. Coltrane

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ James E. Hausman

James E. Hausman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Executive Nonqualified Excess Plan, as amended dated December 1, 2001

11	Computation of Earnings per Share

99.1	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002