Form 10-Q
period 2003-06-30
CT COMMUNICATIONS INC /NC
filed 2003-08-06
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                       (MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 0-19179

CT COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-1837282 (I.R.S. Employer Identification No.)

1000 Progress Place NE P.O. Box 227, Concord, NC (Address of principal executive offices)	28026-0227 (Zip Code)

(704) 722-2500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     18,763,695 shares of Common Stock outstanding as of August 1, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands except share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	(Unaudited)
	June 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$8,628	$7,652
Accounts receivable and unbilled revenue, net	20,556	22,289
Income tax receivable	—	3,007
Other	9,164	8,220

Total current assets	38,348	41,168

Investment securities	6,838	6,379
Other investments	1,188	797
Investments in unconsolidated companies	13,945	12,729
Property and equipment, net	208,606	211,897
Goodwill	9,906	9,906
Other intangibles, net	35,299	53,070
Other assets	1,354	1,612
Assets of discontinued operations	—	1,206

Total assets	$315,484	$338,764

Current liabilities:
Accounts payable	$5,117	$8,632
Customer deposits and advance billings	2,467	2,593
Other accrued liabilities	14,131	12,363
Liabilities of discontinued operations	1,388	1,645

Total current liabilities	23,103	25,233

Long-term debt	90,000	127,697
Deferred credits and other liabilities:
Deferred income taxes	17,136	12,433
Post-retirement benefits other than pension	11,383	11,099
Other	2,218	2,101

Total deferred credits and other liabilities	30,737	25,633

Total liabilities	143,840	178,563

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at June 30, 2003 and December 31, 2002	336	336
4.5% series, $100 par value; 614 shares outstanding at June 30, 2003 and December 31, 2002	61	61
Common stock, 18,763,695 and 18,686,740 shares outstanding at June 30, 2003 and December 31, 2002, respectively	40,729	39,962
Other capital	298	298
Unearned compensation	(648)	(470)
Other accumulated comprehensive loss	(357)	(817)
Retained earnings	131,225	120,831

Total stockholders’ equity	171,644	160,201

Total liabilities and stockholders’ equity	$315,484	$338,764

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Operating revenue	$39,953	$37,126	$78,649	$72,781
Operating expense	34,807	32,708	69,171	64,106

Operating income	5,146	4,418	9,478	8,675

Other income (expense):
Equity in income of unconsolidated companies, net	1,398	1,180	2,448	1,860
Interest, dividend income and gain on sale of investments	14,747	1,844	15,264	4,786
Impairment of investments	(1,273)	(171)	(1,284)	(705)
Other expenses, principally interest	(2,236)	(1,602)	(3,877)	(2,894)

Total other income	12,636	1,251	12,551	3,047

Income from continuing operations before income taxes	17,782	5,669	22,029	11,722
Income taxes	7,000	2,237	8,765	4,620

Income from continuing operations	10,782	3,432	13,264	7,102
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the three and six months ended June 30, 2003 and $389 and $870 for the three and six months ended June 30, 2002, respectively	(424)	(756)	(424)	(1,688)

Net income	10,358	2,676	12,840	5,414
Dividends on preferred stock	5	4	10	10

Earnings for common stock	$10,353	$2,672	$12,830	$5,404

Basic earnings per share:
Continuing operations	$0.58	$0.18	$0.71	$0.38
Discontinued operations	(0.02)	(0.04)	(0.02)	(0.09)
Net income	0.55	0.14	0.69	0.29
Diluted earnings per share:
Continuing operations	0.57	0.18	0.71	0.38
Discontinued operations	(0.02)	(0.04)	(0.02)	(0.09)
Net income	0.55	0.14	0.68	0.29
Basic weighted average shares outstanding	18,739,580	18,734,756	18,727,943	18,746,997
Diluted weighted average shares outstanding	18,781,631	18,774,592	18,748,101	18,790,135

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consoldiated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Net income	$10,358	$2,676	$12,840	$5,414
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	377	(907)	376	(2,486)
Unrealized holding gains (losses) on interest rate swaps	34	(221)	76	(63)
Less reclassification adjustment for losses (gains) realized in net income	4	(1,137)	8	(2,965)

Comprehensive income (loss)	$10,773	$411	$13,300	$(100)

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,

		(Restated)
	2003	2002

Cash flows from operating activities:
Net income	$12,840	$5,414
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	424	1,688
Depreciation and amortization	15,387	13,288
Post-retirement benefits	283	138
Loss (gain) on sale of investment securities	13	(3,967)
Gain on sale of investments in unconsolidated companies	(14,401)	(657)
Impairment of investments	1,284	705
Undistributed income of unconsolidated companies	(2,448)	(1,860)
Undistributed patronage dividends	(391)	—
Deferred income taxes and tax credits	4,409	1,397
Changes in operating assets and liabilities, net of effects of acquisitions	3,028	1,343

Net cash provided by operating activities	20,428	17,489

Cash flows from investing activities:
Capital expenditures	(11,223)	(27,341)
Purchases of investments in unconsolidated companies	(2,959)	(500)
Purchases of investment securities	(177)	(1,148)
Purchases of wireless spectrum	—	(760)
Proceeds from sale of investment in unconsolidated companies	16,380	818
Proceeds from sale of investment securities	33	4,892
Partnership capital distribution	1,197	1,987
Acquisitions, net of cash	—	(3,213)

Net cash provided by (used in) investing activities	3,251	(25,265)

Cash flows from financing activities:
Proceeds from credit facility	—	12,500
Repayment of long-term debt	(20,000)	—
Dividends paid	(2,446)	(2,457)
Repurchases of common stock	—	(2,395)
Proceeds from common stock issuances	335	327

Net cash (used in) provided by financing activities	(22,111)	7,975

Net cash used in discontinued operations	(592)	(1,958)
Net increase (decrease) in cash and cash equivalents	976	(1,759)
Cash and cash equivalents at beginning of period	7,652	8,397

Cash and cash equivalents at end of period	$8,628	$6,638

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable in connection with disposition of
wireless spectrum	$17,697	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2003 and 2002, and the results of its operations and cash flows for the three and six months then ended. These unaudited financial statements should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and do not include all disclosures associated with the Company’s annual financial statements.

2.	In certain instances, amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the 2003 consolidated financial statements’ presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	June 30, 2003	December 31, 2002

Land, buildings and general equipment	$86,797	$85,716
Central office equipment	159,125	148,484
Poles, wires, cables and conduit	138,331	133,645
Construction in progress	4,068	8,322

	388,321	376,167
Accumulated depreciation	(179,715)	(164,270)

Property and equipment, net	$208,606	$211,897

5.	RESTATEMENT

In the course of the preparation of its financial statements for the year 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect. The cumulative after-tax effect of these errors for the three and six months ended June 30, 2002, resulted in the Company recording additional net loss of $0.1 million and $0.2 million, respectively. The cumulative after-tax effect of these errors resulted in a reduction in diluted earnings per share of $0.01 per share for the three and six months ended June 30, 2002. The accompanying financial statements for the three and six months ended June 30, 2002, have been restated to reflect the corrected calculations.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The correction of the above items resulted in the restatement of certain amounts on the statements of income for the three and six months ended June 30, 2002. These items are as follows (in thousands):

	Three months ended June 30, 2002

		(Note 6)
		Discontinued
Income Statement	As Reported	Operations	Restatement	As Restated

Operating revenue	$37,381	$(47)	$(208)	$37,126
Operating expense	33,967	(1,222)	(37)	32,708
Operating income	3,414	1,175	(171)	4,418
Other income	1,281	(30)	—	1,251
Income from continuing operations before income taxes	4,695	1,145	(171)	5,669
Income taxes	1,918	389	(70)	2,237
Income from continuing operations	2,777	756	(101)	3,432
Loss from discontinued operations	—	(756)	—	(756)
Net income (loss)	2,777	—	(101)	2,676

	Six months ended June 30, 2002

		(Note 6)
		Discontinued
Income Statement	As Reported	Operations	Restatement	As Restated

Operating revenue	$72,956	$(82)	$(93)	$72,781
Operating expense	66,480	(2,550)	176	64,106
Operating income	6,476	2,468	(269)	8,675
Other income	2,958	89	—	3,047
Income from continuing operations before income taxes	9,434	2,557	(269)	11,722
Income taxes	3,861	869	(110)	4,620
Income from continuing operations	5,573	1,688	(159)	7,102
Loss from discontinued operations	—	(1,688)	—	(1,688)
Net income (loss)	5,573	—	(159)	5,414

	Six months ended June 30, 2002

		(Note 6)
		Discontinued
Cash Flow Statement	As Reported	Operations	Restatement	As Restated

Net cash provided by operating activities	$15,531	$1,958	$—	$17,489
Net cash used in investing activities	(25,265)	—	—	(25,265)
Net cash used in discontinued operations	—	(1,958)	—	(1,958)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	DISCONTINUED OPERATIONS

On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, a subsidiary of the Company. The Company ceased operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. For the three and six months ended June 30, 2002, Wavetel’s revenue reported in discontinued operations was $47,000 and $82,000, respectively. Wavetel’s loss before income taxes, reported in discontinued operations, for the three and six months ended June 30, 2002 was $1.1 million and $2.6 million, respectively. In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceed the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The assets and liabilities of the discontinued operations at June 30, 2003 and December 31, 2002 consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Assets of discontinued operations:
Other current assets	$—	$13
Property and equipment, net	—	1,206

Total assets	$—	$1,219

Liabilities of discontinued operations:
Accounts payable	$28	$276
Accrued liabilities	38	124
Other liabilities, primarily lease obligations	1,322	1,245

Total liabilities	$1,388	$1,645

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of restructuring liability activity related to the discontinued operations for the six months ended June 30, 2003 is as follows (in thousands):

Balance at December 31, 2002	$1,243
Lease termination costs	(298)
Severance costs	(130)
Network removal costs	(93)
Other costs	(100)
Adjustments	700

Balance at June 30, 2003	$1,322

7.	COMMON STOCK

The following is a summary of Common Stock transactions during the six months ended June 30, 2003:

	Shares	Amount

Outstanding at December 31, 2002	18,686,740	$39,962,278
Purchase of Common Stock	(41,193)	(438,383)
Issuance of Common Stock	118,148	1,205,187

Outstanding at June 30, 2003	18,763,695	$40,729,082

	Basic	Diluted

Weighted average shares outstanding for the three months ended June 30, 2003	18,739,580	18,781,631
Weighted average shares outstanding for the three months ended June 30, 2002	18,734,756	18,774,592
Weighted average shares outstanding for the six months ended June 30, 2003	18,727,943	18,748,101
Weighted average shares outstanding for the six months ended June 30, 2002	18,746,997	18,790,135

The Company began a stock repurchase program in March 2001 that was extended in March 2002 that authorized the repurchase of up to 1,000,000 shares of its outstanding Common Stock. In April 2003, the Board of Directors approved the extension of the stock repurchase program through March 2004 and authorized the repurchase of up to an additional 1,000,000 shares of its outstanding Common Stock. As of June 30, 2003, 322,950 shares had been repurchased since March 2001, at a cost of approximately $4.7 million.

Outstanding options to purchase approximately 597,000 and 624,000 shares of Common Stock for the three and six months ended June 30, 2003, respectively, and approximately 674,000 shares of Common Stock for the three and six months ended June 30, 2002 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the Company’s investments by class of security at June 30, 2003 and December 31, 2002 were as follows (in thousands):

Equity Securities	Amortized	Gross Unrealized	Gross Unrealized
Available-for-Sale	Cost	Holding Gains	Holding Losses	Fair Value

June 30, 2003	$6,458	$507	$(127)	$6,838
December 31, 2002	$6,597	$98	$(316)	$6,379

During the second quarter of 2003, the Company recognized an impairment loss of $0.3 million on an equity security investment due to a decline in fair value of the equity security that, in the opinion of management, was considered to be other than temporary. This impairment loss is included in the caption “Impairment of investments” in the accompanying consolidated statements of income.

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Equity Method:
Palmetto MobileNet, L.P.	$10,003	$8,740
Other	109	120
Cost Method:
ITC Holding Company	—	1,980
Maxcom Telecomunicaciones, S.A. de C.V.	500	1,239
Magnolia Holding Company	2,958	—
Other	375	650

Total	$13,945	$12,729

On September 14, 2001, the Company’s wholly-owned subsidiary, CT Wireless Cable, Inc. (“CTWC”), and Wireless One of North Carolina, L.L.C. (“WONC”), entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc., a subsidiary of WorldCom, Inc. (“Wireless One”), and Worldcom Broadband Solutions, Inc., pursuant to which WONC would purchase from Wireless One its entire 50% interest in WONC. The Federal Communications Commission (“FCC”) approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002. At December 31, 2002, CTWC held 100% of the equity interest in WONC. This transaction was accounted for using the purchase method of accounting. As a result, the results of WONC were consolidated with the Company’s results from the beginning of the second quarter of 2002. Pro forma results for WONC are not material to the Company’s consolidated financial statements.

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

On July 19, 2002, WONC delivered a “Split-Up Notice” to Wireless One pursuant to the Purchase Agreement. This notice set into motion a process under the Purchase Agreement pursuant to which WONC would transfer to Wireless One certain of WONC’s licensed frequencies.

On April 22, 2003, WONC executed an agreement that resulted in the cancellation of the $17.7 million promissory note payable to Wireless One. The agreement resulted in the payment of accrued interest due under the promissory note and the transfer of certain licensed frequencies to Wireless One in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One. The Company recorded charges of $0.4 million in the second quarter as a result of this agreement. At June 30, 2003, CTWC held 100% of the equity interest in WONC.

On May 9, 2003, West Corporation (“West”) purchased the stock of ITC Holding Company, Inc. (“ITC”). The Company had a 4.4% equity interest in ITC. This transaction resulted in a gain to the Company of $14.5 million. As part of the purchase agreement between West and ITC, certain funds will be held in escrow until certain contingencies are resolved. The Company’s portion of the escrowed funds is $1.2 million. The $1.2 million will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable.

In addition, in a separate, but related transaction, the Company elected to use a portion of the cash proceeds received from the sale of ITC to purchase stock of a newly formed company called Magnolia Holding Company (“Magnolia”). Magnolia purchased certain assets of ITC that were not purchased by West. The Company holds a 4.6% equity interest in Magnolia.

During the second quarter of 2003, the Company recognized an impairment loss of $1.0 million related to its investments in unconsolidated companies, of which $0.7 million related to its investment in Maxcom Telecomunicaciones, S.A. de C.V. The impairment loss is included in the caption “Impairment of investments” in the accompanying consolidated statements of income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	LONG-TERM DEBT

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. The interest rate on June 30, 2003 was 2.62%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2003, $40.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2003, the Company had no amounts outstanding under this credit line.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53% and 3.81%, respectively. The fair value of each of the swaps as of June 30, 2003 was $(0.4) million, $(0.4) million and $(0.2) million, respectively.

11.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of June 30, 2003, and was unchanged for the quarter then ended.

In adopting SFAS No. 142, the Company reassessed the useful lives of other intangible assets. Other intangible assets consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, the Company is no longer amortizing wireless licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company periodically reviews its determination of an indefinite useful life for wireless licenses.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a significant effect on the Company’s financial position or results of operations.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

13.	STOCK OPTIONS

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

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Net income, as reported	$10,358	$2,676	$12,840	$5,414
Total stock-based compensation expense determined under fair value based method for all awards, net of income tax	209	181	417	362

Pro forma net income	$10,149	$2,495	$12,423	$5,052

Basic earnings per common share
As reported	$0.55	$0.14	$0.69	$0.29
Pro forma	0.54	0.13	0.66	0.27
Diluted earnings per common share
As reported	0.55	0.14	0.68	0.29
Pro forma	0.54	0.13	0.66	0.27

14.	SEGMENT INFORMATION

The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services, the digital wireless group (“Digital Wireless”), which provides wireless phone services, the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area, the Greenfield business (“Greenfield”), which provides full telecommunications services to mixed-use developments outside the ILEC’s operating area, Internet and data services (“IDS”), which provides dial-

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

up and high-speed internet access and other data related services and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina of which the Company has an equity interest through CT Cellular. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”. Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company. The Company will continue to include the financial information for Palmetto on an annual basis as presented in the Form 10-K for the year ended December 31, 2002.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below provide services primarily within North Carolina. Greenfield also provides service in Georgia. Selected data by business segment for the three and six months ended June 30, 2003 and 2002, is as follows (in thousands):

Three months ended June 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$23,568	$6,808	$5,377	$1,565	$2,635	$—	$39,953
External expense	11,428	5,612	4,790	2,073	2,548	757	27,208
Depreciation and amortization	5,045	437	424	861	501	331	7,599

Operating income (loss)	$7,095	$759	$163	$(1,369)	$(414)	$(1,088)	$5,146

Segment assets	$163,125	$30,742	$16,215	$23,153	$14,937	$67,312	$315,484

Three months ended June 30, 2002 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$23,906	$6,001	$3,873	$902	$2,444	$—	$37,126
External expense	11,133	4,840	5,199	1,709	2,502	539	25,922
Depreciation and amortization	4,929	278	547	479	348	205	6,786

Operating income (loss)	$7,844	$883	$(1,873)	$(1,286)	$(406)	$(744)	$4,418

Segment assets	$161,536	$29,968	$17,511	$18,253	$15,562	$90,245	$333,075

Six months ended June 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$47,100	$13,681	$9,848	$2,877	$5,143	$—	$78,649
External expense	22,398	11,287	9,558	4,001	4,944	1,596	53,784
Depreciation and amortization	10,452	800	1,086	1,415	972	662	15,387

Operating income (loss)	$14,250	$1,594	$(796)	$(2,539)	$(773)	$(2,258)	$9,478

Segment assets	$163,125	$30,742	$16,215	$23,153	$14,937	$67,312	$315,484

Six months ended June 30, 2002 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$47,127	$11,846	$7,320	$1,702	$4,786	$—	$72,781
External expense	21,855	9,592	9,962	3,350	5,279	780	50,818
Depreciation and amortization	9,847	478	1,062	899	791	211	13,288

Operating income (loss)	$15,425	$1,776	$(3,704)	$(2,547)	$(1,284)	$(991)	$8,675

Segment assets	$161,536	$29,968	$17,511	$18,253	$15,562	$90,245	$333,075

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Segment operating income	$5,146	$4,418	$9,478	$8,675
Total other income	12,636	1,251	12,551	3,047

Income from continuing operations before income taxes	$17,782	$5,669	$22,029	$11,722

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Segments

We are a growing provider of telecommunications services to residential and business customers located primarily in North Carolina. We offer a broad range of telecommunications services consisting of local and long distance telephone services, Internet and data services, and digital wireless products and services.

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

We devoted substantial effort in the past three years to developing business plans, enhancing our management team and board of directors, and designing and developing our business support and operating systems. Development of these areas required significant investment of capital and start-up expenses. We believe that through these investments, we are positioning ourselves to achieve our strategic objectives.

Our primary focus is to maximize our ILEC business in our current markets by cross-selling integrated products and packages and growing our customer base through our CLEC, Greenfield, Internet and Data Services, and Digital Wireless businesses. We will also consider strategic acquisitions and investments as opportunities arise.

We have identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, Internet and Data Services and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company.

The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Results of Operations

Consolidated Operating Results (in thousands except lines and subscribers)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$39,953	$37,126	$78,649	$72,781
Total operating expense	34,807	32,708	69,171	64,106

Operating income	$5,146	$4,418	$9,478	$8,675

Depreciation and amortization	$7,599	$6,786	$15,387	$13,288
Capital expenditures	5,248	14,888	11,024	27,322
Total assets			315,484	333,075
Ending wired access lines			152,720	150,354
Ending wireless subscribers			34,572	32,107

Three months ended June 30

Operating revenue increased $2.8 million or 7.6% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This $2.8 million increase is primarily attributable to a $1.5 million increase in CLEC revenue driven by a 13.4% increase in CLEC access lines and recognition of $0.5 million in previously disputed access revenue, a $0.8 million increase in Digital Wireless revenue driven by a 7.7% increase in wireless subscribers and an increase in wireless settlement and roaming revenue, a $0.7 million increase in Greenfield revenue as Greenfield access lines increased 81.5% and a $0.2 million increase in Internet and Data Services revenue. These increases were partially offset by a $0.3 million decrease in ILEC revenue.

For the three months ended June 30, 2003, operating expense increased $2.1 million or 6.4% compared to the three months ended June 30, 2002. The increase in operating expense is primarily related to the increasing customer base in our Digital Wireless, CLEC and Greenfield businesses. In addition, $0.8 million of the increase is related to higher depreciation and amortization expenses related to the addition of 14 cell sites during the second half of 2002.

Operating margin was 12.9% for the three months ended June 30, 2003 compared to 11.9% for the three months ended June 30, 2002.

Six months ended June 30

Operating revenue increased $5.9 million or 8.1% for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. This $5.9 million increase is primarily attributable to a $2.5 million increase in CLEC revenue, a $1.8 million increase in Digital Wireless revenue and a $1.2 million increase in Greenfield revenue.

As a result of this growth in our competitive businesses, we have diversified operating revenue in the Company significantly over the past two years. For the six months ended June 30, 2003, the ILEC represented 59.9% of revenue compared to 64.8% in 2002, while Digital Wireless has grown to 17.4% of revenue and the combined CLEC and Greenfield businesses has grown to 16.2% of revenue.

For the six months ended June 30, 2003, operating expense increased $5.1 million or 7.9% as compared to the six months ended June 30, 2002. Of this increase in operating expense, $2.1 million is related to depreciation and amortization expense as several large capital projects were completed during 2002. The remaining increase is related to the increasing customer base in our Digital Wireless, CLEC and Greenfield businesses.

For the six months ended June 30, 2003, revenue grew 8.1% and expense grew 7.9%. Operating margin was 12.1% for the six months ended June 30, 2003 compared to 11.9% for the six months ended June 30, 2002.

On July 30, 2003, Pillowtex Corp., a large textile company in North Carolina, announced it was filing for bankruptcy and would layoff its entire workforce. The majority of Pillowtex’s operations and employees are located in the areas in which the Company operates. The potential impact on the Company’s financial results can not be determined at this time.

In February 2003, the Federal Communications Commission (“FCC”) adopted a decision resulting from a triennial review of rules concerning unbundled network elements (“UNEs”). This decision has yet to be released by the FCC. After it is released, state commissions will be required to address several issues. In addition, the FCC is expected to begin an inquiry later this year into making changes to its total element long run incremental cost methodology (“TELRIC”) pricing rules. At this time, the impact of these decisions to our businesses can not be determined.

17

ILEC (in thousands except lines)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$23,568	$23,906	$47,100	$47,127
Total operating expense	16,473	16,062	32,850	31,702

Operating income	$7,095	$7,844	$14,250	$15,425

Depreciation and amortization	$5,045	$4,929	$10,452	$9,847
Capital expenditures	2,868	5,464	6,176	8,764
Total assets			163,125	161,536
Ending business access lines			29,373	31,458
Ending residential access lines			87,489	89,905
Ending total access lines			116,862	121,363
Ending long distance lines			84,686	83,849

Three months ended June 30

Operating revenue for the ILEC decreased $0.3 million for the three months ended June 30, 2003. This 1.4% decrease in revenue was primarily due to a $0.3 million decrease in long distance revenue and a $0.3 million decrease in equipment sales. In addition, contributing to this decrease was a $0.4 million decrease in wireless interconnection revenues compared to the second quarter of 2002. These decreases were partially offset by an increase in settlement revenue of $0.6 million and a slight increase in average recurring line revenue despite a 3.7% decrease in access lines.

Wireless interconnection revenue is likely to decline further as the Company develops direct billing relationships with wireless carriers for termination of wireless traffic in our network. The Company believes that quarterly revenue may decline up to $0.8 million compared to historical rates. This decline is due to migration of this traffic to direct billing arrangements subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. This rate decline will be somewhat offset as wireless traffic terminated in our network increases. The Company has raised this issue with the North Carolina Utilities Commission (“NCUC”); however, it is uncertain whether the NCUC will grant any relief or what form such relief will take.

Operating expense in the ILEC increased $0.4 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating margins decreased to 30.1% in 2003 from 32.8% in 2002. Approximately half of this margin reduction can be attributed to the decline in wireless interconnection revenue.

Capital expenditures for the three months ended June 30, 2003 were 12.2% of ILEC operating revenue as compared to 22.9% for the three months ended June 30, 2002.

ILEC access lines subscribing to our long distance service increased slightly for the three months ended June 30, 2003 despite the 3.7% access line loss. At June 30, 2003, 72.5% of ILEC access lines subscribed to our long distance service, up from 69.1% at June 30, 2002.

Six months ended June 30

Operating revenue for the ILEC for the six months ended June 30, 2003 was flat compared to the six months ended June 30, 2002, despite a 3.7% decrease in access lines.

Primary factors impacting the access lines decrease are the loss of second lines due to digital subscriber line (“DSL”) adoption, cable modem penetration and wireless substitution. In addition, during the six months ended June 30, 2003, 1,581 business lines were lost related to two Internet service providers that moved their service to a wholesale provider. Although these 1,581 lines are not included in the line counts, the Company still receives wholesale revenues from these lines. Also contributing to the business line loss during the six months ended June

30, 2003 was the uncertain economic environment in the area in which we serve, specifically the difficulties faced by the textiles industry.

Operating expense in the ILEC increased $1.1 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Operating margins decreased to 30.3% in 2003 from 32.7% in 2002. An increase in depreciation and amortization expense accounted for $0.6 million of the increase in operating expense. In addition, a portion of the decrease in operating margins can be attributed to the decline in wireless interconnection revenue.

Legislation was enacted in the North Carolina General Assembly that has effectively deregulated the provision of intraLATA long distance service, interLATA long distance service, long distance operator services and provided other regulatory flexibility. This legislation will not affect our long distance operation since it is not required to file tariffs for services regulated by the NCUC. However, this legislation will allow our ILEC more flexibility in offering service bundles and promotions.

CLEC (in thousands except lines)

	Three months ended June 30,		Six months ended June 30,
		(Restated)	(Restated)
	2003	2002	2003	2002

Total operating revenue	$5,377	$3,873	$9,848	$7,320
Total operating expense	5,214	5,746	10,644	11,024

Operating income (loss)	$163	$(1,873)	$(796)	$(3,704)

Depreciation and amortization	$424	$547	$1,086	$1,062
Capital expenditures	209	1,086	465	1,586
Total assets			16,215	17,511
Ending access lines			27,897	24,605
Ending long distance lines			14,649	12,989

Three months ended June 30

For the three months ended June 30, 2003, CLEC operating revenue increased $1.5 million compared to the three months ended June 30, 2002. This increase is due to a 13.4% increase in access lines, as well as a 12.8% increase in CLEC customers subscribing to our long distance service. In addition, $0.5 million of the increase in revenue was the result of the collection of previously disputed carrier access billings in the second quarter of 2003.

CLEC operating expense was $5.2 million and $5.7 million for the three months ended June 30, 2003 and June 30, 2002, respectively. We expect margins to continue to be positively impacted as we add new customers to the existing transport infrastructure and continue internal initiatives to control costs and improve profitability.

Six months ended June 30

For the six months ended June 30, 2003, CLEC operating revenue increased $2.5 million compared to the six months ended June 30, 2002. This increase is due to an increase in access lines, as well as an increase in CLEC customers subscribing to our long distance service. In addition, $0.7 million of the increase in revenue was the result of the collection of previously disputed carrier access billings in the period.

CLEC operating expense was $10.6 million and $11.0 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. Based on current traffic, this rate reduction is expected to negatively impact revenue by $0.1 million per quarter. This rate reduction may be somewhat offset in future periods as call volumes are expected to increase.

Greenfield (in thousands except lines and signed agreements)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$1,565	$902	$2,877	$1,702
Total operating expense	2,934	2,188	5,416	4,249

Operating income (loss)	$(1,369)	$(1,286)	$(2,539)	$(2,547)

Depreciation and amortization	$861	$479	$1,415	$899
Capital expenditures	1,003	2,725	2,149	4,831
Total assets			23,153	18,253
Ending access lines			7,961	4,386
Ending long distance lines			3,397	1,622
Total signed agreements			80	65

Three months ended June 30

Greenfield revenue for the three months ended June 30, 2003 increased 73.5% compared to the three months ended June 30, 2002. This revenue increase is primarily attributable to an 81.5% increase in access lines compared to 2002. Three new agreements were signed during the second quarter of 2003 bringing the total agreements signed to 80. These agreements represent an estimated 45,500 access lines at completion, of which over 90% are residential lines.

Operating expense increased $0.7 million or 34.1% for the three months ended June 30, 2003. This increase is related primarily to the 81.5% increase in access lines and a $0.4 million increase in depreciation expense, partially offset by improved gross margins resulting from the larger customer base. Capital expenditures for the three months ended June 30, 2003 were $1.7 million lower than for the three months ended June 30, 2002. This decrease is primarily due to the slower pace in which new agreements are being signed as the Company targets developments with the most efficient capital deployments.

For the three months ended June 30, 2003, 42.7% of Greenfield access lines also subscribed to our long distance service, up from 37.0% in 2002. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically have not selected our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

Six months ended June 30

Greenfield revenue for the six months ended June 30, 2003 increased 69.0% compared to the six months ended June 30, 2002. Revenue increased primarily due to an 81.5% increase in access lines compared to 2002.

Operating expense increased $1.2 million or 27.5% for the six months ended June 30, 2003. This increase related primarily to an increase in access lines and a $0.5 million increase in depreciation expense. Capital expenditures for the six months ended June 30, 2003 were $2.7 million lower than for the six months ended June 30, 2002. This decrease is primarily due to the slower pace in which new agreements are being signed as the Company targets developments with the most efficient capital deployments.

On June 6, 2003 the North Carolina Utilities Commission initiated a generic inquiry involving all certificated telecommunications providers regarding preferred provider contracts. CT Communications does have preferred provider contracts through its Greenfield operations. Based on the outcome of this inquiry these agreements may need to be modified to comply with any rules promulgated by the North Carolina Utilities Commission.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be offset by increased levels of traffic as the Company continues to build-out its projects.

Digital Wireless (in thousands except subscribers)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$6,808	$6,001	$13,681	$11,846
Total operating expense	6,049	5,118	12,087	10,070

Operating income	$759	$883	$1,594	$1,776

Depreciation and amortization	$437	$278	$800	$478
Capital expenditures	124	1,702	183	2,604
Total assets			30,742	29,968
Ending post-pay subscribers			34,572	32,107

Three months ended June 30

Digital Wireless operating revenue for the three months ended June 30, 2003 grew $0.8 million or 13.4% compared to the three months ended June 30, 2002. Of this increase, $0.2 million related to recurring monthly billing revenue from post-pay wireless subscriber growth of nearly 2,500 net subscribers, an increase of 7.7%, in 2003. Also contributing to our increase in revenue during 2003 was higher settlement revenue of $0.3 million related to a 23% increase in the minutes of use on our wireless network for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Operating expense increased 18.2% in 2003 to $6.0 million. The increase in operating expense was due to the addition of customers, the increase in minutes of use on our network, increased marketing expenditures and additional depreciation and amortization expense related to the addition of 14 cell sites in the second half of 2002.

Capital expenditures for the three months ended June 30, 2003 were $0.1 million compared to $1.7 million for the three months ended June 30, 2002. This decrease was due to the delay in construction of new cell sites in the first half of 2003. The Company slowed capital spending during the first half of 2003 while network testing was performed to identify coverage and interference needs. We currently anticipate construction of seven new cell sites in the second half of 2003.

Six months ended June 30

Digital Wireless operating revenue for the six months ended June 30, 2003 grew $1.8 million or 15.5% compared to the six months ended June 30, 2002. Of this increase, $0.8 million related to recurring monthly billing revenue. Also contributing to our increase in revenue during 2003 was higher settlement revenue of $0.7 million related to a 23% increase in the minutes of use on our wireless network for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Operating expense increased 20.0% in 2003 to $12.1 million. The increase in operating expense was due to the addition of customers, the increase in minutes of use on our network, the opening of two new retail outlets and increased marketing expenditures.

The FCC has established a deadline of November 24, 2003 for wireless carriers to implement local number portability (“LNP”). There are several operational issues that still must be addressed by the FCC in a timely manner to allow for wireless LNP to occur. It is expected that wireless LNP could result in increased rates of customer churn.

Internet and Data Services (“IDS”) (in thousands except lines and accounts)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$2,635	$2,444	$5,143	$4,786
Total operating expense	3,049	2,850	5,916	6,070

Operating income (loss)	$(414)	$(406)	$(773)	$(1,284)

Depreciation and amortization	$501	$348	$972	$791
Capital expenditures	477	482	1,315	853
Total assets			14,937	15,562
Ending DSL lines			8,546	4,832
Ending dial-up accounts			11,983	13,381
Ending high-speed accounts			565	601

Three months ended June 30

IDS operating revenue for the three months ended June 30, 2003, grew 7.8% to $2.6 million. This $0.2 million increase in revenue was attributable to a $0.5 million increase in DSL revenue, partially offset by a decrease in dial-up, web development and web hosting revenue.

IDS operating expense was $3.0 million for the three months ended June 30, 2003, a 7.0% increase compared to the three months ended June 30, 2002. This increase relates primarily to the increase in DSL accounts. Operating loss for the second quarter of 2003 and the second quarter of 2002 was $0.4 million. Operating loss remained flat despite a $0.2 million increase in depreciation and amortization expense.

Six months ended June 30

IDS operating revenue for the six months ended June 30, 2003 increased $0.4 million or 7.5%. This $0.4 million increase in revenue was attributable to a $0.9 million increase in DSL revenue, partially offset by a decrease in dial-up, web development and web hosting revenue.

IDS operating expense was $5.9 million for the six months ended June 30, 2003, a 2.5% increase compared to the six months ended June 30, 2002. This increase relates primarily to the increase in DSL accounts.

DSL customers increased 76.9% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 bringing total DSL lines in service to 8,546 at June 30, 2003. This represents a penetration rate of 6.7% of ILEC access lines, up from 3.8% at the end of the second quarter of 2002, and a penetration rate of 8.7% of Greenfield access lines, up from 4.3% at the end of the second quarter of 2002.

Other Business Units (in thousands)

	Three months ended June 30,		Six months ended June 30,

		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating expense	$1,088	$744	$2,258	$991

Operating income (loss)	$(1,088)	$(744)	$(2,258)	$(991)

Depreciation and amortization	$331	$205	$662	$211
Capital expenditures	567	3,429	736	8,684
Total assets			67,312	90,245

Three months ended June 30

Operating expense for the other business units increased $0.3 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was related to a $0.1 million increase in depreciation and amortization expense and the inclusion of WONC in our consolidated results ($0.2 million) after our purchase of majority ownership in the spring of 2002.

Capital expenditures of $3.4 million in the second quarter of 2002 primarily include expenditures related to the completion of the Company’s new corporate center.

Six months ended June 30

Operating expense for the other business units increased $1.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was related to a $0.4 million increase in depreciation and amortization expense and the inclusion of WONC in our consolidated results ($0.4 million) after our purchase of majority ownership in the spring of 2002.

Other Income

Other income (expense) for the three months ended June 30, 2003 increased $11.4 million compared to the three months ended June 30, 2002. This increase relates to a $12.9 million increase in gains on sales of investments, offset by a $1.1 million increase in impairment charges on investments. The increase in gains on sales of investments is due to the sale of the Company’s investment in ITC, which resulted in a gain of $14.5 million in the second quarter of 2003.

For the six months ended June 30, 2003, other income (expense) increased $9.5 million compared to the six months ended June 30, 2002. This increase relates to a $10.5 million increase in gains on sales of investments and a $0.6 million increase in equity in income of unconsolidated companies, offset by a $1.0 million increase in other expenses and a $0.6 million increase in impairment charges on investments. The increase in gains on sales of investments is primarily due to the sale of the Company’s investment in ITC.

Liquidity and Capital Resources

Net cash provided by operating activities

Cash provided by operating activities increased $2.9 million to $20.4 million for the six months ended June 30, 2003. The increase primarily related to decreases in accounts receivable and unbilled revenue, increases in other accrued liabilities and other working capital changes, partially offset by a decrease in accounts payable.

Net cash provided by (used in) investing activities

Cash provided by investing activities increased to $3.3 million during the six months ended June 30, 2003 compared with cash used in investing activities of $25.3 million for the six months ended June 30, 2002. Capital expenditures were lower during the six months ended June 30, 2003 and proceeds from sales of investments in unconsolidated companies were up significantly in the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $22.1 million during the six months ended June 30, 2003 compared with cash provided by financing activities of $8.0 million during the six months ended June 30, 2002. During the second quarter of 2003, the Company paid off $20.0 million in long-term debt, which represented the primary use of cash in financing activities. Proceeds from credit facilities of $12.5 million offset the dividends and stock repurchases in the first six months of 2002.

At June 30, 2003, the fair market value of the Company’s marketable investment securities was $6.8 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.50%. The interest rate on June 30, 2003 was 2.62%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2003, $40.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2003, the Company had no amounts outstanding under this credit line.

As noted in Note 9, West purchased the stock of ITC. The Company had a 4.4% equity interest in ITC. The Company received a net distribution of $13.4 million in cash from this transaction. In addition, certain funds will be held in escrow until certain contingencies are resolved. The Company’s portion of the escrow funds is $1.2 million. The $1.2 million will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year

			2004 to	2006 to	2008 and
	Total	Remainder of 2003	2005	2007	after

Contractual obligations:
Long-term debt	$90,000	$—	$—	$40,000	$50,000
Operating leases	7,495	1,411	4,468	1,418	198
Capital leases	192	64	128	—	—

	$97,687	$1,475	$4,596	$41,418	$50,198

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

Factors that may cause actual results to differ materially from these forward-looking statements include:

•	our ability to respond effectively to the issues surrounding the industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	our ability to recover the substantial costs incurred over the past few years in connection with our expansion into new businesses,

•	our ability to attract and retain key personnel,

•	our ability to retain our existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	our ability to control pricing and product offerings in a highly competitive industry,

•	the performance of our investments,

•	our ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is currently 1.50%, based on various financial ratios. The interest rate on June 30, 2003 was 2.62%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2003, $40.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2003. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2003, the Company had no amounts outstanding under this credit line.

As noted in Note 9, in April 2003 the Company executed an agreement that resulted in the cancellation of a $17.7 million promissory note to Wireless One.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53% and 3.81%, respectively. The fair value of each swap as of June 30, 2003 was $(0.4) million, $(0.4) million and $(0.2) million, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are designed to insure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Based upon that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Shareholders was held on April 24, 2003. All directors were elected for the terms set forth below.

Proxies were solicited for the following matters:

(1)	To elect:

Three Directors for a three-year term expiring in 2006:

	Votes	Votes
	For	Withheld

Raymond C. Groth	15,431,019	121,545
Jerry H. McClellan	14,336,848	1,215,716
Cynthia L. Mynatt	15,451,439	101,125

One Director for a two-year term expiring in 2005:

	Votes	Votes
	For	Withheld

Samuel E. Leftwich	15,472,643	79,921

(2)	To ratify the appointment of KPMG LLP as independent public accountants of the Company for the 2003 fiscal year.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes

16,586,586	27,303	62,793	—

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended Severance Agreement, dated as of July 7, 2003, between CT Communications, Inc. and Barry R. Rubens.
11	Computation of Earnings Per Share.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(b)	Reports on Form 8-K

On April 23, 2003, the Company filed a Current Report on Form 8-K announcing that the Company, through its wholly-owned subsidiary CTWC, executed an agreement, dated April 22, 2003 to implement the “Split-Up” of WONC between Wireless One, a subsidiary of Worldcom, Inc., and CTWC.

On April 28, 2003, the Company filed a Current Report on Form 8-K announcing that the Company’s Board of Directors approved the extension of its stock repurchase program until March 2004. During the extension of the stock repurchase program, the Company may repurchase up to an additional one million shares of its outstanding common stock from time to time through March 2004 in open market and privately negotiated transactions. In addition, the Board of Directors declared a quarterly cash dividend payable on June 15, 2003.

On May 14, 2003, the Company filed a Current Report on Form 8-K announcing that the Company had received $13.4 million in cash on May 14, 2003 as proceeds from the sale of ITC.

On June 2, 2003, the Company filed a Current Report on Form 8-K announcing that the Company had repaid $20 million in long-term debt utilizing the $13.4 million proceeds received from the sale of its ITC investment as well as cash generated by operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC

(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and Chief Accounting Officer

August 6, 2003

Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended Severance Agreement, dated as of July 7, 2003, between CT Communications, Inc. and Barry R. Rubens.
11	Computation of Earnings Per Share.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.