Form 10-Q
period 2003-09-30
CT COMMUNICATIONS INC /NC
filed 2003-11-06
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

18,767,050 shares of Common Stock outstanding as of November 3, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,825	$7,652
Accounts receivable and unbilled revenue, net	21,000	22,289
Income tax receivable	489	3,007
Other	5,457	5,696

Total current assets	43,771	38,644

Investment securities	5,387	4,521
Other investments	1,271	797
Investments in unconsolidated companies	14,630	14,587
Property and equipment, net	209,388	214,421
Goodwill	9,906	9,906
Other intangibles, net	35,294	53,070
Other assets	1,418	1,612
Assets of discontinued operations	—	1,206

Total assets	$321,065	$338,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,839	$8,632
Customer deposits and advance billings	2,371	2,593
Other accrued liabilities	16,434	12,363
Liabilities of discontinued operations	1,213	1,645

Total current liabilities	27,857	25,233

Long-term debt	86,000	127,697
Deferred credits and other liabilities:
Deferred income taxes	19,624	12,433
Post-retirement benefits other than pension	11,523	11,099
Other	2,022	2,101

Total deferred credits and other liabilities	33,169	25,633

Total liabilities	147,026	178,563

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at September 30, 2003 and December 31, 2002	336	336
4.5% series, $100 par value; 614 shares outstanding at September 30, 2003 and December 31, 2002	61	61
Common stock, 18,767,146 and 18,686,740 shares outstanding at September 30, 2003 and December 31, 2002, respectively	40,772	39,962
Other capital	298	298
Unearned compensation	(452)	(470)
Other accumulated comprehensive loss	(131)	(817)
Retained earnings	133,155	120,831

Total stockholders’ equity	174,039	160,201

Total liabilities and stockholders’ equity	$321,065	$338,764

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Operating revenue	$40,603	$36,969	$119,252	$109,750
Operating expense	36,222	32,014	105,393	96,120

Operating income	4,381	4,955	13,859	13,630

Other income (expense):
Equity in income of unconsolidated companies, net	1,787	1,436	4,235	3,296
Interest, dividend income and gain on sale of investments	858	13	16,122	4,801
Impairment of investments	(460)	—	(1,744)	(704)
Other expenses, principally interest	(1,682)	(1,730)	(5,558)	(4,627)

Total other income (expense)	503	(281)	13,055	2,766

Income from continuing operations before income taxes	4,884	4,674	26,914	16,396
Income taxes	1,735	1,776	10,501	6,396

Income from continuing operations	3,149	2,898	16,413	10,000
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the nine months ended September 30, 2003 and $2,124 and $2,993 for the three and nine months ended September 30, 2002, respectively	—	(3,416)	(424)	(5,104)

Net income (loss)	3,149	(518)	15,989	4,896
Dividends on preferred stock	5	5	15	15

Earnings (loss) for common stock	$3,144	$(523)	$15,974	$4,881

Basic earnings (loss) per share:
Continuing operations	$0.17	$0.16	$0.88	$0.53
Discontinued operations	—	(0.18)	(0.02)	(0.27)
Net income (loss)	0.17	(0.03)	0.85	0.26
Diluted earnings (loss) per share:
Continuing operations	0.17	0.15	0.87	0.53
Discontinued operations	—	(0.18)	(0.02)	(0.27)
Net income (loss)	0.17	(0.03)	0.85	0.26
Basic weighted average shares outstanding	18,764,576	18,670,834	18,740,288	18,721,329
Diluted weighted average shares outstanding	18,852,536	18,712,677	18,791,492	18,762,702

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Net income (loss)	$3,149	$(518)	$15,989	$4,896
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	94	(666)	470	(3,152)
Unrealized holding gains (losses) on interest rate swaps	136	(375)	212	(438)
Less reclassification adjustment for losses (gains) realized in net income	(4)	468	4	(2,497)

Comprehensive income (loss)	$3,375	$(1,091)	$16,675	$(1,191)

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
		(Restated)
	2003	2002

Cash flows from operating activities:
Net income	$15,989	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	424	5,104
Depreciation and amortization	22,991	20,546
Post-retirement benefits	424	35
Loss (gain) on sale of investment securities	7	(3,893)
Gain on sale of investments in unconsolidated companies	(15,063)	(657)
Impairment of investments	1,744	704
Undistributed income of unconsolidated companies	(4,235)	(3,296)
Undistributed patronage dividends	(483)	—
Deferred income taxes and tax credits	6,730	2,176
Changes in operating assets and liabilities, net of effects of acquisitions	8,394	96

Net cash provided by operating activities	36,922	25,711

Cash flows from investing activities:
Capital expenditures	(16,923)	(36,209)
Purchases of investments in unconsolidated companies	(2,959)	(500)
Purchases of investment securities	(353)	(1,583)
Purchases of wireless spectrum	—	(760)
Proceeds from sale of investment in unconsolidated companies	17,052	818
Proceeds from sale of investment securities	208	5,328
Partnership capital distribution	3,438	4,788
Acquisitions, net of cash	—	(3,213)

Net cash provided by (used in) investing activities	463	(31,331)

Cash flows from financing activities:
Proceeds from credit facility	—	13,000
Repayment of long-term debt	(24,000)	—
Dividends paid	(3,665)	(3,670)
Repurchases of common stock	—	(2,395)
Proceeds from common stock issuances	383	408

Net cash (used in) provided by financing activities	(27,282)	7,343

Net cash used in discontinued operations	(930)	(1,703)
Net increase in cash and cash equivalents	9,173	20
Cash and cash equivalents at beginning of period	7,652	8,397

Cash and cash equivalents at end of period	$16,825	$8,417

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum	$(17,697)	$—
Issuance of note payable in connection with acquisition of wireless spectrum	—	17,697

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and September 30, 2002 and the statements of cash flows for the nine months ended September 30, 2003 and September 30, 2002. These unaudited financial statements should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and do not include all disclosures associated with the Company’s annual financial statements.

2.	In certain instances, amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the 2003 consolidated financial statements’ presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	September 30, 2003	December 31, 2002

Land, buildings and general equipment	$88,813	$85,716
Central office equipment	161,351	148,484
Poles, wires, cables and conduit	141,136	133,645
Construction in progress	5,681	10,846

	396,981	378,691
Accumulated depreciation	(187,593)	(164,270)

Property and equipment, net	$209,388	$214,421

5.	RESTATEMENT

In the course of the preparation of its financial statements for the year 2002, the Company identified accounting errors in estimating certain revenues and expenses in prior periods. Specifically, the Company determined that estimates for certain access revenues and network expenses, as well as several settlement processes with other telephone companies, were incorrect.

In addition, as presented in the Company’s Current Report on Form 8-K on October 23, 2003, the Company has made certain further adjustments to information previously reported in Note 19 – Summary of Income Statement Information (Unaudited) contained in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These subsequent adjustments, which the Company believes are not material, were made to operating revenue and expense for the third and fourth quarters of 2002 and had no impact on net income for the year ended December 31, 2002.

The cumulative after-tax effect of these changes for the three and nine months ended September 30, 2002, resulted in the Company recording additional net loss of $0.1 million and $0.2 million, respectively. The cumulative after-tax effect of these changes resulted in a decrease in diluted earnings per share of $0.01 per share for the three and nine months ended September 30, 2002. The accompanying financial statements for the three and nine months ended September 30, 2002 have been restated to reflect the corrected calculations and adjusted accordingly.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The correction of the items noted above and adjustments for discontinued operations (Note 6) resulted in the restatement of certain amounts on the statements of income for the three and nine months ended September 30, 2002. These items are as follows (in thousands):

	Three months ended September 30, 2002

		(Note 6)			As Restated
	As	Discontinued			and
Income Statement	Reported	Operations	Restatement[1]	Adjustments	Adjusted

Operating revenue	$37,036	$(52)	$93	$(108)	$36,969
Operating expense	37,491	(5,593)	(176)	292	32,014
Operating income (loss)	(455)	5,541	269	(400)	4,955
Other income (expense)	(280)	(1)	—	—	(281)
Income (loss) from continuing operations before income taxes	(735)	5,540	269	(400)	4,674
Income taxes	(294)	2,124	110	(164)	1,776
Income (loss) from continuing operations	(441)	3,416	159	(236)	2,898
Loss from discontinued operations	—	(3,416)	—	—	(3,416)
Net income (loss)	(441)	—	159	(236)	(518)

	Nine months ended September 30, 2002

		(Note 6)			As Restated
	As	Discontinued			and
Income Statement	Reported	Operations	Restatement[1]	Adjustments	Adjusted

Operating revenue	$109,992	$(134)	$—	$(108)	$109,750
Operating expense	103,972	(8,144)	—	292	96,120
Operating income (loss)	6,020	8,010	—	(400)	13,630
Other income	2,679	87	—	—	2,766
Income (loss) from continuing operations before income taxes	8,699	8,097	—	(400)	16,396
Income taxes	3,567	2,993	—	(164)	6,396
Income (loss) from continuing operations	5,132	5,104	—	(236)	10,000
Loss from discontinued operations	—	(5,104)	—	—	(5,104)
Net income (loss)	5,132	—	—	(236)	4,896

	Nine months ended September 30, 2002

		(Note 6)
Cash Flow Statement	As Reported	Discontinued Operations	Restatement[1]	As Restated

Net cash provided by operating activities	$24,623	$1,088	$—	$25,711
Net cash used in investing activities	(31,946)	615	—	(31,331)
Net cash used in discontinued operations	—	(1,703)	—	(1,703)

[1]	See Note 19 – Summary of Income Statement Information (Unaudited) contained in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	DISCONTINUED OPERATIONS

On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, L.L.C. (“Wavetel”), a subsidiary of the Company. The Company ceased operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the three and nine months ended September 30, 2002, Wavetel’s revenue reported in discontinued operations was $52,000 and $134,000, respectively. Wavetel’s loss before income taxes, reported in discontinued operations, for the three and nine months ended September 30, 2002 was $5.5 million and $8.1 million, respectively. In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceed the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. As of September 30, 2003, the Company believes that the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The assets and liabilities of the discontinued operations at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Assets of discontinued operations:
Other current assets	$—	$13
Property and equipment, net	—	1,206

Total assets	$—	$1,219

Liabilities of discontinued operations:
Accounts payable	$29	$276
Accrued liabilities	—	124
Other liabilities, primarily lease obligations	1,184	1,245

Total liabilities	$1,213	$1,645

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of restructuring liability activity related to the discontinued operations for the nine months ended September 30, 2003 is as follows (in thousands):

Balance at December 31, 2002	$1,243
Lease termination costs	(428)
Severance costs	(130)
Network removal costs	(93)
Other costs	(108)
Adjustments	700

Balance at September 30, 2003	$1,184

7.	COMMON STOCK

The following is a summary of Common Stock transactions during the nine months ended September 30, 2003:

	Shares	Amount

Outstanding at December 31, 2002	18,686,740	$39,962,278
Purchase/forfeitures of Common Stock	(41,637)	(443,876)
Issuance of Common Stock	122,043	1,253,782

Outstanding at September 30, 2003	18,767,146	$40,772,184

	Basic	Diluted

Weighted average shares outstanding for the three months ended September 30, 2003	18,764,576	18,852,536
Weighted average shares outstanding for the three months ended September 30, 2002	18,670,834	18,712,677
Weighted average shares outstanding for the nine months ended September 30, 2003	18,740,288	18,791,492
Weighted average shares outstanding for the nine months ended September 30, 2002	18,721,329	18,762,702

The Company began a stock repurchase program in March 2001 that was extended in March 2002 that authorized the repurchase of up to 1,000,000 shares of its outstanding Common Stock. In April 2003, the Board of Directors approved the extension of the stock repurchase program through March 2004 and authorized the repurchase of up to an additional 1,000,000 shares of its outstanding Common Stock. As of September 30, 2003, 322,950 shares had been repurchased since March 2001, at a cost of approximately $4.7 million.

Outstanding options to purchase approximately 582,000 shares of Common Stock for the three and nine months ended September 30, 2003 and approximately 646,000 shares of Common Stock for the three and nine months ended September 30, 2002 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At September 30, 2003 and September 30, 2002, the Company had total options outstanding of 849,000 and 776,000, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at September 30, 2003 and December 31, 2002 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value

September 30, 2003	$4,866	$636	$(115)	$5,387

December 31, 2002	$4,739	$98	$(316)	$4,521

During the third quarter of 2003, the Company revised the classification of certain investments that were historically classified as investment securities. These investments will be accounted for under the cost method as there is no readily determinable market value. As a result of this change, $1.9 million of investments were reclassified as investments in unconsolidated companies on the condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003. This change did not affect gross unrealized holding gains or losses and had no impact on the condensed consolidated statements of income.

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Equity Method:
Palmetto MobileNet, L.P.	$9,549	$8,740
Other	108	120
Cost Method:
ITC Holding Company	—	1,980
Maxcom Telecomunicaciones, S.A. de C.V.	40	1,239
Knology, Inc.	1,009	1,009
Magnolia Holding Company	2,958	—
Other	966	1,499

Total	$14,630	$14,587

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total purchase price for Wireless One’s interest in WONC was $20.7 million, $3.0 million of which was paid in cash at the closing and the remaining $17.7 million of which was paid in the form of an interest bearing promissory note of WONC. The total purchase price of $20.7 million was allocated as follows (in thousands):

Current assets	$278
Intangibles and licenses	20,726
Equipment	412
Accounts payable	(720)

Total purchase price	$20,696

On July 19, 2002, WONC delivered a “Split-Up Notice” to Wireless One pursuant to the Purchase Agreement. This notice set into motion a process under the Purchase Agreement pursuant to which WONC would transfer to Wireless One certain of WONC’s licensed frequencies.

On April 22, 2003, WONC executed an agreement that resulted in the cancellation of the $17.7 million promissory note payable to Wireless One. The agreement resulted in the payment of accrued interest due under the promissory note and the transfer of certain licensed frequencies to Wireless One in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One. At September 30, 2003, CTWC held 100% of the equity interest in WONC.

On May 9, 2003, West Corporation (“West”) purchased the stock of ITC Holding Company, Inc. (“ITC”). The Company had a 4.4% equity interest in ITC. This transaction resulted in a gain to the Company of $14.5 million. As part of the purchase agreement between West and ITC, certain funds are being held in escrow until certain contingencies are resolved. The Company’s portion of the escrowed funds is $1.2 million. The $1.2 million will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable. During the third quarter of 2003, the Company received $0.7 million in cash representing the final purchase price adjustment on the transaction and recorded an additional gain on the sale of the ITC investment of $0.7 million.

In addition, in a separate, but related transaction, the Company elected to use $2.9 million of the cash proceeds received from the sale of ITC to purchase stock of a newly formed company called Magnolia Holding Company (“Magnolia”). Magnolia purchased certain assets of ITC that were not purchased by West. The Company holds a 4.6% equity interest in Magnolia.

During the third quarter of 2003, the Company signed a letter of intent to sell its investment in Maxcom Telecomunicaciones, S.A. de C.V. As a result, the Company recorded an impairment loss during the third quarter of $0.5 million, which reduced the carrying value to the estimated sale price. For the nine months ended September 30, 2003, the Company has recognized impairment losses totaling $1.7 million, of which $1.2 million related to its investment in Maxcom Telecomunicaciones, S.A. de C.V. The impairment loss is included in the caption “Impairment of investments” in the accompanying condensed consolidated statements of income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	LONG-TERM DEBT

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is currently 1.25%, based on various financial ratios. The interest rate on September 30, 2003 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2003, $36.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2003, the Company had no amounts outstanding under this credit line.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53% and 3.81%, respectively. The fair value of each of the swaps as of September 30, 2003 was $(0.2) million, $(0.4) million and $(0.2) million, respectively. The swaps mature on March 31, 2004, November 3, 2006 and November 3, 2004, respectively.

11.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of September 30, 2003, and was unchanged for the quarter then ended.

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

12.	STATE INCOME TAX ASSESSMENT

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes that it has meritorious defenses to the assessments and the ultimate outcome will not result in a material impact on the Company’s consolidated financial statements.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003. The adoption of this statement did not have a material impact on the Company’s overall financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company committed to a restructuring plan, which may have been before the liability was incurred. The Company will apply the provisions of SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

14.	STOCK OPTIONS

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

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Net income (loss), as reported	$3,149	$(518)	$15,989	$4,896
Total stock-based compensation expense determined under fair value-based method for all awards, net of income tax	209	181	626	543

Pro forma net income (loss)	$2,940	$(699)	$15,363	$4,353

Basic earnings (loss) per common share
As reported	$0.17	$(0.03)	$0.85	$0.26
Pro forma	0.16	(0.04)	0.82	0.23
Diluted earnings (loss) per common share
As reported	0.17	(0.03)	0.85	0.26
Pro forma	0.16	(0.04)	0.82	0.23

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services, the digital wireless group (“Digital Wireless”), which provides wireless phone services, the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area, the Greenfield business (“Greenfield”), which provides full telecommunications services to mixed-use developments outside the ILEC’s operating area, Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through CT Cellular. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”. Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company. The Company will continue to include the financial information for Palmetto on an annual basis as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below provide services primarily within North Carolina. Greenfield also provides service in Georgia. Selected data by business segment as of and for the three and nine months ended September 30, 2003 and 2002, is as follows (in thousands):

Three months ended September 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$24,132	$7,468	$4,911	$1,540	$2,552	$—	$40,603
External expense	12,217	6,852	4,676	2,161	2,448	263	28,617
Depreciation	4,990	450	635	659	540	331	7,605

Operating income (loss)	$6,925	$166	$(400)	$(1,280)	$(436)	$(594)	$4,381

Segment assets	$168,295	$31,065	$16,115	$23,630	$15,093	$66,867	$321,065

Three months ended September 30, 2002 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$23,344	$6,053	$4,041	$1,155	$2,376	$—	$36,969
External expense	10,597	5,070	4,517	1,976	2,248	346	24,754
Depreciation	5,163	333	568	531	431	234	7,260

Operating income (loss)	$7,584	$650	$(1,044)	$(1,352)	$(303)	$(580)	$4,955

Segment assets	$164,847	$31,077	$14,446	$20,768	$14,663	$88,983	$334,784

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nine months ended September 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$71,232	$21,149	$14,759	$4,417	$7,695	$—	$119,252
External expense	34,615	18,139	14,234	6,162	7,392	1,859	82,401
Depreciation	15,442	1,250	1,721	2,074	1,512	993	22,992

Operating income (loss)	$21,175	$1,760	$(1,196)	$(3,819)	$(1,209)	$(2,852)	$13,859

Segment assets	$168,295	$31,065	$16,115	$23,630	$15,093	$66,867	$321,065

Nine months ended September 30, 2002 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total

External revenue	$70,471	$17,899	$11,361	$2,857	$7,162	$—	$109,750
External expense	32,452	14,662	14,479	5,326	7,527	1,126	75,572
Depreciation	15,010	811	1,630	1,430	1,222	445	20,548

Operating income (loss)	$23,009	$2,426	$(4,748)	$(3,899)	$(1,587)	$(1,571)	$13,630

Segment assets	$164,847	$31,077	$14,446	$20,768	$14,663	$88,983	$334,784

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Segment operating income	$4,381	$4,955	$13,859	$13,630
Total other income (expense)	503	(281)	13,055	2,766

Income from continuing operations before income taxes	$4,884	$4,674	$26,914	$16,396

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary focus is to maximize our ILEC business in our current markets by cross-selling integrated products and packages and growing our customer base through our CLEC, Greenfield, IDS and Digital Wireless businesses. We will also consider strategic acquisitions and investments as opportunities arise.

We have six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company.

The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Results of Operations

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$40,603	$36,969	$119,252	$109,750
Total operating expense	36,222	32,014	105,393	96,120

Operating income	$4,381	$4,955	$13,859	$13,630

Depreciation	$7,605	$7,260	$22,992	$20,548
Capital expenditures	6,426	10,180	17,452	37,502
Total assets			321,065	334,784
Ending wired access lines			154,079	152,697
Ending wireless subscribers			36,778	32,668

Three months ended September 30

Operating revenue increased $3.6 million or 9.8% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This $3.6 million increase is primarily attributable to a $1.4 million increase in wireless revenue driven by a 12.6% increase in customers and an increase in network traffic, a $0.8 million increase in CLEC revenue driven by a 9.7% increase in access lines, a $0.8 million increase in ILEC revenue driven primarily by an increase in certain regulatory settlements and sales of phone systems, a $0.4 million increase in Greenfield revenue driven by a 58% increase in Greenfield access lines and a $0.2 million increase in IDS revenue related to a 63.3% increase in digital subscriber lines (“DSL”).

For the three months ended September 30, 2003, operating expense increased $4.2 million or 13.1% compared to the three months ended September 30, 2002. The increase in operating expense is partially due to an increase in costs of goods sold ($0.6 million) driven by higher equipment sales, an increase in customer acquisition costs ($0.6 million), an increase in pension and postretirement expenses ($0.4 million) and an increase in depreciation expense ($0.3 million). The remaining increase in operating expense is primarily related to the increasing customer base in our Digital Wireless, CLEC and Greenfield businesses.

Operating margin was 10.8% for the three months ended September 30, 2003 compared to 13.4% for the three months ended September 30, 2002. The decrease in operating margin is due primarily to a reduction in higher margin access and interconnection revenues in our incumbent phone business, an increase in expenses as discussed above and an increase in lower margin equipment sales.

Nine months ended September 30

Operating revenue increased $9.5 million or 8.7% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This $9.5 million increase is primarily attributable to a $3.4 million increase in CLEC revenue driven by a 9.7% increase in access lines, a $3.3 million increase in wireless revenue driven by a 12.6% increase in customers and an increase in network traffic, a $1.6 million increase in Greenfield revenue driven by a 58.2% increase in access lines, a $0.8 million increase in ILEC revenue and a $0.5 million increase in IDS revenue.

As a result of this growth in our competitive businesses, we have diversified operating revenue in the Company significantly over the past two years. For the nine months ended September 30, 2003, ILEC revenue represented 59.7% of total revenue compared to 64.2% in 2002, while Digital Wireless has grown to 17.7% of total revenue, up from 16.3% in 2002, and the combined CLEC and Greenfield businesses have grown to 16.1% of total revenue up from 13.0% in 2002.

For the nine months ended September 30, 2003, operating expense increased $9.3 million or 9.6% compared to the nine months ended September 30, 2002. Of this increase in operating expense, $2.4 million is related to depreciation expense as several large capital projects were completed during 2002. The remaining increase is driven by an increase in customer acquisition costs, an increase in pension and postretirement expense and service expenses associated with the increasing customer base in our Digital Wireless, CLEC and Greenfield businesses.

Operating margin was 11.6% for the nine months ended September 30, 2003 compared to 12.4% for the nine months ended September 30, 2002. The decrease in operating margin is due primarily to an increase in depreciation expense partially offset by improvements in operating margins in CLEC and Greenfield.

On July 30, 2003, Pillowtex Corporation, a large textile company in North Carolina, announced it was filing for bankruptcy and would layoff its entire workforce. A large portion of Pillowtex’s operations and employees are located in the areas in which the Company operates. The potential impact on the Company’s financial results cannot be determined at this time.

In August 2003, the FCC released its Triennial Review Order addressing unbundled network elements. State commissions are required to address several issues regarding the definition of markets within the state. In addition, the FCC is expected to begin an inquiry later this year into making changes to its total element long run incremental cost methodology pricing rules. At this time, the impact of these decisions on our businesses can not been determined.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes that it has meritorious defenses to the assessments and the ultimate outcome will not result in a material impact on the Company’s consolidated financial statements.

ILEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$24,132	$23,344	$71,232	$70,471
Total operating expense	17,207	15,760	50,057	47,462

Operating income	$6,925	$7,584	$21,175	$23,009

Depreciation	$4,990	$5,163	$15,442	$15,010
Capital expenditures	2,712	4,172	8,887	12,936
Total assets			168,295	164,847
Ending business access lines			29,263	31,434
Ending residential access lines			86,951	89,304
Ending total access lines			116,214	120,738
Ending long distance lines			85,045	84,944

Three months ended September 30

Operating revenue for the ILEC increased $0.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This 3.4% increase in revenue was primarily due to a $0.8 million increase related to certain regulatory settlements and a $0.7 million increase in equipment sales. These increases were partially offset by decreases in access revenue of $0.4 million, decreases in wireless interconnection revenues of $0.4 million and decreases in certain local revenues associated with a 3.7% access line loss.

Wireless interconnection revenue is likely to decline further as the Company has been required to develop direct billing relationships with wireless carriers for termination of wireless traffic in our network. The Company believes that ILEC quarterly revenue may decline up to $0.8 million compared to the prior year. This decline is due to migration of this traffic to direct billing arrangements subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. This rate decline will be somewhat offset as wireless traffic terminated on our network increases.

Operating expense in the ILEC increased $1.4 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 primarily due to an increase in network and administrative expenses. Operating margins decreased to 28.7% in 2003 from 32.5% in 2002. This decrease is due in part to the decrease in high margin access and wireless interconnection revenues and the increase in lower margin phone system sales.

Capital expenditures for the three months ended September 30, 2003 were 11.2% of ILEC operating revenue as compared to 17.9% for the three months ended September 30, 2002.

ILEC access lines subscribing to our long distance service increased slightly for the three months ended September 30, 2003 despite the 3.7% access line loss. At September 30, 2003, 73.2% of ILEC access lines subscribed to our long distance service, up from 70.4% at September 30, 2002.

Nine months ended September 30

Operating revenue for the ILEC for the nine months ended September 30, 2003 increased $0.8 million compared to the nine months ended September 30, 2002, despite a 3.7% decrease in access lines. The increase is primarily due to an increase in revenue related to certain regulatory settlements and an increase in phone system sales.

Primary factors impacting the access line decrease are the loss of second lines due to DSL adoption, cable modem penetration and wireless substitution. In addition, during the nine months ended September 30, 2003, 1,581 business lines were lost related to two Internet service providers that moved their service to a wholesale provider. Although these 1,581 lines are not included in the line counts, the Company still receives wholesale revenue from these lines.

Operating expense in the ILEC increased $2.6 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Operating margins decreased to 29.7% for the nine months ended September 30, 2003 from 32.7% for the same period in 2002. The decrease in margin is primarily driven by a reduction in high margin access and wireless interconnection revenue and an increase in lower margin phone system sales. In addition, depreciation expense accounted for $0.4 million of the increase in operating expense.

Legislation was enacted in North Carolina that has deregulated intraLATA long distance service, interLATA long distance service and long distance operator services and provided other regulatory flexibility. This legislation will not affect our long distance operation since it is not required to file tariffs for services regulated by the North Carolina Utilities Commission (“NCUC”). However, this legislation will allow our ILEC more flexibility in offering service bundles and promotions. The full impact of the legislation is being examined by the NCUC.

Certain interstate rates charged by the Company are regulated by the FCC and are subject to potential over-earnings claims if the Company’s interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the Company’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in current and future legislation, regulatory filings and FCC rulings, as well as any other factors that may impact management’s estimate.

CLEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$4,911	$4,041	$14,759	$11,361
Total operating expense	5,311	5,085	15,955	16,109

Operating income (loss)	$(400)	$(1,044)	$(1,196)	$(4,748)

Depreciation	$635	$568	$1,721	$1,630
Capital expenditures	242	532	707	2,118
Total assets			16,115	14,446
Ending access lines			28,756	26,202
Ending long distance lines			14,922	13,779

Three months ended September 30

For the three months ended September 30, 2003, CLEC operating revenue increased $0.9 million compared to the three months ended September 30, 2002. Line revenue increased $0.4 million and access revenue increased $0.4 million due to a 9.7% increase in access lines. The increase in access revenue was driven by higher billable minutes partially offset by an access rate reduction. Long distance revenue increased $0.1 million due to an 8.3% increase in CLEC customers subscribing to our long distance service.

CLEC operating expense was $5.3 million and $5.1 million for the three months ended September 30, 2003 and September 30, 2002, respectively. Operating margins improved to (8.1%) for the three months ended September 30, 2003, up from (25.8%) for the three months ended September 30, 2002. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. The effect of this reduction lowered access revenue approximately $0.1 million in the third quarter. However, we expect margins to continue to be positively impacted as we add new customers to the existing transport infrastructure and continue internal initiatives to control costs and improve profitability.

Nine months ended September 30

For the nine months ended September 30, 2003, CLEC operating revenue increased $3.4 million compared to the nine months ended September 30, 2002. Line revenue increased $1.7 million and access revenue increased $1.7 million, including $0.9 million in previously disputed access fee revenue. This increase is due to an increase in access lines, as well as an increase in CLEC customers subscribing to our long distance service.

CLEC operating expense was $16.0 million and $16.1 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. Operating margins improved to (8.1%) for the nine months ended September 30, 2003, up from (41.8%) for the nine months ended September 30, 2002. This improvement was due in part to several on-going initiatives related to revenue assurance processes and operating efficiency improvements, as well as efficiencies gained from a growing customer base.

Greenfield (in thousands, except lines and signed agreements)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$1,540	$1,155	$4,417	$2,857
Total operating expense	2,820	2,507	8,236	6,756

Operating income (loss)	$(1,280)	$(1,352)	$(3,819)	$(3,899)

Depreciation	$659	$531	$2,074	$1,430
Capital expenditures	996	3,046	3,148	7,877
Total assets			23,630	20,768
Ending access lines			9,109	5,757
Ending long distance lines			4,154	2,214
Total signed provider agreements			87	68

Three months ended September 30

Greenfield revenue for the three months ended September 30, 2003 increased 33.3% compared to the three months ended September 30, 2002. This revenue increase is primarily attributable to a 58.2% increase in access lines compared to 2002. Seven new provider agreements were signed during the third quarter of 2003, bringing the total number of agreements signed to 87. These agreements represent up to 47,000 access lines at completion, of which over 90% are expected to be residential lines.

Operating expense increased $0.3 million or 12.5% for the three months ended September 30, 2003. This increase is related primarily to the 58.2% increase in access lines and a $0.1 million increase in depreciation expense. Operating margins improved to (83.1%), up from (117.1%) for the three months ended September 30, 2002. This increase is primarily the result of the larger customer base.

Capital expenditures for the three months ended September 30, 2003 of $1.0 million were $2.1 million lower than for the three months ended September 30, 2002. This decrease is primarily due to having signed fewer new agreements as a result of the Company’s strategy to target new developments with the most efficient capital deployments.

For the three months ended September 30, 2003, 45.6% of Greenfield access lines also subscribed to our long distance service, up from 38.5% for the same period in 2002. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically have not selected our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

Nine months ended September 30

Greenfield revenue for the nine months ended September 30, 2003 increased 54.6% compared to the nine months ended September 30, 2002. Line revenue increased $1.1 million and access revenue increased $0.5 million for the nine months ended September 30, 2003 due to a 58.2% increase in access lines compared to the same period in 2002.

Operating expense increased $1.5 million or 21.9% for the nine months ended September 30, 2003. This increase related primarily to an increase in access lines. Depreciation expense increased $0.6 million, transport expenses increased $0.3 million, long distance expenses increased $0.2 million and salaries increased $0.2 million for the nine months ended September 30, 2003. Capital expenditures for the nine months ended September 30, 2003 were $4.7 million lower than for the nine months ended September 30, 2002. This decrease is primarily due to having signed fewer new agreements as a result of the Company’s strategy to target new developments with the most efficient capital deployments.

On June 6, 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company understands that the NCUC is examining all preferred provider contracts filed by CLECs and ILECs and that hearings are expected to be held in early 2004. The Company has preferred provider contracts through its Greenfield operations. Based on the outcome of this inquiry these agreements may need to be modified to comply with any rules promulgated or actions taken by the NCUC.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be offset by increased levels of traffic as the Company continues to build-out its projects.

Digital Wireless (in thousands, except subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$7,468	$6,053	$21,149	$17,899
Total operating expense	7,302	5,403	19,389	15,473

Operating income	$166	$650	$1,760	$2,426

Depreciation	$450	$333	$1,250	$811
Capital expenditures	784	1,302	965	3,906
Total assets			31,065	31,077
Ending post-pay subscribers			36,778	32,668

Three months ended September 30

Digital Wireless operating revenue for the three months ended September 30, 2003 grew $1.4 million or 23.4% compared to the three months ended September 30, 2002. Of this increase, $0.8 million related to recurring monthly billing revenue from post-pay wireless subscriber growth of over 4,100 net subscribers, an increase of 12.6% compared to the prior year, for the three months ended September 30, 2003. Also contributing to the revenue increase for the three months ended September 30, 2003 was higher settlement revenue of $0.4 million related to an increase in the minutes of use on our wireless network and higher handset revenue of $0.2 million.

Operating expense increased 35.1% for the three months ended September 30, 2003 to $7.3 million. The increase in operating expense was due to the addition of customers, the increase in minutes of use on our network, increased acquisition costs related to the increase in post-pay subscribers and the re-signing of existing customers to new contracts in advance of the implementation of local number portability.

Capital expenditures for the three months ended September 30, 2003 were $0.8 million compared to $1.3 million for the three months ended September 30, 2002.

Nine months ended September 30

Digital Wireless operating revenue for the nine months ended September 30, 2003 grew $3.3 million or 18.2% compared to the nine months ended September 30, 2002. Of this increase, $1.5 million related to recurring monthly billing revenue, $1.1 million related to settlement revenue and $0.5 million related to handset revenue. The increase in settlement revenue during the nine months ended September 30, 2003 was related to an increase in the minutes of use on our wireless network compared to the nine months ended September 30, 2002.

Operating expense increased 25.3% for the nine months ended September 30, 2003 to $19.4 million. The increase in operating expense was due to customer acquisition expense associated with the growth in our customer base, the increase in minutes of use on our network, the re-signing of existing customers to new contracts in advance of the implementation of local number portability and an increase in depreciation expense. Operating margins were 2.2% for the nine months ended September 30, 2003 compared to 10.7% for the nine months ended September 30, 2002.

Capital expenditures for the nine months ended September 30, 2003 were $1.0 million compared to $3.9 million for the nine months ended September 30, 2002. The Company slowed capital spending during the first half of 2003 while network testing was performed to identify coverage and interference needs. Based on the results of that testing, the Company constructed two sites in the third quarter of 2003 and plans to construct two additional sites during the fourth quarter of 2003.

The FCC has established a deadline of November 24, 2003 for wireless carriers to implement local number portability (“LNP”). There are several operational issues that were recently addressed by the FCC. It is expected that wireless LNP could result in increased rates of customer churn.

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating revenue	$2,552	$2,376	$7,695	$7,162
Total operating expense	2,988	2,679	8,904	8,749

Operating income (loss)	$(436)	$(303)	$(1,209)	$(1,587)

Depreciation	$540	$431	$1,512	$1,222
Capital expenditures	639	514	1,954	1,367
Total assets			15,093	14,663
Ending DSL lines			9,591	5,874
Ending dial-up accounts			11,535	12,887
Ending high-speed accounts			536	599

Three months ended September 30

IDS operating revenue for the three months ended September 30, 2003 grew 7.4% to $2.6 million. This $0.2 million increase in revenue was attributable to a $0.4 million increase in DSL revenue, partially offset by a decrease in dial-up, web development and web hosting revenue and a $0.2 million increase in service interruption credits.

IDS operating expense was $3.0 million for the three months ended September 30, 2003, an 11.5% increase compared to the three months ended September 30, 2002. This increase relates primarily to the increase in DSL accounts. Operating loss for the third quarter of 2003 and the third quarter of 2002 was $0.4 million and $0.3 million, respectively. The primary reason for the increase in operating loss was a $0.1 million increase in depreciation expense and a $0.2 million increase in service interruption credits.

Nine months ended September 30

IDS operating revenue for the nine months ended September 30, 2003 increased $0.5 million or 7.4%. This increase in revenue was attributable to a $1.2 million increase in DSL revenue, partially offset by a decrease in dial-up, web development and web hosting revenue.

IDS operating expense was $8.9 million for the nine months ended September 30, 2003, a 1.8% increase compared to the nine months ended September 30, 2002. This increase relates primarily to the increase in DSL accounts.

DSL customers increased 63.3% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 bringing total DSL lines in service to 9,591 at September 30, 2003. This represents a penetration rate of 7.5% of ILEC access lines, up from 4.5% at the end of the third quarter of 2002 and a penetration rate of 9.7% of Greenfield access lines, up from 5.9% at the end of the third quarter of 2002.

Other (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
		(Restated)		(Restated)
	2003	2002	2003	2002

Total operating expense	$594	$580	$2,852	$1,571

Operating income (loss)	$(594)	$(580)	$(2,852)	$(1,571)

Depreciation	$331	$234	$993	$445
Capital expenditures	1,053	614	1,791	9,298
Total assets			66,867	88,983

Three months ended September 30

Operating expense remained flat for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, despite a $0.1 million increase in depreciation expense.

Nine months ended September 30

Operating expense increased $1.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was related to a $0.5 million increase in depreciation expense and the inclusion of WONC in our consolidated results ($0.4 million) after our purchase of the remaining ownership interest in the spring of 2002.

Capital expenditures of $9.3 million for the nine months ended September 30, 2002 primarily include expenditures related to the completion of the Company’s new corporate center.

Other Income

Other income (expense) for the three months ended September 30, 2003 increased $0.8 million compared to the three months ended September 30, 2002. This increase relates to a $0.8 million increase in gains on sales of investments and a $0.4 million increase in equity in income of unconsolidated companies, offset by a $0.5 million increase in impairment charges on investments. The increase in gains on sales of investments represents additional proceeds received related to final purchase price adjustments on the ITC transaction. The Company received $0.7 million related to these purchase price adjustments and recorded the entire amount received as a gain on the sale of the investment in ITC.

For the nine months ended September 30, 2003, other income (expense) increased $10.3 million compared to the nine months ended September 30, 2002. This increase relates to an $11.3 million increase in gains on sales of investments and a $0.9 million increase in equity in income of unconsolidated companies, offset by a $1.0 million increase in impairment charges on investments and a $0.9 million increase in other expenses. The increase in gains on sales of investments is primarily due to the sale of the Company’s investment in ITC.

Liquidity and Capital Resources

Net cash provided by operating activities

Cash provided by operating activities increased $11.2 million to $36.9 million for the nine months ended September 30, 2003. The increase primarily related to decreases in accounts receivable and unbilled revenue, increases in other accrued liabilities, changes in income tax receivables and payables and other working capital changes, partially offset by a decrease in accounts payable.

Net cash provided by (used in) investing activities

Cash provided by investing activities increased to $0.5 million during the nine months ended September 30, 2003 compared with cash used in investing activities of $31.3 million for the nine months ended September 30, 2002. Capital expenditures were lower during the nine months ended September 30, 2003 and proceeds from sales of investments in unconsolidated companies were up significantly in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $27.3 million during the nine months ended September 30, 2003 compared with cash provided by financing activities of $7.3 million during the nine months ended September 30, 2002. During 2003, the Company has paid off $24.0 million in long-term debt, which represented the primary use of cash in financing activities. Proceeds from credit facilities of $13.0 million offset the dividends and stock repurchases in the first nine months of 2002.

At September 30, 2003, the fair market value of the Company’s marketable investment securities was $5.4 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on September 30, 2003 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2003, $36.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2003. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2003, the Company had no amounts outstanding under this credit line.

As discussed in Note 9, West purchased the stock of ITC in May 2003. The Company had a 4.4% equity interest in ITC. The Company received a net distribution of $13.4 million in cash from this transaction. In addition, certain funds will be held in escrow until certain contingencies are resolved. The Company’s portion of the escrowed funds is $1.2 million. The $1.2 million will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable. During the third quarter of 2003, the Company received $0.7 million in cash representing the final purchase price adjustment on the transaction and recorded an additional gain on the sale of the ITC investment of $0.7 million.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year

		Remainder	2004 to	2006 to	2008 and
	Total	of 2003	2005	2007	after

Contractual obligations:
Long-term debt	$86,000	$—	$—	$36,000	$50,000
Operating leases	7,942	807	5,226	1,642	267
Capital leases	1,645	121	970	554	—

	$95,587	$928	$6,196	$38,196	$50,267

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Digital Wireless and IDS units, as well as its operations, payments associated with long-term debt and investments as summarized above.

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

Factors that may cause actual results to differ materially from these forward-looking statements include:

•	our ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	our ability to recover the substantial costs incurred over the past few years in connection with our expansion into new businesses,

•	our ability to attract and retain key personnel,

•	our ability to retain our existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	our ability to control pricing and product offerings in a highly competitive industry,

•	the performance of our investments,

•	our ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is currently 1.25%, based on various financial ratios. The interest rate on September 30, 2003 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2003, $36.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2003. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of September 30, 2003, the Company had no amounts outstanding under this credit line.

As described in Note 9, in April 2003 the Company executed an agreement that resulted in the cancellation of the $17.7 million promissory note to Wireless One.

The Company has three interest rate swap transactions to fix $10.0 million, $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 5.9%, 4.53% and 3.81%, respectively. The fair value of each swap as of September 30, 2003 was $(0.2) million, $(0.4) million and $(0.2) million, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on March 31, 2004, November 3, 2006 and November 3, 2004, respectively.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures are designed to insure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto MobileNet, L.P. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Based upon that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

On July 15, 2003, the Company filed a Current Report on Form 8-K announcing that James L. Moore, Jr. joined the Board of Directors effective July 11, 2003.

On July 22, 2003, the Company filed a Current Report on Form 8-K announcing the Company’s consolidated financial results for the second quarter of 2003.

On August 26, 2003, the Company filed a Current Report on Form 8-K announcing that on August 25, 2003 the Company declared a quarterly cash dividend on its common stock of $0.065 per share to all shareholders of record at the close of business on September 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.

(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

November 6, 2003

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