Form 10-K
period 2003-12-31
CT COMMUNICATIONS INC /NC
filed 2004-03-12
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003
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

Common Stock
Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003 (based on the closing price of $10.70 per share as quoted on The Nasdaq Stock Market as of such date) was $187,132,000. As of February 27, 2004, there were 18,875,635 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Document of the Company	Form 10-K Reference Location

2004 Annual Meeting Proxy Statement	Part III

CT COMMUNICATIONS, INC.

AND CONSOLIDATED SUBSIDIARIES

Form 10-K for the Fiscal Year ended December 31, 2003

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

General

      CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides a broad range of telecommunications services to residential and business customers located primarily in North Carolina. We offer a comprehensive package of telecommunications and related services, including local and long distance telephone, Internet and data services and digital wireless products and services.

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

      In 1998, we began to operate as a competitive local exchange carrier (“CLEC”) in “edge-out” markets contiguous to our ILEC service area. Our CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro, North Carolina. In late 2000, we expanded our geographical focus with the opening of a CLEC office in the Greensboro market. Our CLEC offers services substantially similar to those offered by our ILEC.

      Since 1999, we have pursued our Greenfield operations in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. We are working with developers and builders to become the telecommunications provider for their developments. Under agreements with these developers, we provide the telecommunications infrastructure within these developments. By clustering our projects, we are able to gain capital and operating efficiencies.

      We provide long distance telephone service in the areas served by our ILEC, CLEC, and Greenfield business units. We have agreements with several interexchange carriers to terminate traffic that originates on our network, and our switching platform enables us to route traffic to these providers.

      We offer Internet and data services to ILEC, CLEC and Greenfield business and residential customers. These services include dial-up and high speed dedicated Internet access and digital subscriber line (“DSL”) services. Between May 1998 and December 2000, we significantly expanded this business through strategic acquisitions.

      We offer our own branded digital wireless services through our ongoing agreement with Cingular Wireless (“Cingular”). In June 2001, we completed the partitioning of our area of the Cingular digital network, including the acquisition of cell sites, subscribers, and a license for spectrum. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth Corporation (“BellSouth”) and SBC Communications (“SBC”). Roaming agreements with other wireless carriers enable our customers to utilize their digital wireless services throughout the United States and in a number of foreign countries.

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

Operations

ILEC Services

      Concord Telephone offers integrated telecommunications services as an ILEC to customers served by over 115,000 access lines in Cabarrus, Stanly and Rowan counties in North Carolina. Our ILEC network facilities include nearly 18,500 fiber optic conductor miles, serving nine exchanges in a host-remote switch architecture.

      The operations of Concord Telephone are our primary business segment. Concord Telephone accounted for approximately 60%, 64% and 70% of our operating revenue in the years 2003, 2002 and 2001, respectively. This percentage has decreased over the past three years as we have grown our non-ILEC businesses into significant operations. Nevertheless, we continue to expect Concord Telephone to account for a significant portion of our revenue and earnings in 2004.

      Concord Telephone ended 2003 with 115,538 access lines in service, a 3.5% decrease from year-end 2002. Of those lines, 84,714 selected Concord Telephone as their long distance provider, compared with 84,591 lines at year-end 2002.

      The Company’s ILEC derives revenue from providing local telephone services, network access services and other related services. Local service revenue is derived from the provision of local exchange telephone services in the Company’s service areas and includes primarily revenue from local service charges and calling features.

      Network access revenue primarily relates to services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company’s facilities to originate and terminate interstate, intrastate and local telephone calls. Certain of the Company’s interstate network access revenue is based on tariffed access charges prescribed by the Federal Communications Commission (“FCC”). The remainder of such interstate revenue is derived from revenue pooling arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line pool and is the recipient of long-term support. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was established in July 2003.

      Other revenue includes revenue related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, and publication of local directories.

      The Company believes the decline in the number of access lines is primarily due to declines in second lines, soft general economic conditions in the Company’s markets and the displacement of traditional telephone services by other competitive service providers.

      Continued high customer satisfaction remains a top priority, and our efforts are directed accordingly. We have implemented performance and satisfaction measures in our operations and continue to survey customers monthly to gauge loyalty and satisfaction. We hold all of our employees accountable for service quality, and a portion of their compensation depends upon customer survey results.

      Our sales efforts in 2004 will focus on increasing revenue per customer through continued development of bundled service offerings and an emphasis on incremental calling features. Eligible access lines with at least one calling feature increased from 46.2% in 2002 to 48.3% in 2003. The average number of calling features per line increased from 2.7 in 2002 to 3.6 in 2003.

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

      A centralized operations service center coordinates provisioning and maintenance for all ILEC customers. In addition to receiving maintenance requests, this center dispatches field personnel and monitors the status of all service orders and maintenance requests. To ensure continued customer satisfaction, the center’s operational performance is measured against targeted customer response time intervals and the ability to meet customer commitment dates.

      Our core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. We continue to upgrade our distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. We also have a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted.

      Telecommunications equipment providers have been impacted by the economic slowdown and market conditions. While we have some diversity among our suppliers, the difficult financial conditions may affect their ability to provide product enhancements and ongoing support.

      Regulation. Our ILEC is subject to regulation by various federal, state and local governmental bodies. We voluntarily opened our markets to competition for local dial tone in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in our price regulation plans. Federal regulations have required us to permit interconnection with our network and have established our obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases our ILEC’s business risks and may have a substantial impact on our ILEC’s future operating results. The FCC and North Carolina Utilities Commission (“NCUC”) continue to modify various rules surrounding local competition.

      Our ILEC is subject to competition from a variety of other companies such as competitive local exchange carriers, wireless companies, cable television companies, Internet service providers and newer Voice over Internet Protocol (“VoIP”) companies.

      The FCC governs our ILEC’s rates for interstate access services under a rate-of-return form of regulation at the interstate level. The FCC has been studying intercarrier compensation since 2001. There are certain parties that are advocating elimination of switched access charges and other access charges that have traditionally been imposed on other carriers that use the ILEC network for call completion. Some current proposals appear to encourage a revenue neutral impact of the elimination of these charges for rural companies by replacing such charges with higher monthly service rates and compensation through an access recovery mechanism. Currently, our ILEC receives revenue from the long-term support and ICLS components of the Universal Service Fund. In addition, certain companies have been deploying VoIP technology in an effort to avoid the payment of access charges. This issue is currently before the FCC. It is expected that these issues will receive significant attention at the FCC in 2004. On February 12, 2004, the FCC announced a decision on Pulver.com’s petition that companies offering VoIP telephony services that were strictly computer-to-computer and did not utilize the public switched telephone network would remain free of regulation. On the same date, the FCC also announced a rulemaking to examine what aspects of regulation should be applicable to VoIP services such as 911 services, universal service, disability access and access charges.

      In August 2003, the FCC released its Triennial Review Order addressing unbundled network elements. State commissions are required to address several issues regarding the level of competition in the state and the need for ILECs to continue providing certain unbundled network elements. In addition, numerous lawsuits and petitions contesting various aspects of the Triennial Review Order have been filed in various forums, including the FCC. While many of these proceedings are now underway, the impact of these issues on our business cannot yet be determined. We believe that the impact to our ILEC will be minimal.

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

      Since September 1997, our ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, our charges are no longer subject to rate-base, rate-of-return regulation. Instead, the revenues for most of our local exchange services may be adjusted to reflect changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of our control, such as jurisdictional cost shifts or legislative mandates. In previous years, we have rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows us to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. Previously, we believed the NCUC would review our price regulation on or about the fifth anniversary (2002) as required by the plan. The review has been delayed and we are uncertain as to when the NCUC will conduct such a review. In the meantime, state legislation was enacted in North Carolina in May 2003 that removed the ability of the NCUC to consider past or present rates of return in evaluating whether a price regulation plan is in the public interest.

      The FCC required wireline companies in the top 100 metropolitan statistical areas (“MSAs”) to begin intermodal porting (from wireline to wireless) beginning November 24, 2003. In areas of the country below the top 100 MSAs, wireline to wireless porting is scheduled to begin May 24, 2004. Local number portability (“LNP”) could result in increased customer churn over time, but has not yet had any significant impact on our business.

      Competition. Several factors have resulted in rapid change and increased competition in the local telephone market, including:

•	growing customer demand for alternative products and services including wireless and Internet services,

•	technological advances in transmitting voice, data and video services such as cable telephony and VoIP services,

•	development of fiber optics and digital electronic technology,

•	the advent of competitors in the yellow pages market,

•	a decline in the level of access charges paid by interexchange carriers to local telephone companies to access their local networks, and

•	legislation and regulations designed to promote competition.

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

      Cable operators are also entering the local exchange and high speed Internet markets. Time Warner plans to offer telephony services in its major markets and cable and high-speed Internet service in our core service area. Another major source of competition is wireless service providers serving our traditional service area.

          CLEC Services

      Our CLEC business was certified by the NCUC in 1997, the South Carolina Public Service Commission in 2000, and the Georgia Public Service Commission (“GPSC”) in 2001. Operation began late in 1997 in Salisbury and northern Charlotte, North Carolina, through an interconnection agreement with BellSouth. Since 1998, we have entered into interconnection agreements with Verizon Communications, Inc. (“Verizon”), Sprint Corporation (“Sprint”), Alltel Corporation (“Alltel”) and The Concord Telephone Company, our ILEC affiliate.

      At December 31, 2003, we were providing competitive local access to customers served by more than 29,000 access lines in select markets in North Carolina. We will maintain our focus in 2004 on achieving increased market penetration and higher revenue per customer in the markets where we currently provide service. The CLEC accounted for 12%, 10% and 8% of our operating revenue in the years 2003, 2002 and 2001, respectively.

      Our CLEC business employs the same sales strategy as our ILEC business, using locally based account executives that meet face-to-face with business customers. Our CLEC offers an integrated combination of communications services, including local service, long distance service and enhanced voice services, and Internet and data services. Our CLEC uses the same billing platform as our ILEC.

      Our CLEC manages its own network elements and elements leased from the incumbent local carrier, utilizing the MetaSolv ordering and provisioning system. We are highly dependent upon these local carriers because of the coordination required to transfer customers and for the reliability of the network elements that we lease. The CLEC’s customer care group has received specialized training specific to interconnection ordering and provisioning processes. These employees are held to the same high standards for service quality as our ILEC customer care group.

      We deploy a facilities-based network in our expansion markets, collocating our own remote switching equipment with the incumbent telephone company in key geographic areas. The local remote switches in each of our expansion markets are connected using a variety of fiber optic links. We typically lease appropriate network elements from the incumbent or alternate carriers to give us greater control over the service quality and to provide a platform for future expansion. We will continue to evaluate the economics of building our own outside plant network in locations where there exists a significant concentration of customers that are not currently on our network. In 2002, we identified three opportunities that met these criteria and constructed facilities that allowed us to transfer the associated customers to our own outside plant network facilities. We utilize a Nortel DMS 500 switch in Charlotte that permits us to switch local traffic from our CLEC and all of our long distance traffic.

      Regulation. In general, our CLEC establishes its own rates and charges for local services and is subject to less regulation as compared to our ILEC. However, like our ILEC, our CLEC must comply with various rules of the NCUC and the GPSC governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our CLEC interstate services, such as access service. In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. The next rate reduction is scheduled to be effective June 20, 2004, at which time the rate will be reduced from $0.012 to the prevailing ILEC rate. Although the switched access rates will decline, there is an expected certainty of payment by interexchange carriers; however, certain interexchange carriers, such as AT&T, have been deploying VoIP technology in an effort to avoid payment of access charges. This issue is currently before the FCC. It is expected that this issue will receive significant attention at the FCC in 2004.

      In August 2003, the FCC released its Triennial Review Order addressing unbundled network elements (“UNE”). State commissions are required to address several issues regarding the level of competition in the state and the need for ILECs to continue providing certain unbundled network elements. In addition, numerous lawsuits and petitions contesting various aspects of the Triennial Review Order have been filed with courts and the FCC. While many of these proceedings are now underway, the impact of these issues on our business cannot yet be determined.

      Currently, many state commissions approve UNE rates charged by ILECs based on a Total Element Long-Run Incremental Cost (“TELRIC”) costing methodology established by the FCC in 1996. There have been numerous legal and regulatory battles over the use of TELRIC, which is based on forward looking costs versus historical costs. The Triennial Review potentially allows ILECs to increase their cost of capital and accelerate depreciation used in TELRIC rate calculations, which may result in an increase in UNE rates. In addition, the FCC has initiated a separate docket on TELRIC. At this time, it is estimated that the impact on our business may be higher rates to obtain UNEs. Our CLEC relies significantly on network elements supplied by the incumbent local carrier.

      Competition. Our CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Competition for small to medium sized businesses is intense with knowledgeable customers that demand low cost, highly dependable service. We will continue to face competition from potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers, long distance providers, and private networks built by large end-users.

Greenfield Services

      Our Greenfield business provides comprehensive wireline telecommunications services to commercial and residential developments outside of our ILEC serving area. While most of these developments are located in North Carolina, we also provide competitive local access in Georgia. At December 31, 2003, we were providing service to more than 10,000 access lines in select markets in North Carolina and Georgia.

      Our Greenfield business develops relationships with builders and developers to provide integrated telecommunications service in their new developments. We enter into telecommunications provider agreements with those developers and builders prior to construction to offer local service, long distance, enhanced voice services, and Internet and data services to businesses and residents who populate the development. As of December 31, 2003, we had signed more than 90 agreements with a potential 48,000 access lines available upon completion. Our Greenfield business uses the same billing platform as our ILEC.

      In our Greenfield markets, Charlotte and Raleigh, North Carolina, and northern Georgia, we built a distribution system that interconnects to our remote switching equipment in order to become the telecommunications provider for each new development. We continue to focus on the fastest growing areas in the Charlotte and Raleigh markets. By clustering several projects, we expect to gain capital and operating efficiencies that should contribute to increased profitability.

      Regulation. The Greenfield business is generally regulated in the same manner as our CLEC business. The Greenfield business establishes its own rates and charges for local services and is subject to less extensive regulation as compared to our ILEC. Like the CLEC, our Greenfield business must comply with various rules of the NCUC and GPSC governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over our Greenfield interstate services, such as access service. In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. The next rate reduction is scheduled to be effective June 20, 2004, at which time the rate will be reduced from $0.012 to the prevailing ILEC rates.

      In 2002, the NCUC determined that exclusive easement rights (i.e. where a developer is contractually precluded from granting private easements to other providers) and exclusive provider arrangements (where one company is designated as the only company permitted to provide service to end users within a development) are anti-competitive. While our agreements with developers do not contain an exclusive provider provision, some of our agreements did contain an exclusive easement provision. The Company has notified its developers of the NCUC’s ruling and has formally waived any rights to enforce these provisions. Further, we have removed any such references from all new contracts since the NCUC’s ruling. As part of a more comprehensive review, on June 6, 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The NCUC is examining all preferred provider contracts filed by CLECs and ILECs as directed by the NCUC. Our Greenfield business currently has over 90 such contracts with developers, and has filed copies as required. Hearings were held on the matter in late January 2004. At this time, further impact of this inquiry on our business cannot be determined.

      Competition. Our Greenfield business competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may increase competition in our Greenfield areas by overbuilding our network with their own facilities. Cable telephony could be a direct competitor in the developments where we provide service since cable companies have a network within those developments. Wireless and Internet providers also compete for our wireline customers.

Digital Wireless Services

      We offer digital wireless services in Cabarrus, Stanly, Rowan and Iredell counties in North Carolina. We sell digital wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through seven company owned retail outlets and over 15 indirect retail outlets in North Carolina. We have company owned retail stores in Concord (2), Kannapolis, Statesville, Mooresville, Salisbury and Albemarle. Digital wireless products and services are also sold through our ILEC business offices and our direct sales force. At December 31, 2003, we served over 38,000 digital wireless customers. Our digital wireless business accounted for 18%, 17% and 13% of our operating revenue in the years 2003, 2002 and 2001, respectively.

      In June 2001, we paid approximately $23 million to Cingular to partition our area of the Cingular digital network. As a result of the partitioning, we acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly counties and the southern portion of Iredell county. As part of the acquisition, we assumed the lease payments for 28 of the 47 sites acquired. The partitioned area is approximately twice the size of our ILEC territory. While we have ownership of the assets and customers within our partitioned area, we continue to purchase pre-defined services from Cingular, such as switching, and remain subject to certain conditions including certain branding and service offering requirements and requirements to adhere to partnership technical and customer care standards. Products and services are co-branded with Cingular. We are not required to pay Cingular any franchise fees. Under the agreement, we have the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on our customers’ needs. Additionally, our agreement with Cingular allows us to benefit from their nationally recognized brand and nationwide network, provides us access to favorable manufacturing discounts for cellsite electronics, handsets and equipment, and enables us to participate in shared market advertising.

      Cingular recently announced its plan to merge with AT&T Wireless, which has cellsites in our partitioned area. At this time, we are unable to determine how this will affect the Company.

      In 2003, we completed the construction of two additional cell sites. We expect to add an additional four locations in 2004. These additional cell sites should increase coverage and capacity throughout our service area.

      We provide customer service utilizing specialized service representatives trained to handle the specific requirements of our digital wireless customers. The ordering and provisioning of digital wireless service can be performed at our store locations, our ILEC business offices, or by calling our toll-free number.

      Regulation. The construction, operation, management and transfer of digital wireless systems in the United States is regulated by the FCC. Digital wireless carriers are exempt from regulation by the NCUC. Because of our affiliation with Cingular, Cingular assumes the responsibility for many of the regulatory issues. The regulation of wireless services is discussed in more detail under “Legislative and Regulatory Developments” in Item 1 of this Annual Report on Form 10-K. The FCC required wireless carriers in the top 100 MSAs to implement LNP beginning on November 24, 2003. A portion of our service area is within the designated top 100 MSAs. In addition, the FCC also required wireline companies to begin intermodal porting (from wireline to wireless) on the same date. In areas of the country below the top 100 MSAs, wireless to wireless and wireline to wireless porting is scheduled to begin May 24, 2004. LNP could result in increased customer churn over time, but has not yet had any significant impact on our business.

      Wireless service carriers are required by FCC rules to provide enhanced 911 emergency service (“E-911”) in a two phase approach. Phase one has been completed and involves delivery of the caller’s number and the location of the cell site serving the customer to the Public Safety Answering Point (“PSAP”). Phase two will involve triangulation to allow PSAPs the ability to more accurately locate a calling party. Because of our affiliation with Cingular, they have responsibility for directing the implementation of E-911. We have been working with Cingular as well as applicable PSAPs in the roll out of E-911. We have included approximately $2 million in our 2004 capital budget for this deployment.

      Competition. Many wireless carriers compete in the Charlotte metropolitan area, including AT&T Wireless, Nextel, Sprint PCS, Alltel Mobile Communications, Verizon Wireless, Cricket Wireless and Cingular. This competition has led to intense pressure on the pricing of wireless services. Several providers have introduced “flat rate” pricing, which eliminated roaming and long distance charges and further reduced unit prices. We intend to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and by capitalizing on the strength of customers’ loyalty to us based on multiple service relationships.

Internet and Data Services

      In 1995, we began providing dial-up Internet access to residential and business customers. Since that time, we have grown our business through internal growth and several acquisitions, the largest of which were Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina and WebServe, Inc. (“WebServe”), a Charlotte, North Carolina based provider of web design, hosting, and programming services. We also acquired several smaller local Internet service providers. Since late 1999, we have seen a shift in customers away from the dial-up access service and into the higher revenue DSL access service. In the third quarter of 2002 we announced the downsizing of our web design services but continue to offer all other products. At December 31, 2003, we had over 21,000 Internet customers.

      Internet Access Service. We offer a variety of dial-up and dedicated solutions that provide access to the Internet. We also offer a full range of customer premise equipment required to connect to the Internet. Our access services include:

•	Dedicated Access. We offer a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a range of Internet applications.

•	DSL Access. In late 1999, we began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Our DSL services are available at speeds from 256 Kbps up to 1.54 Mbps. Our DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network (“ISDN”) and at flat-rate prices that are lower than traditional dedicated access charges. Our DSL lines increased from 6,664 in 2002 to 10,183 in 2003.

•	Dial-up Access. Our dial-up services provide access to the Internet through ordinary telephone lines at speeds up to 56 Kbps and through digital ISDN lines at speeds up to 64 Kbps. Our dial-up customers declined 14% in 2003 and 11% in 2002 as customers continue to demand higher speed broadband products.

      Web Services. We offer a variety of value-added services, including web hosting, collocation, virtual private networks or intranets, remote access, security solutions, and video conferencing.

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

      Regulation. Internet and data services have been determined by the FCC to be “information services” and are therefore, not subject to regulation in the same manner as telecommunications services are regulated.

      Competition. The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

•	access and content providers, such as Time Warner and Microsoft,

•	local, regional and national Internet service providers, such as EarthLink,

•	the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth, and MCI,

•	online services offered by direct broadcast satellite providers and

•	online services offered by incumbent cable providers, such as Time Warner.

Long Distance Services

      We began offering long distance services to our ILEC customers in 1992 and now provide that service to approximately 84,700 access lines within our ILEC, approximately 15,300 access lines within our CLEC, and more than 4,800 lines within our Greenfield markets. In our ILEC service area, over 73% of the total lines have selected our own branded long distance service.

      We have agreements with several interexchange carriers to terminate traffic that originates on our network. The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. While this decline in price has resulted in declining revenue, it has also allowed us to negotiate more favorable contracts with wholesale long distance carriers. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint, MCI and BellSouth.

      Strong competition in the market forced significant declines across many of our price plans during 2001, 2002 and 2003 that resulted in lower prices to customers. This trend is expected to continue as competition increases from other sources such as Internet telephony.

      VoIP is a new competitor for low cost telephone service that could adversely affect ILEC, CLEC and Greenfield access revenue, as well as long distance revenues. In addition, wireless substitution has become a viable threat to our long distance customer base. Increased competition within the digital wireless segment will continue to provide customers with more and lower cost opportunities to replace their long distance service.

Wavetel

      Wavetel, L.L.C. (“Wavetel”) ceased its wireless broadband commercial trial operations in Fayetteville, North Carolina effective December 9, 2002. The commercial trial was initiated in July 2001. The decision to conclude operations was based on several factors including the limited coverage area provided by the technology available at the time, our inability to obtain outside investment, and the downturn in the telecommunications and financial markets.

      Wavetel’s operations have been reflected as discontinued operations in the Company’s Consolidated Financial Statements included in Part IV.

Investments

      We have made several strategic investments designed to contribute to the execution of our business strategy. The investments are described below.

      Palmetto MobileNet. In 1998, we combined our cellular telephone investments with Palmetto MobileNet, L.P. (“Palmetto MobileNet”). We have a 22.4% limited partnership interest in Palmetto MobileNet, which holds a 50% general partnership interest in 10 rural service areas covering more than two million people in North Carolina and South Carolina. Alltel is the managing partner of the 10 cellular rural service area general partnerships and we are dependent on their management of the partnerships. During 2000, Alltel signed a roaming agreement with Verizon Wireless that decreased roaming fees paid to the partnership. During 2003, the partnership purchased the equity interest of one of the participating partners thereby increasing our partnership interest from 19.8% to 22.4%. The partnership will continue to face heavy competition from other digital wireless competitors in its serving areas and anticipates a reduction in roaming rates in 2004.

      Maxcom. In 1996, we participated with Grupo Radio Centro in forming Maxcom Telecomunicaciones, S.A. de C.V. (formerly Amaritel) (“Maxcom”), a competitive telecommunications company offering local, long distance and network telecommunications services in Mexico. During 1998, we participated in an additional $49 million private equity financing of Maxcom. Maxcom began offering commercial services in Mexico City and Puebla, Mexico in April 1999.

      On March 8, 2000, we entered into a Capital Contribution Agreement with Maxcom and its shareholders. Under this agreement, the shareholders of Maxcom were obligated to contribute a total of $35 million to Maxcom in exchange for capital stock and warrants to purchase additional stock. In connection with this agreement, we contributed $6.0 million in August 2000.

      In December 2001, we wrote down $13.4 million of our investment in Maxcom to reflect management’s best estimate of the net realizable value of our investment. In December 2003, the Company sold its investment in Maxcom. The sale price was lower than our carrying value, which resulted in additional losses on the investment totaling $1.2 million.

      Wireless One. In 1995, we participated with Wireless One, Inc. in forming Wireless One of North Carolina, L.L.C (“WONC”) to develop and launch wireless cable systems in North Carolina. WONC entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and held the majority of the

Multichannel Multipoint Distribution Service (“MMDS”) and Instructional Television Fixed Service (“ITFS”) spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. WONC continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services. The FCC has imposed certain build out requirements that we achieved through December 31, 2002 to retain the spectrum licenses. In March 2003 the FCC suspended those build out requirements pending completion of an examination of the rules surrounding use of the MMDS and ITFS spectrum.

      In September 2001, we entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc. and WorldCom Broadband Solutions, Inc., each of which was a subsidiary of WorldCom, Inc., and WONC. Under the Purchase Agreement, WONC purchased the entire fifty percent (50%) interest of Wireless One, Inc. in WONC. After this transaction was completed the Company owned, through our subsidiary CT Wireless Cable, 100% of the interests in WONC. The total purchase price was approximately $20.7 million, consisting of $3.0 million in cash at closing and an interest bearing promissory note of WONC for the remainder. The promissory note was payable over the 10-year period following the closing, with a $7.0 million payment due in year one, which payment could be deferred for up to an additional two years, and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment was not made when due, either we, or Wireless One, Inc., could cause WONC to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note was secured by a pledge of WONC’s channel rights.

      In July 2002, the Company delivered a “Split-Up Notice” to Wireless One, Inc. pursuant to the Purchase Agreement. This notice set into motion a process under the Purchase Agreement pursuant to which WONC would transfer to Wireless One, Inc. certain of WONC’s licensed frequencies. On April 22, 2003, WONC executed an agreement that resulted in the payment of accrued interest due under the promissory note and the agreement to transfer certain licensed frequencies to Wireless One, Inc. in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. At December 31, 2003, WONC, through its ownership of Wavetel NC License Corporation, held certain MMDS and ITFS spectrum rights. At December 31, 2003, CT Wireless Cable held 100% of the equity interest in WONC.

      Passive Investments. During 2003, our passive investments consisted of equity interests in several private and public companies. These investments primarily consisted of the following: ITC Holding Company, Inc. (“ITC Holding”), Magnolia Holding Company (“Magnolia”), and ITC Financial Services, LLC (“ITC Financial”).

      At December 31, 2002 we held a 4.4% equity ownership interest in ITC Holding. The primary assets of ITC Holding included InterCall, a company that provided conference calling services and certain other smaller holdings. During May 2003, ITC Holding was acquired by West Corporation for the purpose of merging InterCall into West Corporation’s existing operations. Prior to the West Corporation purchase, other assets of ITC Holding were sold to Magnolia. We received total proceeds of $17.1 million during 2003 from the sale of ITC Holding and invested approximately $3.0 million to acquire a 4.6% ownership interest in Magnolia. The primary asset of Magnolia is Knology, a public company that provides data and Internet connectivity to small and mid-size businesses.

      In December 2003 we acquired a 4.0% interest in ITC Financial Services, LLC, a company formed to provide prepaid debit card services.

      From time to time we may invest in other public and private securities of companies. We continually evaluate the investments in our portfolio and may make changes as we deem appropriate.

Legislative and Regulatory Developments

      The telecommunications industry is subject to federal, state and local regulation. The application of these regulations to our business segments is discussed above. A more general description is set forth below.

      Legislative. Various pieces of state and federal legislation may, from time to time, have potential consequences on our operations. In North Carolina, legislation was enacted in 2003 that deregulated intraLATA long distance service, interLATA long distance service and long distance operator services as well as providing other regulatory flexibility. This legislation has provided our ILEC greater flexibility in offering service bundles and promotions. On January 2, 2004, the NCUC released an order detailing its findings regarding the legislation and adopting implementation requirements. The Company is now in the process of analyzing and implementing the requirements of the NCUC order.

      Federal Regulations. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls. The Telecommunications Act of 1996 (the “Telecommunications Act”) was intended to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Implementation of its legislative objectives was the task of the FCC, state public utilities commissions and federal-state joint boards. The Telecommunications Act made all state and local barriers to competitive entry unlawful, whether they were direct or indirect. The Telecommunications Act directed the FCC to hold notice and comment proceedings and to preempt all inconsistent state and local laws and regulations. Among the numerous and often changing FCC proceedings are its Implementation of the Local Competition Provisions of the Telecommunications Act of 1996 proceeding (CC Docket No.96-98), its deployment of Wireline Services Offering Advanced Telecommunications Capability proceeding (CC Docket No. 98-147), and at least four proceedings relating to universal service and access charge reform (CC Docket Nos. 94-1, 96-45, 96-262, 99-249).

      In addition to opening up local exchange markets, the Telecommunications Act contained provisions for:

•	updating and expanding telecommunications service guarantees,

•	removing certain restrictions relating to former AT&T operating companies (the Regional Bell Operating Companies) resulting from the federal court antitrust consent decree issued in 1984,

•	reform of universal service,

•	the entry of telephone companies into video services,

•	the entry of cable television operators into other telecommunications industries,

•	changes in the rules for ownership of broadcasting and cable television operations and

•	changes in the regulations governing cable television.

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

      The FCC may forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every three years and repeal or modify any that it deems to be no longer in the public interest.

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

      The FCC has the task of reforming universal service to ensure funding is adequate and disbursements are proper. Our ILEC currently receives long-term support and interstate common line support from the universal service fund.

      One unresolved area in terms of regulation that has received significant attention recently is the treatment of VoIP services. The FCC has announced several high profile inquiries into VoIP services being offered. Certain VoIP providers are seeking to avoid payment of access charges to ILECs and CLECs through the use of such technology. At least three companies, AT&T, Pulver.com, and Level 3, have filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On the same date, the FCC also announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. It is unclear what impact any ruling will have on the Company.

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

      The FCC has decided to re-examine their spectrum allocation policies. This includes potential reallocations of existing spectrum and unused spectrum.

      State and Local Regulation. We are regulated by the NCUC and the GPSC because we provide intrastate telephone services within North Carolina and Georgia. As a result, we must comply with North Carolina and Georgia pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. The rules and regulations are designed primarily to promote the public’s interest in receiving quality telephone service at reasonable prices. Our networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis.

Risk Factors

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor provisions established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section included elsewhere in this report.

Our success depends upon our ability to manage our growth.

      Our ability to continue to grow and develop our business will depend on whether we can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	acquire necessary equipment, software, and facilities, and integrate them into our systems,

•	evaluate markets,

•	monitor operations,

•	control costs,

•	maintain effective quality controls,

•	hire, train, and retain key personnel,

•	expand internal management,

•	obtain sufficient capital funding to support our business plan,

•	enhance operating and accounting systems, and

•	obtain any required government authorizations.

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

      Cable operators are entering the local exchange and high speed Internet markets. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony to customers in our ILEC, CLEC and Greenfield service areas. Other sources of competition include wireless service providers and VoIP service providers.

      The trend toward business combinations and strategic alliances within the telecommunications industry could further increase competition. In addition, the development of new technologies could increase competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to compete in many segments of the telecommunications industry, including segments in which we participate and expect to participate. This expansion may eventually result in more participants than can ultimately be successful in a given market.

      We expect that increased competition will result in more competitive pricing. Some of the companies with whom we compete are, or are affiliated with, major telecommunications companies. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. We cannot assure you that we will be able to achieve or maintain adequate market share or compete effectively in any of our markets. Any of these factors could materially adversely affect our business and the price of our Common Stock.

We must secure unbundled network elements.

      In connection with our CLEC and Greenfield operations, we interconnect with and use incumbent telephone companies’ networks to access our customers. Accordingly, we depend upon the technology and capabilities of incumbent telephone companies to meet the telecommunications needs of our CLEC customers and to maintain our service standards. Our CLEC and Greenfield operations depend on the quality and availability of the incumbent telephone companies’ copper lines and the incumbent telephone companies’ maintenance of these lines. We must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from the incumbent telephone companies. We may not be able to obtain the copper lines and services we require from the incumbent telephone companies at satisfactory quality levels, rates, terms and conditions. Our inability to do so could delay the expansion of our networks and degrade service quality to our customers. If these events occur, we may experience a material adverse effect on our CLEC and Greenfield businesses and the price of our Common Stock.

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

      We also purchase investments in companies, which are not publicly traded. We generally carry these investments at their cost of investment. The success or failure of these companies and the resultant effect on our carrying value for these investments in unconsolidated companies may have a material adverse impact on our financial results.

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

Employees

      At December 31, 2003, we had approximately 630 employees. None of our employees is represented by a labor union, and we consider relations with our employees to be good.

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

Executive Officers of the Registrant

      The following is a list of our executive officers who serve at the pleasure of the board of directors, including such person’s name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.

      Michael R. Coltrane, age 57, has been President, Chief Executive Officer and a director since 1988. During 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Prior to joining us in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank (now, First Charter Bank) for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is a director of the general partner of Palmetto MobileNet, L.P., a director of Northeast Medical Center, a director of First Charter Bank and Vice Chairman of its parent company, First Charter Corporation. Mr. Coltrane has been a director of the United States Telecom Association since 1991 and served as its Chairman from October 2000 to October 2001.

      Matthew J. Dowd, age 41, has been a Senior Vice President since May 2002 and has primary responsibility for sales and marketing and customer service. From May 2001 until December 2003, Mr. Dowd served as Chief Executive Officer of Wavetel. From 1997 to 2000, he was a General Manager of Omnipoint Communications, Inc., a wireless telecommunications provider.

      James E. Hausman, age 47, has been Senior Vice President, Chief Financial Officer and Treasurer since May 2002. From 2000 to 2002, he served as Chief Financial Officer for three emerging telecommunications companies: American Lightwave Communications, Inc., Crescent Communications, Inc. and Prepaid Telecom Corporation. From 1988 to 1999, he was Chief Financial Officer of Houston Cellular Telephone Company.

      Michael R. Nash, age 52, has been a Senior Vice President since January 1999 and has primary responsibility for our network technology and network operations. He is Chairman of the board of directors of the Cabarrus Economic Development Corporation and serves on the boards of the Alliance for Telecommunications Industry Solutions and Access/ On Multimedia.

      Ronald A. Marino, age 40, has been Vice President of Finance and Chief Accounting Officer since November 2002. From August 2001 to November 2002, he was Chief Financial Officer of Wavetel. From 2000 to 2001, he was the Chief Financial Officer, Secretary and Treasurer of Datatec Systems, Inc., an information technology services company. From 1997 to 2000, he was the Senior Director of Finance of Omnipoint Communications, Inc., a wireless telecommunications provider.

Item 2.	Properties

      Our properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, radio transmitting equipment and other equipment.

      We own approximately 16 acres of land on Copperfield Boulevard in Concord, North Carolina. Our principal executive offices are in our Corporate Center located on this property. Construction of this four-story, 118,000 square foot building began in 2000 and was completed in March 2002. Two additional buildings totaling approximately 25,000 square feet were constructed at this site between 1996 and 1998.

      We also own a building on Cabarrus Avenue East in Concord. This facility was built in 1956 and expanded in 1967. It serves as our business office, switching and computing center. This building has approximately 53,000 square feet of floor space.

      We own a 12,300 square foot general warehouse located in Concord and a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King’s Grant Development. This property may be used for future development if needed.

      In connection with our wireless operations, we have entered into seven real property leases to house our retail outlets in Concord (Concord Parkway and Concord Mills Mall), Kannapolis, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. In addition to our Cabarrus Avenue facility, we maintain business offices and switching equipment in Kannapolis, China Grove, and Albemarle, North Carolina. We also lease office space on University Executive Drive in Charlotte, North Carolina. Our CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to our operations or financial condition.

      We utilize approximately 150 motor vehicles in our operations, all but two of which we own.

Item 3.	Legal Proceedings

      CT Communications is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock began trading on The Nasdaq National Market under the symbol “CTCI” on January 29, 1999.

      The following table shows the high and low closing sales prices per share of our Common Stock as reported on The Nasdaq National Market for the periods indicated:

			Per Share
			Dividend
	High	Low	Declared

Year ended December 31, 2003
First quarter	$12.10	$7.00	$0.065
Second quarter	11.36	8.70	0.065
Third quarter	14.32	10.98	0.065
Fourth quarter	14.85	11.93	0.065
Year ended December 31, 2002
First quarter	$17.50	$13.93	$0.065
Second quarter	16.20	13.12	0.065
Third quarter	17.15	13.00	0.065
Fourth quarter	15.04	11.30	0.065

      Dividends are paid only as and when declared by our board of directors, in its sole discretion, based on our financial condition, results of operations, market conditions and such other factors as it may deem appropriate. We may not pay dividends on our Common Stock if any dividends on our Preferred Stock are in arrears.

      The number of shareholders of record of our Common Stock as of February 27, 2004, was 2,247. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	Years Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data:
Operating revenue	$160,908	$148,056	$135,803	$115,945	$105,602
Operating expense	141,357	129,655	121,222	100,521	82,776

Operating income	19,551	18,401	14,581	15,424	22,826
Other income (expense) (1)	13,312	3,774	(3,242)	54,354	16,397
Income taxes	12,620	8,696	4,993	27,843	15,885

Income from continuing operations	20,243	13,479	6,346	41,935	23,338
Discontinued operations (2)	(424)	(5,657)	(5,880)	(1,205)	—

Net income	19,819	7,822	466	40,730	23,338
Dividends on preferred stock	20	20	25	26	26

Earnings for common stock	$19,799	$7,802	$441	$40,704	$23,312

Basic weighted average common shares outstanding	18,747	18,710	18,816	18,834	18,706
Diluted weighted average common shares outstanding	18,808	18,746	18,860	18,931	18,858
Per share data (3):
Basic earnings per share	$1.06	$0.42	$0.02	$2.16	$1.25
Diluted earnings per share	1.05	0.42	0.02	2.15	1.24
Dividends per share (3)	0.26	0.26	0.26	0.26	0.26
Balance Sheet Data:
Book value per share	$9.46	$8.56	$8.71	$9.27	$9.30
Total assets	321,668	338,764	310,048	261,882	258,844
Long-term debt (excluding current maturities)	80,000	127,697	100,000	34,000	20,000
Redeemable preferred stock (excluding current maturities)	—	—	88	100	113
Shareholders’ equity	177,530	160,201	163,575	175,091	174,939

(1)	Other income in 2003 includes a $15.2 million gain related to the sale of the Company’s investment in ITC Holding. Other expense in 2001 includes $14.9 million in impairment charges related to the write-down of Maxcom and other investment securities to their estimated net realizable value. Other income in 2000 includes a $39.2 million gain related to the sale of the Company’s DCS Partnership to BellSouth and other income in 1999 includes gains on sales of various investment securities.

(2)	See Note 2 — Discontinued Operations included in Item 8.

(3)	Share data is based on the weighted average number of shares outstanding after giving retroactive effect to the recapitalization effective January 28, 1999, pursuant to which our Articles of Incorporation were amended to (i) provide for one class of common stock, consisting of 100 million authorized shares and (ii) reclassify each issued and outstanding share of voting common stock into 4.4 shares of common stock and each issued and outstanding share of class B non-voting common stock into 4.0 shares of common stock, and the 2-for-1 stock dividend effective April 5, 2000. Dividends declared have been restated to give retroactive effect to these events.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and the selected financial data included elsewhere in this report.

Introduction

      CT Communications, Inc. and its subsidiaries provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. Our primary services include local and long distance telephone service, Internet and data services and digital wireless products and services.

      The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in growth initiatives that exceed certain return thresholds and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments that complement our business units. During 2001, the Company expanded its wireless business through the partitioning of its area of the Cingular digital networks.

      The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing our management team and board of directors, and designing and developing our business support and operating systems. The Company’s primary focus is to maximize the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, Internet and data services, and digital wireless businesses. The Company will also consider strategic acquisitions and investments as opportunities arise.

      Net income for the Company was $19.8 million in 2003 compared to $7.8 million in 2002 and $0.5 million in 2001. Income from continuing operations was $20.2 million, $13.5 million and $6.3 million in 2003, 2002 and 2001, respectively. Diluted earnings per share from continuing operations were $1.08, $0.72 and $0.34 in 2003, 2002 and 2001 respectively.

      Overall, 2003 was a strong year for the Company as revenue increased across all operating segments and the Company’s competitive businesses showed improved operating margins. The Company’s ILEC experienced a loss of access lines as its customers can select from several alternative service providers. The competitive CLEC and Greenfield wireline businesses continued to experience strong demand for their products and services in 2003 that resulted in 8.6% and 55.0% access line growth, respectively. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as we leverage existing transport infrastructure to support new customers.

Industry and Operating Trends

      The telecommunications industry continues to evolve into a highly competitive business faced with the challenge of evolving their organizations, services, processes and systems that are capable of successfully competing for and retaining customers. Our ILEC is facing more competitive pressure than any other time in its 106-year history. Wireless providers and CLEC’s have targeted our customers and will continue to promote low cost, flexible communications alternatives. The more recent introduction of cable telephony and VoIP services will become more significant threats to our voice business in the coming years. These technologies are capable of delivering a quality, competitive voice service to our ILEC customers at a lower cost. These voice providers are not subject to certain regulatory constraints that have shaped our business model and that will become more significant impediments to our ability to successfully compete in the coming years.

      In particular, our ILEC must provide certain basic services to all customers in our regulated service area, regardless of the cost to provide that service. We are the beneficiaries of certain cost reimbursements that are intended to offset certain costs to provide service. These reimbursements are increasingly at risk and being reduced, yet our service obligations remain unchanged. The future risk and uncertainty of regulatory service requirements and the recovery of expense subsidies will impact our ability to maintain existing margins and profitability.

      As discussed above, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout our businesses. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony in our ILEC service area, which could result in a loss of access lines, a reduction in ILEC revenue including long distance revenue, and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting our ILEC business as well as our long distance revenue. Some customers are choosing to substitute their landline service with wireless service. We believe this has contributed to the access line decrease in the ILEC over the past several years.

      Also impacting access line losses over the past several years is the adoption of DSL and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service.

      During 2003 we experienced a decline in the recovery of wireless interconnection access fee revenue. We expect continued pressure from other telecommunications providers to lower and ultimately eliminate our recovery of fees for terminating their traffic into our network.

      In our Wireless business, increasing competition, market saturation and an uncertain economy have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among carriers. This competition will continue to put pressure upon pricing and margins as carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user derived from its customers.

      Regulatory requirements have grown in certain areas of our business and have added complexity and expense to our business model. In November 2003, we were required to provide number portability to wireless carriers. This service allows greater customer choice in their telecommunications provider, without the need to change established end user contact numbers. While this service certainly enhances customer choice, it negatively impacts our cost to provide basic service. As federal and state agencies continue their pursuit of opening all telecommunications services to competition, additional expenses are likely to be incurred by the established local exchange carriers to facilitate more open networks.

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

      Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”).

      Certain interstate rates charged by the Company are regulated by the FCC and may be subject to potential over-earnings claims if the Company’s interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the Company’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in current and future legislation, regulatory filings and FCC rulings, as well as any other factors that may impact management’s estimate.

      The Company also participates in a revenue pooling arrangement with other local exchange carriers administered by NECA. Revenue earned through this pooling arrangement is initially recorded based on the Company’s estimates and revised as settlements are finalized.

      The Company periodically makes claims for recovery of certain amounts related to access charges on certain minutes of use terminated by the Company on behalf of other carriers. Management believes these claims that have not been accepted by other carriers have merit and there will be a resolution in the future regarding these claims. However, management is unable to estimate the recovery and is not reasonably assured of collection. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectability, the Company will recognize revenue in the period that assurance or collection occurs.

      Wireless revenues are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on EITF 00-21, the Company has determined that the sale of wireless services through its direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Wireless activation fees are recognized as revenue at the time of activation.

Restructuring charges

      We periodically record charges resulting from restructuring operations, including consolidations and/or relocations of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The Company announced its intent to discontinue its wireless broadband trial and recognized a loss of approximately $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments of excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves.

Long-lived assets

      We continually evaluate the estimated useful lives of our property and equipment in computing depreciation expense. Consideration is given to technological advances and utilization of our existing facilities.

      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and accordingly, we no longer amortize goodwill and other intangible assets. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, changes in technology, a significant decline in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. Our net goodwill and other intangible assets totaled $45.1 million and $63.0 million as of December 31, 2003 and 2002, respectively. We performed an initial review of goodwill and other intangible assets upon adoption of SFAS No. 142 and will perform reviews annually thereafter as of December 31. No impairment charges were required at December 31, 2002 and 2003.

Investments

      We hold certain investments and investment securities that we evaluate to determine whether unrealized losses are other than temporary. We perform this evaluation quarterly by comparing market price of the investments and securities to the current recorded value. Based on this evaluation and consideration of other factors, we determine the classification of unrealized losses and record charges to adjust the carrying value of these investments. We also hold certain other investments and investments in unconsolidated companies that we evaluate to determine if the investment is impaired. The determination of fair market value is based on historical and projected information regarding the investment and on management’s estimates. If it is determined that the fair market value of the investment is less than the current recorded value then we record charges to adjust the carrying value of these investments.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Net deferred tax liabilities at December 31, 2003 and 2002 were $22.3 million and $11.9 million, respectively. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recognized a valuation allowance of $3.3 million and $2.9 million at December 31, 2003 and 2002, respectively.

Pension and post-retirement benefits

      The decline in equity markets in recent years coupled with record low interest rates have negatively impacted companies with defined benefit pension plans. These factors have decreased plan assets that are available to pay plan benefits at the same time the cost of providing benefits has increased.

      We used a discount rate of 6.25% in valuing our December 31, 2003 pension and post-retirement benefit obligations. In addition, we have assumed a 7.5% long-term expected return on assets. The pension benefit obligation increased to approximately $43.0 million with plan assets at December 31, 2003 valued at $43.2 million. This compares with a benefit obligation of $37.0 million at December 31, 2002, with plan assets valued at $35.8 million. Although difficult to predict because of the relation to market performance, we do not anticipate making a cash contribution to meet minimum required funding thresholds in 2004.

      The post-retirement benefit obligation related to the Company’s health care plan that provides post-retirement medical benefits and life insurance coverage to certain employees was $11.2 million at December 31, 2003 and is not funded by the Company. The Company has adopted SFAS No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”, and is amortizing the estimated transition liability over 15 years.

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

Results of Operations

      We have identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, Internet and Data Services (“IDS”) and Palmetto MobileNet. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. We have a 22.4% limited partnership interest in Palmetto MobileNet that is accounted for as an equity investment. Palmetto MobileNet’s financial statements are included on pages F-37 through F-46 of this report.

      The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	2003	2002	2001

Total operating revenue	$160,908	$148,056	$135,803
Total operating expense	141,357	129,655	121,222

Operating income	$19,551	$18,401	$14,581

Depreciation and amortization	$30,848	$26,821	$23,276
Capital expenditures	23,762	44,283	59,110
Total assets	321,668	338,764	310,048

Ending wired access lines	155,123	153,414	145,154
Ending wireless subscribers	38,458	33,293	31,120

2003 compared to 2002

      Operating revenue increased $12.9 million or 8.7% for the year ended December 31, 2003 when compared to 2002. The increase is attributable to a $4.2 million increase in CLEC revenue driven primarily by an 8.6% increase in access lines, a $4.0 million increase in wireless revenue driven by a 15.5% increase in customers and an increase in network traffic, a $2.1 million increase in Greenfield revenue driven by a 55.0% increase in Greenfield access lines, a $1.8 million increase in ILEC revenue and a $0.8 million increase in IDS revenue. Overall, total operating revenue increased in all operating segments in 2003 compared to 2002.

      In 2003, the Company’s ILEC recognized $1.8 million in additional interstate revenue from NECA related to ICLS support and a common line revenue pooling arrangement. These sources of revenue may or may not be received in the future.

      In addition, during 2003, the Company recorded adjustments to its reserves for over-earnings claims. Certain interstate rates charged by the Company are regulated by the FCC and may be subject to potential over-earnings claims if the Company’s interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. During 2003, the Company recorded a net adjustment to these reserves that increased operating revenue by approximately $0.6 million. In 2002, the Company recorded a net adjustment that decreased operating revenue by $0.8 million. As of December 31, 2003, the Company’s total over-earnings reserve is approximately $0.7 million. Management periodically assesses the Company’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in current and future legislation, regulatory filings and FCC rulings, as well as any other factors that may impact management’s estimate.

      We have diversified operating revenue in the Company significantly over the past two years due to the growth in our competitive businesses. For 2003, ILEC revenue represented 59.7% of total revenue compared to 63.7% in 2002, while Digital Wireless has grown to 17.7% of total revenue, up from 16.5% in 2002, the combined CLEC and Greenfield businesses have grown to 16.1% of total revenue up from 13.2% in 2002 and Internet revenue represented 6.5% of total revenue in both 2003 and 2002.

      In 2003, operating expense increased $11.7 million or 9.0% as compared to 2002. This increase is primarily the result of increases in depreciation expense of $4.0 million, increases in compensation and benefit expenses, and increases in expenses related to customer growth (including minutes-of-use) in our CLEC, Greenfield and Wireless businesses.

      Our operating margin decreased slightly to 12.2% in 2003 from 12.4% in 2002. This reduction in operating margin is primarily due to the expansion of operations in our lower margin competitive businesses that have replaced higher margin ILEC revenue.

2002 compared to 2001

      Operating revenue increased $12.3 million or 9.0% for the year ended December 31, 2002 when compared to 2001. This increase in operating revenue is related primarily to two main factors: a full year of digital wireless services after the partitioning of our wireless territory from Cingular in June 2001 as compared to six months in 2001 and the continued significant growth of our customer base in our CLEC and Greenfield businesses.

      As a result of this growth in our competitive businesses we have diversified operating revenue in our Company significantly over the past two years. In 2001, our ILEC business represented 70.4% of total operating revenue while our Digital Wireless represented 13.5%, the combined CLEC and Greenfield business represented 9.2% and our Internet business represented 6.9% of total operating revenue. In 2002, the ILEC represented 63.7% of revenue while Wireless had grown to 16.5% of revenue, the combined CLEC and Greenfield businesses had grown to 13.2% of revenue and Internet represented 6.5% of revenue.

      In 2002, operating expense increased $8.4 million or 7.0% as compared to 2001. Depreciation and amortization expense accounted for $3.5 million of this increase due to several years of increased capital expenditures which included projects such as the partitioning of our wireless territory from Cingular and the building of our new corporate headquarters facility. The remaining $4.9 million of the increase is related to the operation of our partitioned wireless business for a full year and the costs associated with the greater customer numbers in our CLEC and Greenfield businesses, partially offset by internal efficiencies and cost control efforts.

      As a result of the 9.0% revenue growth and 7.0% expense growth, operating margins improved to 12.4% in 2002 after having fallen to 10.7% in 2001.

ILEC (in thousands, except lines)

	2003	2002	2001

Total operating revenue	$96,075	$94,308	$95,560
Total operating expense	66,999	64,046	66,485

Operating income	$29,076	$30,262	$29,075

Depreciation expense	$20,527	$19,068	$17,313
Capital expenditures	12,294	16,558	20,937
Total assets	171,594	163,139	163,136

Ending business access lines	29,137	31,085	31,530
Ending residential access lines	86,401	88,660	90,137
Ending total access lines	115,538	119,745	121,667
Ending long distance lines	84,714	84,591	83,820

2003 compared to 2002

      Operating revenue for the ILEC increased $1.8 million or 1.9% for 2003 compared to 2002. The increase in revenue consists of a $4.0 million increase in settlement revenue partially offset by a $0.8 million decrease in cellular interconnection revenue, a $0.8 million decrease in long distance revenue and a decrease in local revenue due to the decrease in access lines. The primary reason for the increase in settlement revenue in 2003 is $1.8 million in federal support received through NECA and a $1.4 million change in the Company’s over-earnings reserves. The decrease in access lines is partly due to an increase in DSL Internet adoption by some of our customers which has lead the customers to cancel second lines previously used for dial-up Internet service as well as increased competition from wireless providers. At December 31, 2003, approximately 5,600 second lines remain in service.

      Wireless interconnection revenue is likely to decline going forward as the Company has been required to develop direct billing relationships with wireless carriers for termination of wireless traffic in our network. This decline is due to migration of this traffic to direct billing arrangements subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. The Company believes that ILEC revenue may decline up to $2.5 million in 2004 due to this rate decline. However, this rate decline will be somewhat offset as wireless traffic terminated on our network increases.

      Operating expense in the ILEC increased $3.0 million or 4.6% for 2003 compared to 2002. The primary drivers of this increase were increases in compensation and benefits expense and increased depreciation expense, partially offset by a decrease in cellular interconnection expense. Operating expense continues to increase at a faster rate than operating revenue in 2003 resulting in a decline in operating margin from 32.1% in 2002 to 30.3% in 2003. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access lines losses.

      Capital expenditures in 2003 were 12.8% of ILEC operating revenue compared to 17.6% of revenue in 2002.

      ILEC access lines subscribing to our long distance service increased slightly in 2003 despite a 3.5% access line loss. At the end of 2003, 73.3% of ILEC access lines subscribed to our long distance service, up from 70.6% at year-end 2002. Despite the increase in ILEC customers subscribing to our long distance service, long distance revenue has declined. Long distance minutes-of-use increased significantly in 2003 compared to 2002. However, increased competition has forced rates per minute down and as a result, long distance revenue has declined despite an increase in minutes-of-use and this trend is expected to continue.

2002 compared to 2001

      Operating revenue for the ILEC declined from $95.6 million in 2001 to $94.3 million in 2002. This 1.4% decrease in revenue was mainly due to a corresponding 1.6% decrease in access lines. We attribute much of the line loss to the nearly 5% penetration of our access line base with our DSL Internet product, causing some of our access line customers to cancel second lines previously used for dial-up Internet service. It is also believed that similar pressure on second lines is occurring from wireless carriers and cable modem Internet service offered in our incumbent area by Time Warner. The penetration of our incumbent base by our DSL product more than doubled in 2002.

      Operating expense in the ILEC declined at a slightly faster rate than operating revenue in 2002 boosting operating margin from 30.4% in 2001 to 32.1% in 2002. Contributing to this margin increase was a $4.6 million reduction in expense related to operational efficiencies offset by a $1.8 million increase in depreciation costs related to capital spending on several significant projects. An example of our focus on internal operating efficiencies is the decision, announced in the fourth quarter, to outsource operator services to a reliable industry specialist, a move that we estimate will save us over $400,000 per year beginning in 2003.

      Capital expenditures declined in 2002 to 17.5% of ILEC operating revenue compared to 21.9% in 2001, due in part to the slowing new customer growth in our territory.

      ILEC access lines subscribing to our long distance service increased 0.9% in 2002 despite the 1.6% access line loss. At the end of 2002 over 70.6% of ILEC access lines subscribed to our long distance service, up from 68.9% at year-end 2001.

CLEC (in thousands, except lines)

	2003	2002	2001

Total operating revenue	$19,681	$15,503	$10,628
Total operating expense	21,231	21,370	19,435

Operating income (loss)	$(1,550)	$(5,867)	$(8,807)

Depreciation expense	$2,356	$2,202	$1,987
Capital expenditures	1,004	2,705	3,378
Total assets	12,962	14,492	15,640

Ending access lines	29,490	27,157	20,234
Ending long distance lines	15,288	14,052	10,923

2003 compared to 2002

      CLEC operating revenue was $19.7 million in 2003, representing a $4.2 million or 26.9% increase over 2002. The $4.2 million increase consists of a $2.0 million increase in recurring line revenue and a $2.1 million increase in access revenue. The increase in recurring line revenue is primarily attributable to an 8.6% increase in access lines during 2003. The $2.1 million increase in access revenue was due primarily to the collection of approximately $1.3 million in previously disputed access fees in 2003 and an increase in minutes of use. We have placed significant resources around revenue assurance activities to identify and collect access fees. Although revenue assurance efforts will continue at current levels, we are not likely to identify future opportunities consistent with our success in 2003.

      Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. The effect of this reduction lowered access revenue approximately $0.4 million in 2003.

      CLEC operating expense was $21.2 million and $21.4 million in 2003 and 2002, respectively. Our operating expense decreased slightly despite revenue growth of 26.9%. As a result, our operating margin increased to (7.9%) in 2003 compared to (37.8%) in 2002. The improvement in operating margins was due primarily to the increase in access lines and the collection of $1.3 million of previously disputed access fee revenue. We expect margins to continue to be positively impacted as we leverage existing transport infrastructure with new customers.

      We did not enter any new markets in 2003 or 2002, electing instead to focus on market penetration in our current markets and leverage existing transport infrastructure where possible. Our CLEC focuses on the metropolitan areas and communities immediately surrounding our ILEC territory.

2002 compared to 2001

      CLEC operating revenue was $15.5 million in 2002, representing a $4.9 million or 45.9% increase over 2001. This increase is due to a 34.3% increase in access lines during 2002 as well as a 28.6% increase in CLEC long distance customers. CLEC continued its steady growth within the Charlotte and Greensboro, North Carolina markets, becoming a more significant carrier in the areas it serves.

      CLEC operating expense was $21.4 million in 2002 compared with $19.4 million during 2001. Our operating expense increased 10.0% in 2002, significantly less than the 45.9% revenue growth resulting in an increase in operating margins from (82.9%) in 2001 to (37.8%) in 2002. Operating expense increases in 2002 were principally related to the 34% increase in our customer base, which impacted customer service, billing, transport and network costs.

Greenfield (in thousands, except lines and signed provider agreements)

	2003	2002	2001

Total operating revenue	$6,223	$4,107	$1,874
Total operating expense	11,165	9,294	6,087

Operating income (loss)	$(4,942)	$(5,187)	$(4,213)

Depreciation expense	$2,761	$2,000	$1,018
Capital expenditures	4,680	10,099	9,995
Total assets	24,478	22,419	14,357

Ending access lines	10,095	6,512	3,253
Ending long distance lines	4,806	2,577	981
Total signed provider agreements	94	73	49

2003 compared to 2002

      Greenfield revenue increased $2.1 million in 2003 to $6.2 million compared to $4.1 million for 2002. This revenue increase is primarily attributable to a 55.0% increase in access lines in 2003 related to the continued, but slower than expected, filling of 94 developments covered by signed telecommunications provider agreements. In addition, access revenue increased approximately $0.6 million in 2003 as the minutes-of-use on our network increases with customer growth. Our Greenfield business signed 21 provider agreements in 2003, bringing the total number of signed agreements to 94. These agreements represent a potential 48,000 access lines once these developments have been completely built out. The expected residential/ business line mix of these 94 projects is expected to be 90% residential and 10% business.

      Operating expense increased 20.1% in 2003 to $11.2 million, related primarily to the 55.0% increase in access lines and a $0.8 million increase in depreciation expense. The increase in access lines and related minutes-of-use on the Company’s network has resulted in $0.5 million increase in combined access and transport expenses. The increase in depreciation expense is associated with the up-front capital expenditures required in most of the developments. Capital expenditures in 2003 decreased $5.4 million for 2003 compared to 2002, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

      At the end of 2003, 47.6% of Greenfield access lines also subscribed to our long distance service, up from 39.6% in 2002. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers in malls historically do not elect our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

      In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding provider contracts. The NCUC is examining all telecommunications provider contracts filed by CLECs and ILECs with the NCUC and hearings were held in late January 2004. The Company has telecommunications provider contracts through its Greenfield operations. At this time, the impact of this inquiry on our business cannot be determined.

      The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be offset by increased levels of traffic as the Company continues to build out its projects.

2002 compared to 2001

      Greenfield revenue more than doubled in 2002 to $4.1 million compared to $1.9 million for 2001. This revenue increase is primarily attributable to a doubling in access lines in 2002 related to the continued, but slower than expected, build-out of 73 developments covered by signed telecommunications provider agreements. Included in this access line increase was the opening of the Triangle Town Center Mall in Raleigh, the third destination mall served by our Greenfield business. Our Greenfield business signed 24 provider agreements in 2002, bringing the total number of signed agreements to 73. These agreements represent a potential 40,800 access lines once these developments have been completely built out.

      Operating expense increased 52.7% in 2002 to $9.3 million, related to the 100% increase in access lines and a $1.0 million increase in depreciation expense associated with the significant initial capital expenditures required in most of the developments. Most of the increase in expense in 2002 related to the increasing customer base. Capital expenditures in 2002 were essentially flat with 2001 levels as projects representing 13,000 to 14,000 potential access lines were started each year.

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

Digital Wireless (in thousands, except subscribers)

	2003	2002	2001

Total operating revenue	$28,468	$24,443	$18,315
Total operating expense	26,332	21,155	16,139

Operating income	$2,136	$3,288	$2,176

Depreciation and amortization	$1,721	$1,174	$668
Capital expenditures	1,107	4,289	812
Total assets	30,790	30,500	28,316

Ending post-pay subscribers	38,458	33,293	31,120

2003 compared to 2002

      Our Digital Wireless business saw operating revenue grow 16.5% in 2003 compared to 2002. We continued our post-pay wireless subscriber growth in 2003 by adding 5,165 net subscribers, an increase of 15.5% compared to a 7.0% growth rate in 2002. This acceleration of customer growth in 2003 led to an increase in recurring revenue of $1.9 million in 2003 compared to 2002. Also contributing to our increase in revenue during 2003 was increased settlement revenue of $1.2 million related to a 29.8% increase in the minutes of use on our wireless network from the end of 2002 to the end of 2003 and increased revenue from the sale of handsets and accessories of $0.5 million.

      Operating expense increased 24.5% in 2003 to $26.3 million. The primary drivers of the increase in operating expenses are increases in indirect commissions of $0.8 million, handset and accessory costs of $0.5 million and settlement expenses of $0.3 million. These expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network. In addition, salary, benefits and bonus expenses increased approximately $1.1 million, depreciation expense increased $0.5 million and tower lease expenses increased $0.3 million.

      Operating margins decreased to 7.5% in 2003 compared to 13.5% in 2002. This decrease is primarily due to an increase in selling and administrative expenses and an increase in depreciation expense.

      Capital expenditures were $1.1 million in 2003, primarily related to the addition of two new cell sites in our territory and the addition of capacity on selected other cell sites. New cell site construction was down significantly from the 21 sites constructed in 2002. Our network is substantially built out and we anticipate that capital expenditures in future years associated with new sites to be reduced from historical levels.

      In November 2003, the FCC mandated that wireless carriers implement LNP. There are several operational issues that were recently addressed by the FCC. It is expected that wireless LNP could result in increased rates of customer churn.

2002 compared to 2001

      Our Digital Wireless business saw operating revenue grow 33.5% in 2002 as it completed its first full year after partitioning our portion of the Cingular digital network in the summer of 2001. In 2001, as part of the partitioning, the Company acquired over 13,000 post-pay subscribers and ended 2001 with over 31,000 post-pay subscribers. We continued our post-pay wireless subscriber growth in 2002 by adding over 2,100 net subscribers, an increase of 7.0%. Also contributing to our increase in revenue during 2002 was increased settlement revenue related to a 35% increase in the minutes of use on our wireless network from the end of 2001 to the end of 2002. Contributing to this increase in minutes of use was the addition of 21 wireless cell sites in 2002, as we significantly improved the coverage in our service territory.

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

          Internet and Data Services (in thousands, except lines and accounts)

	2003	2002	2001

Total operating revenue	$10,461	$9,695	$9,426
Total operating expense	11,934	11,411	12,155

Operating income (loss)	$(1,473)	$(1,716)	$(2,729)

Depreciation and amortization	$2,078	$1,684	$2,269
Capital expenditures	2,434	1,908	2,420
Total assets	15,105	14,622	15,573

Ending DSL lines	10,183	6,664	3,200
Ending dial-up accounts	10,838	12,554	14,148
Ending high-speed accounts	545	586	545

2003 compared to 2002

      IDS operating revenue grew 7.9% in 2003 to $10.5 million. During 2003, the total number of DSL lines increased 52.8%, which resulted in revenue from DSL service increasing $1.7 million. This increase is partially offset by decreases in dial-up and high-speed revenue of $0.4 million and $0.2 million, respectively. In addition, the Company announced in 2002 its intent to eliminate its web development activities, which resulted in a decrease in revenue of approximately $0.3 million in 2003.

      IDS operating expense was $11.9 million in 2003, a 4.6% increase compared to 2002. This increase relates primarily to costs associated with an increasing DSL customer base, increased depreciation expense and increased salary, benefits and bonus expenses, offset somewhat by a decrease in web development expense.

      Operating margins increased to (14.1%) in 2003 compared to (17.7%) in 2002. This increase is primarily due to the growth in DSL accounts.

      DSL customers increased 52.8% in 2003 to a total of 10,183. This represents a penetration rate of 8.1% of combined Greenfield and ILEC access lines.

2002 compared to 2001

      IDS operating revenue grew 2.9% in 2002 to $9.7 million. During 2002, we significantly decreased our web development activities and continued to convert many dial-up Internet customers to our DSL service. The resulting decrease in web development and dial-up revenue in 2002 was more than offset by increases in DSL and high-speed revenue.

      IDS operating expense was $11.4 million in 2002, a 6.1% decrease compared to 2001. This decrease relates to the reduction in our web development services, the increased focus on product margins, somewhat offset by costs associated with an increasing DSL customer base.

      DSL customers more than doubled in each of 2001 and 2002 bringing total DSL lines in service to 6,664 at December 31, 2002. This represented a penetration rate of 5.3% of combined Greenfield and ILEC access lines.

          Other Business Units (in thousands)

	2003	2002	2001

Total operating revenue	$—	$—	$—
Total operating expense	3,696	2,379	921

Operating income (loss)	$(3,696)	$(2,379)	$(921)

Depreciation and amortization	$1,405	$693	$21
Capital expenditures	2,243	8,724	21,568
Total assets	53,087	80,012	50,719

2003 compared to 2002

      Operating expense for the Company’s other business units increased $1.3 million in 2003 to $3.7 million. This $1.3 million increase was related primarily to a $0.7 million increase in depreciation due to the completion of our corporate headquarters, a $0.3 million increase in property and franchise taxes and a $0.4 million increase in compensation and benefit expenses. The expenses of the other business units consist primarily of certain expenses that are not allocated to the operating segments.

      Capital expenditures in 2002 primarily include the building of our new corporate center.

2002 compared to 2001

      Operating expense for the other units increased $1.5 million in 2002 to $2.4 million. This increase was related primarily to a $0.7 million increase in depreciation due to the completion of our corporate headquarters and $0.6 million related to the inclusion of WONC in our consolidated results after our purchase of majority ownership in the spring of 2002.

      Capital expenditures include the building of our new corporate center (2000-2002), information systems and software, property and other corporate capital expenditures. The increase in total assets from 2001 to 2002 of $30.3 million relates primarily to the consolidation of WONC.

          Other Income

2003 compared to 2002

      Other income (expense) increased $9.5 million in 2003 when compared to 2002. This increase relates to an increase of $10.2 million in gains on sale of investments and an increase of $0.8 million in equity in income of unconsolidated companies, partially offset by a $0.7 million increase in impairment on investments and a $0.8 million increase in other expenses. The increase in gains on sale of investments was primarily attributable to the sale of the Company’s investment in ITC Holding, which resulted in a gain of

$15.2 million. The increase in equity in income of unconsolidated companies is due to an increase in earnings of Palmetto MobileNet.

2002 compared to 2001

      Other income (expense) increased $7.0 million in 2002 when compared to 2001. This increase relates to a decrease of $13.8 million in investment impairments and a $5.9 million reduction in gains on sales of investments from 2001. Interest expense increased $1.6 million in 2002 compared to 2001 due to higher debt levels.

      In the fourth quarter of 2001 we recognized a $13.4 million pre-tax loss due to the write-down of Maxcom bringing total investment impairment charges to $14.9 million in 2001. In 2002, this number dropped dramatically as we experienced only $1.1 million in total investment impairment charges, related to several marketable securities and other investments.

      Our debt increased through the end of 2002 due primarily to the investments we have made in our growth businesses. As a result, interest expense has also increased. In 2002, other expenses, principally interest, were $6.4 million, a $1.6 million increase over 2001.

Liquidity and Capital Resources

          Net cash provided by operating activities

      Cash provided by operating activities increased $14.2 million to $49.6 million for the year ended December 31, 2003, and increased $12.1 million during 2002. The increase in 2003 was primarily driven by positive working capital changes, recovery of certain prior year tax refunds and greater cash generated from operations.

          Net cash used in investing activities

      Cash used in investing activities decreased $33.5 million in 2003 from $38.3 million invested in 2002. Net capital additions declined $20.5 million due primarily to the completion of the Company’s corporate headquarters center in 2002. In addition, proceeds from the sale of investments in unconsolidated companies increased $15.0 million related to the sale of the Company’s investment in ITC Holding in 2003, offset somewhat by a $5.0 million reduction in proceeds from sales of investment securities.

          Net cash provided by financing activities

      Cash used in financing activities totaled $34.5 million in 2003 compared to cash provided by financing activities of $3.3 million in 2002 and $53.9 million in 2001. In 2003, we repaid $30.0 million of long-term debt using cash provided by operations and sales of investments. Proceeds, net of repayments, from credit facilities declined to $10.0 million in 2002 compared to $61.0 million in 2001.

      We have an unsecured revolving credit facility for $90.0 million, of which $30.0 million was outstanding on December 31, 2003. The interest rate on the credit facility is variable based on LIBOR plus a spread based on financial ratios including debt to operating earnings less depreciation and amortization. The LIBOR interest rate on December 31, 2003, was approximately 1.19% and the applicable spread was 1.25%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. We have entered into interest rate swap transactions to fix $20.0 million of the outstanding principal at rates of 5.9%, 4.53% and 3.81%. The swaps mature on March 31, 2004, November 3, 2006 and November 3, 2004, respectively. In addition, we have a $10.0 million revolving credit facility that bears interest at the 30 day LIBOR plus 1.25%. As of December 31, 2003, we have no amounts outstanding under this $10.0 million credit facility.

      We also have a $50.0 million senior unsecured 14-year term loan. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million.

          Anticipated sources and uses of funds

      Cash flows from ILEC operations provide our primary source of funding for existing operations, capital expenditures, investment opportunities, dividends and debt repayment. We have available $60.0 million under our $90.0 million unsecured revolving credit facility, $10.0 million under our $10.0 million revolving line of credit, and assets including investment securities that can be monetized. We believe our existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy our anticipated working capital and capital expenditure requirements for the foreseeable future.

      Our capital expenditures in 2004 are expected to be approximately $25.0 million, as follows:

ILEC network facilities and plant	$9.3
CLEC network expansion	1.4
Greenfield projects	5.3
Internet infrastructure	1.8
Wireless coverage and capacity cell sites	3.4
Other	3.8

$25.0

      Other uses of cash in 2004 may include investments in unconsolidated companies and marketable securities. We expect to fund these outlays through cash from operations and sales of investment securities.

	Payments Due by Year

		Less than
	Total	one Year	1-3 Years	4-5 Years	After 5 Years
(in thousands)
Contractual obligations:
Long-term debt	$80,000	$—	$40,000	$10,000	$30,000
Operating leases	9,141	3,216	4,920	726	279
Capital leases	1,406	423	983	—	—

	$90,547	$3,639	$45,903	$10,726	$30,279

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

      We have an unsecured revolving credit facility with a syndicate of banks for $90.0 million, of which $30.0 million was outstanding on December 31, 2003 and an unsecured term loan of $50.0 million, all of which was outstanding at December 31, 2003. The interest rate of the term loan is fixed at 7.32%. The interest rate on the revolving credit facility is variable based on LIBOR plus a spread based on our ratio of debt to operating earnings less depreciation and amortization expense. The interest rate was approximately 2.4% with the spread on December 31, 2003. We have three interest rate swap agreements that establish a fixed rate of interest on $20.0 million of the outstanding principal as of December 31, 2003. The interest rate swaps will protect us, to the extent of $20.0 million of outstanding principal amount, against an upward movement in interest rates, but subject us to above market interest costs if interest rates decline. We believe that reasonably foreseeable movements in interest rates will not have a material adverse effect on our financial condition or operations. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition.

      Additional information regarding the interest rate swap agreements is contained in Note 8 “Debt Instruments” and Note 10 “Derivative Financial Instruments” of the Consolidated Financial Statements included in Part IV Item 15(a)(1) of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent public accountants are set forth on pages F-1 through F-36 of this report. The selected quarterly financial data required by this Item is included in Note 19 of our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures are designed to ensure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

      As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto MobileNet. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

      Based upon that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

      During the fiscal quarter ended December 31, 2003, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information called for by Item 10 with respect to directors and Section 16 matters, including the identification of an audit committee financial expert, is set forth in the Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Registrant” of this report.

      The Company has adopted a code of ethics, the Code of Business Conduct and Ethics, which applies to all directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Code of Business Conduct and Ethics is available to the public in the “Investor Relations” section of the Company’s web site at www.ctc.net.

Item 11.	Executive Compensation

      The information called for by Item 11 is set forth in the Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation,” respectively, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          Security Ownership of Certain Beneficial Owners and Management

      Information relating to security ownership of certain beneficial owners and management called for by Item 12 is set forth in the Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Principal Shareholders” and “Management Ownership of Common Stock,” respectively, and is hereby incorporated by reference.

Equity Compensation Plan Information

      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2003:

Number of
	Number of	Weighted-	Securities
	Securities to be	Average Exercise	Remaining
	Issued Upon	Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants and	Compensation
Plan Category	and Rights	Rights	Plans

Equity compensation plans approved by security holders	841,870(1)	$16.27	994,532(2)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 350,826 options to purchase shares of common stock under the Omnibus Stock Compensation Plan, 434,508 options to purchase shares of common stock under the 2001 Stock Incentive Plan and 56,536 options to purchase shares of common stock under the Comprehensive Stock Option plan.

(2)	Includes 375,904 shares originally authorized for issuance under the Omnibus Stock Compensation Plan that were transferred to the 2001 Stock Incentive Plan in accordance with that plan. Also includes an additional 597,090 shares authorized under the 2001 Stock Incentive Plan, 480 shares authorized under the Comprehensive Stock Option Plan and 21,058 shares authorized under the 1996 Director Compensation Plan. Available shares shown above for the Omnibus Stock Compensation Plan and the 2001 Stock Incentive Plan include shares that have been become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the plans.

Item 13.	Certain Relationships and Related Transactions

      The information called for by Item 13 is set forth in the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      The information called for by Item 14 is set forth in the Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Auditor Fee Information” and is hereby incorporated by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

•	Report of Independent Public Accountants,

•	Consolidated balance sheets as of December 31, 2003 and 2002,

•	Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001,

•	Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001,

•	Consolidated statements of shareholders’ equity for the years ended December 31, 2003, 2002 and 2001,

•	Consolidated statements of comprehensive income for the years ended December 31, 2003, 2002 and 2001 and

•	Notes to consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

(2) Consolidated Financial Statement Schedules: Schedule II is included. All other financial statement schedules are not applicable.

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-37 through F-46 of this report.

(4) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this report.

      (b) Reports on Form 8-K

On October 21, 2003, the Company filed a Current Report on Form 8-K announcing the Company’s consolidated financial results for the third quarter of 2003.

On October 23, 2003, the Company filed a Current Report on Form 8-K announcing that the Company made certain adjustments, which we believe are not material, to information previously reported in Note 19 — Summary of Income Statement Information (Unaudited) contained in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. These adjustments have no effect on the consolidated results of operations for the year ended December 31, 2002.

On November 17, 2003, the Company filed a Current Report on Form 8-K announcing that on November 17, 2003 the Company declared a quarterly cash dividend on its common stock of $0.065 per share to all shareholders of record at the close of business on December 1, 2003.

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

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2004.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN R. BOGER, JR.

John R. Boger, Jr.
Director

By:	/s/ O. CHARLIE CHEWNING, JR.

O. Charlie Chewning, Jr.
Director

By:	/s/ WILLIAM A. COLEY

William A. Coley
Director

By:	/s/ RAYMOND C. GROTH

Raymond C. Groth
Director

By:	/s/ SAMUEL E. LEFTWICH

Samuel E. Leftwich
Director

By:	/s/ JAMES L. MOORE, JR.

James L. Moore, Jr.
Director

By:	/s/ CYNTHIA L. MYNATT

Cynthia L. Mynatt
Director

By:	/s/ TOM E. SMITH

Tom E. Smith
Director

By:	/s/ JAMES E. HAUSMAN

James E. Hausman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ RONALD A. MARINO

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications, as amended. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission March 29, 1999.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/ A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)

Exhibit No.	Description

10.11	Change in Control Agreement, dated as of June 22, 1998, between CT Communications and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.12	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.13	Change in Control Agreement, dated as of December 30, 1998, between CT Communications and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.14	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.15	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998).
10.16	Change in Control Agreement, dated September 27, 1999, between CT Communications and Amy M. Justis. (Incorporated by reference to Exhibit 10.21 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.)
10.18	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.19	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.20	CT Communications, Inc. 2001 Stock Incentive Plan dated April 26, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001)
10.21	Credit Agreement, dated as of May 4, 2001, by and among CT Communications, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit 10.1 of CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.)
10.22	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001)
10.23	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001)

Exhibit No.	Description

10.24	Executive Nonqualified Excess Plan, as amended dated December 1, 2001 (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2003.)
10.25	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.26	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.27	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002)
10.28	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.28 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.29	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.29 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
21.1	Subsidiaries of CT Communications.
23.1	Consent of KPMG LLP.
23.2	Consent of Bauknight Pietras & Stormer, P.A.
23.3	Consent of PricewaterhouseCoopers, LLP.
23.4	Notice Regarding Lack of Consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS INDEX

December 31, 2003, 2002 and 2001

INDEX

(1)	Consolidated Financial Statements
The following financial statements, together with independent auditors’ report thereon, are included:
	• Independent Auditors’ Report	F-2
	• Consolidated balance sheets as of December 31, 2003 and 2002	F-3
	• Consolidated statements of income for the years ended December 31, 2003, 2002 and 2001	F-4
	• Consolidated statements of comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001	F-5
	• Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001	F-6 and F-7
	• Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001	F-8
	• Notes to consolidated financial statements for the years ended December 31, 2003, 2002 and 2001	F-9 to F-35

(2)	Consolidated Financial Statement Schedule
The following financial statement schedule is included:
	• Schedule II — Valuation and Qualifying Accounts	F-36
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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Charlotte, North Carolina

February 13, 2004

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,957	$7,652
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $971 at 2003 and $1,174 at 2002	22,301	22,289
Other accounts receivable	1,512	2,025
Income taxes receivable	—	3,007
Materials and supplies	1,569	1,265
Deferred income taxes	279	513
Other	2,012	1,894

Total current assets	44,630	38,645

Investment securities	7,120	5,529
Other investments	1,353	797
Investments in unconsolidated companies	13,652	13,578
Property and equipment, net	208,370	214,421
Goodwill	9,906	9,906
Other intangibles, net	35,201	53,070
Other assets	1,436	1,612
Assets of discontinued operations	—	1,206

Total assets	$321,668	$338,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,414	$8,632
Customer deposits and advance billings	2,665	2,593
Accrued payroll	6,505	3,012
Income taxes payable	2,821	—
Accrued pension cost	3,542	2,856
Other accrued liabilities	4,446	6,495
Liabilities of discontinued operations	1,072	1,645

Total current liabilities	27,465	25,233

Long-term debt	80,000	127,697
Deferred credits and other liabilities:
Deferred income taxes	22,618	12,433
Investment tax credits	230	345
Post-retirement benefits other than pension	11,246	11,099
Other	2,579	1,756

Total deferred credits and other liabilities	36,673	25,633

Total liabilities	144,138	178,563

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at 2003 and 2002	336	336
4.5% series, $100 par value; 614 shares outstanding at 2003 and 2002	61	61
Common stock, 18,769,187 at 2003 and 18,686,740 at 2002 shares outstanding	40,800	39,962
Other capital	298	298
Unearned compensation	(264)	(470)
Other accumulated comprehensive income (loss)	558	(817)
Retained earnings	135,741	120,831

Total stockholders’ equity	177,530	160,201

Total liabilities and stockholders’ equity	$321,668	$338,764

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	2003	2002	2001

Operating revenue:
Telephone	$121,979	$113,918	$108,062
Wireless and internet	38,929	34,138	27,741

Total operating revenue	160,908	148,056	135,803

Operating expense:
Operations and support	54,334	51,858	48,821
Selling, general and administrative	56,175	50,976	47,183
Restructuring costs	—	—	1,942
Depreciation	30,848	26,821	23,276

Total operating expense	141,357	129,655	121,222

Operating income	19,551	18,401	14,581

Other income (expense):
Equity in income of unconsolidated companies, net	5,664	4,862	4,204
Interest, dividend income and gain on sale of investments	16,513	6,328	12,266
Impairment of investments	(1,744)	(1,058)	(14,918)
Other expense, principally interest	(7,121)	(6,358)	(4,794)

Total other income (expense)	13,312	3,774	(3,242)

Income from continuing operations before income taxes	32,863	22,175	11,339
Income taxes	12,620	8,696	4,993

Income from continuing operations	20,243	13,479	6,346
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 in 2003, $3,278 in 2002 and $3,029 in 2001, including a loss on disposal of $4,378 in 2002	(424)	(5,657)	(5,880)

Net income	19,819	7,822	466
Dividends on preferred stock	20	20	25

Earnings for common stock	$19,799	$7,802	$441

Basic earnings (loss) per share:
Continuing operations	$1.08	$0.72	$0.34
Discontinued operations	(0.02)	(0.30)	(0.31)
Net income	1.06	0.42	0.02
Diluted earnings (loss) per share:
Continuing operations	$1.08	$0.72	$0.34
Discontinued operations	(0.02)	(0.30)	(0.31)
Net income	1.05	0.42	0.02
Basic weighted average shares outstanding	18,747	18,710	18,816
Diluted weighted average shares outstanding	18,808	18,746	18,860

See accompanying notes to the consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Net income	$19,819	$7,822	$466
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities, net of tax expense (benefit) of $598, ($1,616), and $1,030 in 2003, 2002 and 2001, respectively	1,069	(2,891)	1,842
Net realized holding gains (losses) on interest rate swaps accounted as derivative hedging instruments, net of tax expense (benefit) of $226, ($274) and ($168) in 2003, 2002 and 2001, respectively	347	(420)	(257)
Reclassification adjustment for gains realized in net income, net of tax benefit of ($23), ($1,281) and ($3,969) in 2003, 2002 and 2001, respectively	(41)	(2,292)	(7,098)

Comprehensive income (loss)	$21,194	$2,219	$(5,047)

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(in thousands, except share data)

	5% Series	4.5% Series				Other		Total
	Preferred	Preferred	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2000	$336	$61	$42,575	$298	$(836)	$10,299	$122,358	$175,091
Net income	—	—	—	—	—	—	466	466
Issuance of 57,915 shares of common stock	—	—	881	—	—	—	—	881
Issuance of 7,544 shares for exercise of stock options	—	—	67	—	—	—	—	67
Repurchase of 178,873 shares of common, including cancellations	—	—	(2,676)	—	—	—	—	(2,676)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.8% preferred	—	—	—	—	—	—	(5)	(5)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,898)	(4,898)
Other comprehensive loss	—	—	—	—	—	(5,513)	—	(5,513)
Restricted stock compensation, net of $682 earned during the year	—	—	—	—	182	—	—	182

Balances at December 31, 2001	$336	$61	$40,847	$298	$(654)	$4,786	$117,901	$163,575

Net income	—	—	—	—	—	—	7,822	7,822
Issuance of 118,823 shares of common stock	—	—	1,608	—	—	—	—	1,608
Issuance of 16,488 shares for exercise of stock options	—	—	164	—	—	—	—	164
Repurchase of 182,579 shares of common, including cancellations	—	—	(2,662)	—	—	—	—	(2,662)
Redemption of 4.8% preferred stock	—	—	5	—	—	—	—	5
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.8% preferred	—	—	—	—	—	—	(3)	(3)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,869)	(4,869)
Other comprehensive loss	—	—	—	—	—	(5,603)	—	(5,603)
Restricted stock compensation, net of $1,129 earned during the year	—	—	—	—	184	—	—	184

Balances at December 31, 2002	$336	$61	$39,962	$298	$(470)	$(817)	$120,831	$160,201

See accompanying notes to consolidated financial statements.

	5% Series	4.5% Series				Other		Total
	Preferred	Preferred	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2002	$336	$61	$39,962	$298	$(470)	$(817)	$120,831	$160,201

Net income	—	—	—	—	—	—	19,819	19,819
Issuance of 97,282 shares of common stock	—	—	1,047	—	—	—	—	1,047
Issuance of 28,248 shares for exercise of stock options	—	—	252	—	—	—	—	252
Repurchase of 43,083 shares of common, including cancellations	—	—	(461)	—	—	—	—	(461)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,889)	(4,889)
Other comprehensive income	—	—	—	—	—	1,375	—	1,375
Restricted stock compensation, net of $774 earned during the year	—	—	—	—	206	—	—	206

Balances at December 31, 2003	$336	$61	$40,800	$298	$(264)	$558	$135,741	$177,530

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$19,819	$7,822	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	424	5,657	5,880
Depreciation	30,848	26,821	23,276
Post-retirement benefits	146	282	206
Gain on sale of investment securities	(64)	(3,573)	(11,067)
Impairment of investments	1,744	1,058	14,918
Amortization of restricted stock	774	1,129	682
Gain on sale of investments in unconsolidated companies	(15,063)	(1,704)	—
Undistributed income of unconsolidated companies	(5,664)	(4,862)	(4,204)
Undistributed patronage dividends	(565)	(513)	—
Provision for loss on accounts receivable	1,439	1,685	967
Deferred income taxes and tax credits	9,504	2,513	466
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	(1,729)	(4,848)
Materials and supplies	(304)	731	(1,044)
Other assets	279	(203)	(1,581)
Accounts payable	(2,246)	(1,732)	(1,492)
Customer deposits and advance billings	72	407	(109)
Accrued liabilities	3,534	1,275	2,309
Income taxes	6,105	432	(1,465)

Net cash provided by operating activities	49,647	35,496	23,360

Cash flows from investing activities:
Capital expenditures, net	(23,762)	(44,283)	(59,110)
Purchases of investments in unconsolidated companies	(3,849)	(750)	(96)
Purchases of investment securities	(396)	(3,240)	(2,490)
Proceeds from sale of investment in unconsolidated companies	17,052	2,011	—
Purchase of wireless spectrum	—	(238)	(3,193)
Proceeds from sale of investment securities	458	5,442	13,897
Partnership capital distribution	5,679	5,959	7,003
Acquisitions, net of cash	—	(3,212)	(23,248)

Net cash used in investing activities	(4,818)	(38,311)	(67,237)

Cash flows from financing activities:
Repayment of long-term debt	(30,000)	—	(34,000)
Proceeds from credit facility, net of repayments	—	10,000	95,000
Redemption of preferred stock	—	(95)	(12)
Dividends paid	(4,909)	(4,892)	(4,863)
Repurchases of common stock	—	(2,371)	(2,385)
Proceeds from common stock issuances	428	610	114

Net cash (used in) provided by financing activities	(34,481)	3,252	53,854

Net cash used in discontinued operations	(1,043)	(1,182)	(9,640)
Net increase (decrease) in cash and cash equivalents	9,305	(745)	337
Cash and cash equivalents at beginning of year	7,652	8,397	8,060

Cash and cash equivalents at end of year	$16,957	$7,652	$8,397

Supplemental cash flow information:
Cash paid for income taxes	$2,271	$3,579	$2,855
Cash paid for interest	8,137	6,474	4,462
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum	$(17,697)	$—	$—
Issuance of note payable in connection with acquisition of wireless spectrum	—	17,697	—

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Principles of Consolidation and Organization

      These consolidated financial statements include the accounts of CT Communications, Inc., a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (“Concord Telephone”), CT Wireless Cable, Inc. (“CT Wireless Cable”), Wavetel, L.L.C. (“Wavetel”), WebServe, Inc. (“WebServe”), Wireless One of North Carolina, L.L.C. (“WONC”), CTC Long Distance Services, LLC (“CTLD”), CT Cellular, Inc. (“CT Cellular”), CTC Exchange Services, Inc. (“Exchange Services”), CT Internet Services, Inc. (“Internet Services”), CTC Video Services, LLC, CT Communications Northeast Wireless Trust (liquidated in December 2003), CT Communications Northeast Trust (“NE Trust”) (liquidated in December 2003), CT Communications Northeast, Inc. (“NECO”), CT Services, Inc., CTC Employment Services, LLC, Wavetel NC License Corporation, Progress Place Realty Holding Company, LLC (“Progress Place”), CT Global, LLC (“CT Global”), WaveTel TN, L.L.C., Carolina Personal Communications, Inc. (“CTC Wireless”).

      CT Communications, Inc. and subsidiaries (the “Company”) operate entirely in the communications industry. Concord Telephone, the Company’s principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service via CTLD. CT Cellular owns and accounts for investments in a limited partnership, which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless provides wireless telephone service to customers in the Company’s service area and accounts for the retail operations and services provided in relation to personal communications services, a wireless telecommunications system which includes voice, data interface and paging. CT Wireless Cable accounts for the investment in WONC. WONC accounts for the investment in Wavetel NC License Corporation, which holds the ownership of certain Instructional Television Fixed Services (“ITFS”) and Multichannel Multipoint Distribution Services (“MMDS”) wireless spectrum primarily in North Carolina. CT Wireless Cable held 100% of the ownership in WONC at December 31, 2003. Exchange Services provides competitive local telephone service in North Carolina. CT Global was formed to build telecommunications networks outside of the United States. NECO holds the Company’s investment securities and investments in unconsolidated companies. NE Trust was liquidated in 2003. Internet Services provides Internet services to customers in North Carolina and Georgia. WebServe provides web hosting, electronic commerce, collocation, virtual private network or intranets, remote access and security solutions to customers primarily in North Carolina. Wavetel provided broadband wireless data and voice services in Fayetteville, North Carolina until December 9, 2002.

(b) Reclassifications

      In certain instances, amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

      In 2003, the Company re-defined the classification of certain expenses in the income statement to more clearly reflect the Company’s operating expenses. As a result, the presentation of certain operating expense classifications in the Consolidated Statements of Income for 2002 and 2001 were reclassified to conform to the 2003 presentation. These changes had no effect on total operating expenses. In addition, in 2003, the Company reclassified certain assets that were previously included in materials and supplies on the Consolidated Balance Sheets to property and equipment. These balances were reclassified on the 2002 balance sheet to conform with the 2003 presentation.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d) Investment Securities

      Investment securities at December 31, 2003 and 2002 consist of debt securities and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(h) Revenue Recognition

      Revenue is recognized when services are provided regardless of the period in which they are billed. Revenue from sales of telephone equipment is recognized upon delivery to the customer for direct-sale leases while revenue from sales-type leases is recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.

      Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer.

      Certain of the Company’s interstate network access revenue is based on tariffed access charges prescribed by the Federal Communications Commission (“FCC”). Generally, such revenue is recognized when the service is provided. However, if the actual rate of return exceeds the authorized rate of return prescribed by the FCC, the excess (“over-earnings”) may be subject to refund to other telecommunications carriers and customers. The Company reserves a portion of the over-earnings based upon estimates.

      The Company also participates in revenue pooling arrangements with other local exchange carriers administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization. Revenue earned through these pooling arrangements is initially recorded based on the Company’s estimates and revised as settlements are finalized.

      The Company periodically makes claims for recovery of certain amounts related to access charges on certain minutes of use terminated by the Company on behalf of other carriers. Management believes these claims that have not been accepted by other carriers have merit and there will be a resolution in the future regarding these claims. However, management is unable to estimate the recovery and is not reasonably assured of collection. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectability, the Company will recognize revenue in the period that assurance or collection occurs.

      Wireless revenue is recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on EITF 00-21, the Company has determined that the sale of wireless services through its direct sales channel with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Wireless activation fees are recognized as revenue at the time of activation.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2003 and December 31, 2002, the Company completed its annual impairment test that resulted in no impairment charge to goodwill or wireless licenses as the determined fair value exceeded carrying value. Prior to January 1, 2002, the Company’s goodwill was amortized over 10 to 15 years and the wireless licenses were amortized over 40 years.

      The following table presents net income on a comparable basis, after adjustment for goodwill and other intangibles amortization (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net income
As reported	$19,819	$7,822	$466
Amortization (net of taxes)	—	—	1,153

Adjusted net income	$19,819	$7,822	$1,619

Basic earnings per share
As reported	$1.06	$0.42	$0.02
As adjusted	1.06	0.42	0.09
Diluted earning per share
As reported	$1.05	$0.42	$0.02
As adjusted	1.05	0.42	0.09

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of other intangible assets at December 31, 2003 and December 31, 2002 are as follows (in thousands):

	2003	2002

Wireless licenses	$35,201	$52,982
Other intangibles	—	88

	$35,201	$53,070

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

(l) Impairment of Long-Lived Assets

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(m) Stock Option Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

      SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

      At December 31, 2003, the Company had five stock-based compensation plans, which are described in Note 12 herein. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001

Assumptions used in Black Scholes pricing model:
Expected dividend yield	3.1%	1.5%	2.0%
Risk-free interest rate	3.5%	4.5%	5.0%
Weighted average expected life	6 years	6 years	6 years
Expected volatility	52%	53%	33%
Fair value per share of options granted	$4.74	$8.22	$3.42

Net income as reported	$19,819	$7,822	$466
Earnings per share as reported — basic	1.06	0.42	0.02
Earnings per share as reported — diluted	1.05	0.42	0.02
Stock based compensation costs, net of income tax, included in net income as reported	774	1,129	682

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	807	1,075	676
Pro-forma net income	19,012	6,747	(210)
Pro-forma earnings (loss) per share — basic	1.01	0.36	(0.01)
Pro-forma earnings (loss) per share — diluted	1.01	0.36	(0.01)

(n) Earnings Per Share

      Basic earnings per share are computed by dividing earnings for common stock by the weighted average number of common shares outstanding during the period.

      Diluted earnings per share are calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 61,000 in 2003, 36,000 in 2002 and 44,000 in 2001. Anti-dilutive shares totaling 572,000 in 2003, 645,000 in 2002 and 436,000 in 2001 were not included in the computation of diluted earnings per share and diluted weighted average shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. No adjustment to earnings for common stock is required when computing diluted earnings per share.

(o) Derivative Instruments and Hedging Activities

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(p) Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The consensus addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The consensus also supersedes certain guidance set forth in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted this new pronouncement effective July 1, 2003 and is applying the provisions of this statement on a prospective basis subsequent to that date. The impact to the Company’s overall financial position or results of operations was not material.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 updates the guidance in SAB 101, integrates the related set of Frequently Asked Questions and recognizes the role of the EITF Consensus on EITF 00-21. The Company has considered SAB 104 in conjunction with EITF 00-21 and determined that the impact to the Company’s overall financial position or results of operations was not material.

(2)	Discontinued Operations

      On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel. The Company ceased operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with SFAS No. 144. Wavetel’s revenues, reported in discontinued operations, for the years ended December 31, 2002 and 2001 were $164,286 and $23,031, respectively. Wavetel’s loss before income taxes, reported in discontinued operations, for the years ended December 31, 2002 and 2001 was $8.9 million in each year. During 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and determined the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million. The additional loss relates to the Company’s inability to sublease certain facilities previously used in Wavetel’s operations. The adjustment is an estimate based on current market conditions and could be revised on a quarterly basis as new information becomes available. As of December 31, 2003, the Company believes the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

      In connection with the discontinuance of operations, the Company recognized a pre-tax loss of $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and record related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying balance sheets at December 31, 2003 and 2002, and consist of the following (in thousands):

	2003	2002

Assets of discontinued operations:
Other current assets	$—	$13
Property and equipment, net	—	1,206

Total assets	$—	$1,219

Liabilities of discontinued operations:
Accounts payable	$—	$276
Accrued liabilities	—	124
Other liabilities, primarily lease obligations	1,072	1,245

Total liabilities	$1,072	$1,645

(3) Property and Equipment

      Property and equipment at December 31, 2003 and 2002 is composed of the following (in thousands):

	2003	2002

Land, buildings and general equipment	$89,929	$85,716
Central office equipment	164,452	148,484
Poles, wires, cables and conduit	144,775	133,645
Construction in progress	4,576	10,846

	403,732	378,691
Accumulated depreciation	(195,362)	(164,270)

Property and Equipment, net	$208,370	$214,421

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Investment Securities

      The Company holds certain investment securities that have all been classified as available-for-sale equity securities. The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at December 31, 2003 and 2002, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

At December 31, 2003	$5,739	$1,476	$(95)	$7,120

At December 31, 2002	$5,747	$98	$(316)	$5,529

      During 2003, the Company revised the classification of certain investments that were historically classified as investment securities. These investments will be accounted for under the cost method as there is no readily determinable market value. As a result of this change, $0.9 million of investments were reclassified as investments in unconsolidated companies on the consolidated balance sheets as of December 31, 2003 and December 31, 2002. This change did not affect gross unrealized holding gains or losses and had no impact on the consolidated statements of income.

      Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at December 31, 2003 is as follows (in thousands):

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock	$132	$7	$1,676	$88	$1,808	$95

Total temporarily impaired securities	$132	$7	$1,676	$88	$1,808	$95

      The fair value and unrealized losses noted above that are greater than 12 months relate to three different investments, the largest of which is a mutual fund investment that is expected to recover as the economy improves and is currently increasing in value. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be realized.

      In 2003, 2002 and 2001 proceeds from the sale of investment securities available for sale were $0.5 million, $5.4 million, and $13.9 million and included in income were gross realized gains of $0.1 million, $4.2 million, and $11.4 million, and gross realized losses of $0.0 million, $0.6 million, and $0.4 million, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Investments in Unconsolidated Companies

      Investments in unconsolidated companies consist of the following (in thousands):

	Ownership
	Percentage
	2003	2003	2002

Equity Method:
Palmetto MobileNet, L.P.	22.4%	$8,738	$8,740
Other	Various	100	120
Cost Method:
ITC Holding Company	—	—	1,980
Maxcom Telecomunicaciones, S.A. de C.V.(“Maxcom”)	—	—	1,239
Magnolia Holding Company	4.6%	2,958	—
ITC Financial Services, LLC	4.0%	840	—
Other	Various	1,016	1,499

Total		$13,652	$13,578

      Palmetto MobileNet, L.P. is a partnership that holds interests in 10 cellular rural service areas (“RSAs”) in North and South Carolina. The Company’s investment in Palmetto MobileNet, L.P. is accounted for within CT Cellular. Alltel Communications, Inc. is the managing partner of the 10 RSAs. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet L.P.’s operating and financial activities through the Company’s ownership interest in the corporate general partner of Palmetto MobileNet, L.P. During 2003, the partnership purchased the equity interest of one of the participating partners. The only impact of this transaction on the Company was an increase in its partnership interest from 19.8% to 22.4%.

      ITC Holding Company has participated in the formation of several telecommunications companies. During 2000, ITC Holding Company reorganized and as a result the Company received 1,600,000 shares of Knology, Inc. During 2003, the Company sold its 4.4% equity interest in ITC Holding Company which resulted in a gain to the Company of $15.2 million. As part of the purchase agreement, certain funds are being held in escrow until certain contingencies are resolved. The Company’s portion of the escrowed funds is $1.2 million and will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable. In addition, in a separate but related transaction, the Company elected to use $3.0 million of the cash proceeds received from the sale of its equity interest in ITC Holding Company to purchase stock in a newly formed company called Magnolia Holding Company (“Magnolia”). The Company holds a 4.6% equity interest in Magnolia.

      Maxcom is a competitive telecommunications company offering local, long distance, and network telecommunications services in Mexico. In 2001 the Company determined that its carrying value for the investment in Maxcom was impaired and the estimated net realizable value was determined to be approximately $1.2 million. This resulted in a $13.4 million impairment charge recognized during 2001. In 2003, the Company sold its investment in Maxcom for $40,000. As a result, the Company recorded an additional impairment loss of $1.2 million related to the Maxcom investment during 2003.

      In December 2003, the Company committed to purchase a 4.0% ownership interest in ITC Financial Services, LLC (“ITC Financial”) for $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card for certain transaction fees. As of December 31, 2003, the Company had funded 40% or $0.8 million of the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committed amount. The remaining $1.3 million can be called at any time at the discretion of ITC Financial.

      The Company recognized income of $5.7 million and $4.9 million in 2003 and 2002, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to Palmetto MobileNet, L.P.

      Summarized financial position information and combined results of operations for Palmetto MobileNet, L.P. as of December 31, 2003 and 2002 are as follows:

	2003	2002

Current assets	$6,201	$9,739
Property and other non-current assets	94,811	85,173
Current liabilities	2,767	269
Long-term debt	13,436	—
Partners’ capital	84,811	94,643
Equity in earnings of cellular partnerships	28,258	24,825
Operating income	27,788	24,424
Net income	27,895	24,650

      During 2003 and 2002, the Company recognized impairment losses of $1.7 million and $1.1 million, respectively, on certain equity security investments, due to a decline in the fair value of the equity security that, in the opinion of management, was considered to be other than temporary. These impairment losses are included in the caption “Impairment of investments” in the accompanying statements of income.

(6) Acquisitions

      On September 14, 2001, CT Wireless Cable entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc. and WorldCom Broadband Solutions, Inc., each of which was a subsidiary of WorldCom, Inc., pursuant to which WONC would purchase from Wireless One, Inc. its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002. As a result of this transaction, CT Wireless Cable held 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company’s results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company’s consolidated financial statements. The total purchase price for Wireless One Inc.’s interest in WONC was $20.7 million. Payment consisted of $3.0 million in cash and a promissory note of $17.7 million. (see note 8).

      The total purchase price of $20.7 million was allocated as follows (in thousands):

Current assets	$278
Wireless licenses	20,726
Property and equipment	412
Accounts payable	(720)

Total purchase price	$20,696

      On July 19, 2002, the Company delivered a “Split-Up Notice” to Wireless One, Inc. pursuant to the Purchase Agreement. This notice set into motion a process under the Purchase Agreement pursuant to which WONC would transfer to Wireless One, Inc. certain of WONC’s licensed frequencies and a payment of all accrued interest in satisfaction of WONC’s $17.7 million promissory note to Wireless One, Inc.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 22, 2003, WONC executed an agreement that resulted in the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. The agreement resulted in the payment of accrued interest due under the promissory note and the agreement to transfer certain licensed frequencies to Wireless One, Inc. in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. At December 31, 2003, CT Wireless Cable held 100% of the equity interest in WONC.

      On June 1, 2001, the Company executed its right to partition its portion of the Cingular DCS Network. As a result, the Company acquired 47 cell sites, approximately 13,100 additional subscribers and a spectrum license for Cabarrus, Rowan, and Stanly Counties in North Carolina and the southern portion of Iredell County, North Carolina. At the date the partitioning was completed, the partitioned area contained a population of approximately 440,000 people. This transaction has been accounted for under the purchase method of accounting. The total purchase price of $23.2 million was allocated to assets and liabilities as follows (in thousands):

Property and equipment	$4,636
Intangible and other assets	18,762
Other liabilities	(150)

Total purchase price	$23,248

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

      Based on the methods and assumptions noted above, the estimated fair values of the Company’s financial instruments, excluding the fixed-rate term loan, approximate carrying amounts at December 31, 2003 and 2002 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of the $50,000,000 fixed-rate term loan approximates the fair value at December 31, 2003 and 2002. The fair value estimate is based on the overall weighted interest rates and maturity and the rates and terms currently available in the long term financing markets.

(8) Debt Instruments

      Long-term debt at December 31 consists of the following (in thousands):

	2003	2002

Line of credit with interest at LIBOR plus 1.25% (2.44% at December 31, 2003)	$30,000	$60,000
Term loan with interest at 7.32%	50,000	50,000
Note payable to Wireless One, Inc. with interest at 9%	—	17,697

Long-term debt	$80,000	$127,697

      The Company has a line of credit totaling $90.0 million, of which $30.0 million was outstanding at December 31, 2003. The line of credit requires quarterly payments of interest until its maturity on March 31, 2006. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million. The term loan and line of credit are unsecured and have debt covenants with specific requirements for leverage and the ratio of indebtedness to total capitalization. The Company is in compliance with all debt covenants as of December 31, 2003. The Company has three interest rate swap agreements as of December 31, 2003 (See Note 10).

      In addition, the Company has a $10.0 million revolving credit facility. As of December 31, 2003, there were no amounts outstanding under this facility. This facility bears interest at 30-day LIBOR plus 1.25% (2.37% at December 31, 2003).

      As discussed in Note 6, WONC executed an agreement with Wireless One, Inc. that resulted in the cancellation of the $17.7 million promissory note payable to Wireless One, Inc.

      Interest expense recognized in 2003, 2002 and 2001 was $6.5 million, $6.0 million, and $4.3 million, respectively. During 2002 and 2001, interest capitalized was $1.4 million and $0.7 million, respectively. No interest was capitalized in 2003.

(9) Capital Lease Obligations

      The Company leases certain equipment under long-term lease arrangements. The total obligation under these agreements at December 31, 2003 is $1.4 million, of which $0.4 million is classified as short term and is included in other accrued liabilities on the Consolidated Balance Sheets. The long-term portion of the capital lease obligations of $1.0 million is included in other long-term liabilities on the Consolidated Balance Sheets. The assets under these capital leases have been classified in property and equipment and amount to $1.7 million at December 31, 2003. Accumulated depreciation of these assets was $0.3 million at December 31, 2003. The assets are depreciated over the life of the equipment. Capital lease obligations and assets at December 31, 2002 were not material.

(10) Derivative Financial Instruments

      The Company has three interest rate swap agreements with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swaps are accounted for as a cash flow hedge, with effectiveness assessed based on changes in the present value of interest payments on the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying debt. Under the agreements, the Company pays interest on $20.0 million of the line of credit at fixed rates of 5.9%, 4.53%, and 3.81% respectively, in return for receiving interest at LIBOR. These agreements mature on March 31, 2004, November 3, 2006 and November 3, 2004, respectively.

      The fair values of these three agreements at December 31, 2003 are ($0.1) million, ($0.3) million, and ($0.1) million, respectively, and are recorded in other long-term liabilities. At December 31, 2002, the fair values of these three agreements were ($0.6) million, ($0.4) million, and ($0.2) million, respectively. During 2003, $0.7 million of the fair value of these agreements was reclassified out of other comprehensive income and into earnings. In addition, the Company expects to reclassify approximately $0.4 million against earnings during 2004.

      As of December 31, 2003, no deferred losses on the interest rate swap agreements accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months.

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

      Cash dividends per share of common stock were $0.26 in each of 2003, 2002 and 2001.

      Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized and 2,000 shares of the 4.5% series stock authorized.

(12) Stock Compensation Plans

      At December 31, 2003, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

Comprehensive Stock Option Plan

      The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2003, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Comprehensive Option Plan for each of the years in the three-year period ended December 31, 2003 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 2000	98,376	$9
Options granted	—	—
Options exercised	(7,544)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2001	90,832	9
Options granted	—	—
Options exercised	(6,048)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2002	84,784	9
Options granted	—	—
Options exercised	(28,248)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2003	56,536	$9

      As of December 31, 2003 and 2002, the 56,536 and 84,784 options outstanding have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 2.4 and 3.0 years, respectively.

Restricted Stock Award Program

      The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight-line basis over the restricted period, generally 1 to 10 years. At December 31, 2003, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.

Director Compensation Plan

      In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares have been reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2002 and 2001, the Company granted 13,378 and 10,557 shares, respectively, with an average fair market value of $14, and $15, respectively. The 12,987 shares related to Directors’ compensation earned in 2003 were granted in January of 2004.

Omnibus Stock Compensation Plan

      During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock appreciation rights outstanding. The Company issued 49,932 stock awards under the plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, generally based on the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.

      Activity under the Stock Plan for the three years ended December 31, 2003 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 2000	347,761	$24
Options granted	139,178	17
Options exercised	—	—
Options forfeited	(26,814)	25

Options outstanding and exercisable at December 31, 2001	460,125	21
Options granted	—	—
Options exercised	(10,440)	11
Options forfeited	(43,452)	24

Options outstanding and exercisable at December 31, 2002	406,233	24
Options granted	—	—
Options exercised	—	—
Options forfeited	(55,407)	22

Options outstanding and exercisable at December 31, 2003	350,826	$23

      As of December 31, 2003 and 2002, the 350,826 and 406,233 options outstanding have exercise prices of between $10 and $31 and a weighted-average remaining contractual life of 6.2 and 7.1 years, respectively. Options granted generally vest over a five year period.

2001 Stock Incentive Plan

      During 2001, the 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 1.2 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. At December 31, 2003, the number of shares of common stock authorized for issuance but ungranted was 972,994 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company has issued 26,768 stock units under the plan, all of which are outstanding as of December 31, 2003.

      In 2003, 2002 and 2001, respectively, the Company granted 70,711, 77,099, and 34,399 restricted shares, under the Stock Incentive Plan, to participants with a weighted-average fair value of $11, $15, and $14. Of the 182,209 restricted shares that have been issued under the Stock Incentive Plan, 134,445 shares remain outstanding as of December 31, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company has granted stock options under the Stock Incentive Plan. These options are granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must be exercised within ten years of the date of grant.

      Stock option activity under the Stock Incentive Plan for the year ended December 31, 2003 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 2001	—	$—
Options granted	269,203	15
Options exercised	—	—
Options forfeited	(21,322)	15

Options outstanding and exercisable at December 31, 2002	247,881	15
Options granted	210,134	9
Options exercised	—	—
Options forfeited	(23,507)	12

Options outstanding and exercisable at December 31, 2003	434,508	$12

      As of December 31, 2003 and 2002, the 434,508 and 247,881 options outstanding have exercise prices of between $9 and $16 and a weighted-average remaining contractual life of 8.6 and 9.7 years, respectively.

(13) Restructuring Costs

      In February 2001, the Company recorded restructuring charges of $1.9 million in connection with an early retirement plan and the closing of CLEC operations in Raleigh, North Carolina. The related liabilities are included in other accrued liabilities and accrued pension cost in the accompanying consolidated balance sheets and were established to accrue for estimated retirement and severance costs related to 17 employees primarily within the network department, lease termination costs, Raleigh transport costs, and other costs associated with the restructuring action. A summary of restructuring charges recorded in 2001 is as follows (in thousands):

Early retirement and severance costs	$1,178
Lease termination costs	241
Raleigh transport costs	307
Other costs	216

Restructuring charge incurred	$1,942

      Approximately $1.0 million of the $1.9 million charge was included in the Company’s accrued pension liability to provide for retirement obligations associated with Raleigh operations. As of December 31, 2003, all costs associated with the restructuring have been paid, excluding the amounts included in the Company’s accrued pension liability.

(14) Employee Stock Purchase Plan

      The Company approved the 2001 Employee Stock Purchase Plan (the “Employee Plan”) which authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. The purchase price of shares is established by the Compensation Committee and may not be less than 85% of the fair market value of Common Stock on the first or last day of an offering period. Employees

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

electing to participate have their contributions to the Employee Plan made by payroll deduction. Under the Employee Plan, 11,321 and 11,402 shares were issued at a weighted average purchase price of $10 and $13 per share in 2003 and 2002, respectively.

(15) Employee Benefit Plans

(a) Pension Plan and Savings Plan

      The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. During 2003, the Company made a $1.0 million cash contribution to the plan. Plan assets are invested primarily in common stocks, long-term bonds and U.S. treasury notes.

      The measurement date is December 31 and the following table sets forth the funded status of the Company’s pension plan and amounts recognized in the Company’s financial statements at December 31, 2003 and 2002 (in thousands):

	2003	2002

Change in Benefit Obligation:
Benefit obligation at end of prior plan year	$(37,038)	$(35,887)
Service cost	(1,852)	(1,533)
Interest cost	(2,503)	(2,354)
Actuarial gain/(loss)	(3,823)	466
Early retirement	—	—
Actual distributions	2,208	2,270

Benefit obligation at end of year	$(43,008)	$(37,038)

Change in Plan Assets:
Plan assets at fair value at beginning of year	$35,781	$41,372
Actual return on plan assets	8,595	(3,320)
Actual employer contributions	1,037
Actual distributions	(2,208)	(2,271)

Plan assets at fair value at end of year	$43,205	$35,781

(Accrued)/ Prepaid Pension Cost:
Funded status	$197	$(1,257)
Unrecognized net actuarial gain	(3,263)	(1,143)
Unrecognized prior service	59	61
Unrecognized transition asset	—	—

Net amount recognized	$(3,007)	$(2,339)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Percentage of
	total assets

	2003	2002

Summary of Plan Assets:
Company stock	4.0%	4.0%
Equity funds	71.6%	61.5%
Fixed income funds	24.4%	34.5%

      Net pension cost for 2003, 2002 and 2001 included the following (in thousands):

	2003	2002	2001

Service cost, benefits earned during the period	$1,852	$1,533	$1,305
Interest cost on projected benefit obligation	2,503	2,354	2,405
Expected return on plan assets	(2,653)	(2,950)	(3,124)
Net amortization and deferral	2	(345)	(448)

Net periodic pension expense	$1,704	$592	$138

	2003	2002	2001

Key assumptions used:

Weighted average discount rate	6.25%	6.75%	7.25%
Average rate of compensation increase	3.5% to 6.5%	3% to 9.5%	5.00%
Expected long-term rates of return	7.50%	7.50%	7.50%

      The Company estimates that it will be not be required to contribute to the Company’s pension plan in 2004.

      The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $0.5 million and $0.5 million at December 31, 2003 and 2002, respectively. This plan was frozen on December 31, 2000. Accounts under the Plan continue to accrue interest at 7.5% per year.

      The Company adopted a defined contribution Executive Non-qualified Excess Plan (the “Deferred Compensation Plan”) during 2001 for certain key executives. The Deferred Compensation Plan allows participants to defer compensation, including certain equity-based compensation.

(b) Employee Savings Plan

      The Company has a 401(k) salary savings plan that allows employees to contribute a portion of their salary to the plan on a tax deferred basis. The Company contributed employee-matching funds of $0.8 million, $1.0 million, and $0.7 million for 2003, 2002 and 2001, respectively.

(c) Post-retirement Benefits

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

      On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. The Company has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 due to uncertainties regarding some of the new Medicare provisions and a lack of authoritative accounting guidance regarding certain matters.

      The following table presents the plan’s accumulated post-retirement benefit obligation reconciled with amounts recognized in the Company’s balance sheets at December 31, 2003 and 2002 (in thousands):

	2003	2002

Change in Benefit Obligation:
Benefit obligation at end of prior plan year	$(11,723)	$(9,469)
Service cost	(51)	(188)
Interest cost	(512)	(673)
Actuarial gain/(loss)	3,429	(2,080)
Other	479	687

Benefit Obligation at end of year	$(8,378)	$(11,723)

(Accrued)/ Prepaid Post-retirement Cost:
Funded status	$(8,378)	$(11,723)
Unrecognized net actuarial gain	(3,421)	(205)
Unrecognized prior service cost	(671)	(1,006)
Unrecognized transition obligation	1,224	1,835

Net Amount Recognized	$(11,246)	$(11,099)

      Net periodic post-retirement benefit cost for 2003, 2002 and 2001 includes the following components (in thousands):

	2003	2002	2001

Service cost	$51	$188	$161
Interest cost	512	673	663
Amortization of transition obligation over 15 years	612	612	612
Amortization of gain	(223)	(98)	(126)
Amortization of prior service cost	(336)	(503)	(503)

Net periodic post-retirement benefit cost	$616	$872	$807

      For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2003 and the rate was assumed to decrease annually to 6.0% by the year 2006 and to remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2003, to approximately $8.5 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2003 to approximately $0.6 million. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2003, to approximately $8.1 million and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2003 to approximately $0.5 million.

      The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% in 2003, 6.75% in 2002 and 7.25% in 2001.

(16) Income Taxes

      Total income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 were allocated as follows (in thousands):

	2003	2002	2001

Income from continuing operations	$12,620	$8,696	$4,993
Discontinued operations	(276)	(3,278)	(3,029)
Stockholders’ equity, for unrealized holding gains and losses on debt and equity securities and interest rate swaps recognized for financial reporting purposes and benefit from exercise of stock options	801	(3,171)	(3,106)

      Income tax expense attributable to income from continuing operations for the years ended December 31, 2003, 2002 and 2001, consists of (in thousands):

	2003	2002	2001

Current:
Federal	$1,986	$1,859	$3,560
State	1,122	1,585	1,052
Foreign	8	—	200

	3,116	3,444	4,812

Deferred:
Federal, net of investment tax credit amortization	8,807	4,582	100
State	697	670	81
Foreign	—	—	—

	9,504	5,252	181

Total	$12,620	$8,696	$4,993

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% in 2003, 2002, and 2001 to pretax income from continuing operations as a result of the following (in thousands):

	2003	2002	2001

Amount computed at statutory rate	$11,502	$7,761	$3,969
State income taxes, net of federal income tax	789	736	(206)
Increase in valuation allowance	393	533	941
Nontaxable interest income	—	—	(21)
Amortization of federal investment tax credit	(115)	(115)	(115)
Research and development credits	—	(35)	—
Goodwill	—	—	419
Other, net	51	(184)	6

Income tax expense from continuing operations	$12,620	$8,696	$4,993

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002

Deferred tax assets
Accrued post-retirement and pension benefits	$6,106	$5,568
Accrued incentive	1,459	426
State net operating loss carryforwards	4,283	3,725
Other accrued expenses and allowances	322	200
Investments	441	5,343

Total gross deferred tax assets	12,611	15,262
Less valuation allowance	(3,299)	(2,906)

Net deferred tax assets	9,312	12,356

Deferred tax liabilities
Property and equipment, primarily related to depreciation differences	31,370	24,796
Unrealized gain (loss) on securities and interest rate swaps	281	(520)

Total gross deferred tax liabilities	31,651	24,276

Net deferred tax liabilities	$22,339	$11,920

      The net change in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase of $0.4 million, $0.5 million and $0.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $83.0 million that will expire in the years 2013-2018.

      In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes that it has meritorious defenses to the assessments and the ultimate outcome will not result in a material impact on the Company’s consolidated financial statements.

(17)     Segment Information

      The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows:

          ILEC

      ILEC provides local telephone services,

          Wireless

      Digital wireless group provides wireless phone services,

          CLEC

      CLEC provides competitive local telephone services to customers outside the ILEC’s operating area,

          Greenfield

      Greenfield services unit provides full telecommunications services to new mixed-use developments outside the ILEC’s operating area,

          Internet and Data Services (IDS)

      IDS provides dial-up and high-speed internet access, web hosting and other data related services,

          Palmetto

      Palmetto MobileNet, L.P. is a limited partnership with interests in wireless phone service providers in North and South Carolina. The Company has an equity interest in Palmetto MobileNet, L.P. through CT Cellular. Results for Palmetto MobileNet, L.P. are combined with CT Cellular and presented as “Palmetto”.

          Other

      Other consists of all other business units, investments and operations of the Company.

      Accounting policies of the segments (excluding Palmetto) are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Inter-segment transactions have been eliminated in the following segment presentation. All segments provide services primarily within North and South Carolina. Greenfield also provides service in Georgia.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Operating revenue
ILEC	$96,075	$94,308	$95,560
Wireless	28,468	24,443	18,315
CLEC	19,681	15,503	10,628
Greenfield	6,223	4,107	1,874
IDS	10,461	9,695	9,426
Palmetto	28,258	24,825	20,784
Other	—	—	—

Total	$189,166	$172,881	$156,587

Operating income (loss)
ILEC	$29,076	$30,262	$29,075
Wireless	2,136	3,288	2,176
CLEC	(1,550)	(5,867)	(8,807)
Greenfield	(4,942)	(5,187)	(4,213)
IDS	(1,473)	(1,716)	(2,729)
Palmetto	27,788	24,424	20,467
Other	(3,696)	(2,379)	(921)

Total	$47,339	$42,825	$35,048

Depreciation and amortization
ILEC	$20,527	$19,068	$17,313
Wireless	1,721	1,174	668
CLEC	2,356	2,202	1,987
Greenfield	2,761	2,000	1,018
IDS	2,078	1,684	2,269
Palmetto	151	137	3,376
Other	1,405	693	21

Total	$30,999	$26,958	$26,652

Assets
ILEC	$171,594	$163,139	$163,136
Wireless	30,790	30,500	28,316
CLEC	12,962	14,492	15,640
Greenfield	24,478	22,419	14,357
IDS	15,105	14,622	15,573
Palmetto	101,012	94,914	104,812
Other	53,087	80,012	50,719

Total	$409,028	$420,098	$392,553

Capital expenditures
ILEC	$12,294	$16,558	$20,937
Wireless	1,107	4,289	812
CLEC	1,004	2,705	3,378
Greenfield	4,680	10,099	9,995
IDS	2,434	1,908	2,420
Palmetto	688	300	68
Other	2,243	8,724	21,568

Total	$24,450	$44,583	$59,178

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Reconciliation to net income before tax:
Segment operating profit	$47,339	$42,825	$35,048
Palmetto MobileNet, L.P.	(27,788)	(24,424)	(20,467)
Total other income (expense)	13,312	3,774	(3,242)

Income from continuing operations before income taxes	$32,863	$22,175	$11,339

Reconciliation to total revenues:
Segment revenues	$189,166	$172,881	$156,587
Palmetto MobileNet, L.P.	(28,258)	(24,825)	(20,784)

Total revenues	$160,908	$148,056	$135,803

Reconciliation to total depreciation:
Segment depreciation	$30,999	$26,958	$26,652
Palmetto MobileNet, L.P.	(151)	(137)	(3,376)

Total depreciation	$30,848	$26,821	$23,276

Reconciliation to total equity in income of unconsolidated companies:
Segment equity in income of unconsolidated companies	$(13)	$(29)	$(87)
Equity in income of Palmetto MobileNet, L.P.	5,677	4,891	4,296

Total equity in income of unconsolidated companies	$5,664	$4,862	$4,209

Reconciliation to total investment in unconsolidated companies:
Segment investment in unconsolidated companies	$4,914	$4,838	$12,499
Investment in Palmetto MobileNet, L.P.	8,738	8,740	9,809

Total investment in unconsolidated companies	$13,652	$13,578	$22,308

Reconciliation to total assets:
Segment assets	$409,028	$420,098	$392,553
Investment in unconsolidated companies	13,652	13,578	22,308
Palmetto MobileNet, L.P.	(101,012)	(94,912)	(104,813)

Total assets	$321,668	$338,764	$310,048

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Reconciliation of Basic and Diluted Weighted Average Shares Outstanding

	2003	2002	2001

Basic weighted average shares outstanding	18,747,240	18,710,382	18,816,047
Effect of dilutive securities:
Stock options	60,922	35,260	44,233

Diluted weighted average shares outstanding	18,808,162	18,745,642	18,860,280

(19)	Summary of Income Statement Information (Unaudited)

      A summary of quarterly income statement information for the years ended December 31, 2003 and 2002, follows:

	2003 Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$38,696	$39,953	$40,603	$41,656
Operating income	4,332	5,146	4,381	5,692
Income from continuing operations	2,481	10,782	3,149	3,831
Loss from discontinued operations	—	(424)	—	—

Net income	$2,481	$10,358	$3,149	$3,831

Basic earnings per common share:
Earnings from continuing operations	$0.13	$0.58	$0.17	$0.20
Loss from discontinued operations	—	(0.02)	—	—
Net income	0.13	0.55	0.17	0.20
Diluted earnings per common share:
Earnings from continuing operations	$0.13	$0.57	$0.17	$0.20
Loss from discontinued operations	—	(0.02)	—	—
Net income	0.13	0.55	0.17	0.20

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As previously reported on Form 8-K filed on October 22, 2003, the Company made certain adjustments, which the Company believes are not material, to information previously reported in Note 19 — Summary of Income Statement Information (Unaudited) contained in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These adjustments have no effect on the consolidated results of operations for the year ended December 31, 2002. The following tables present the data as adjusted and as previously reported:

	2002 Quarters Ended

			(As Adjusted)	(As Adjusted)
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$35,655	$37,126	$36,969	$38,306
Operating income	4,257	4,418	4,955	4,771
Income from continuing operations	3,670	3,432	2,898	3,480
Loss from discontinued operations	(932)	(756)	(3,416)	(554)

Net income (loss)	$2,738	$2,676	$(518)	$2,926

Basic earnings per common share:
Earnings from continuing operations	$0.20	$0.18	$0.16	$0.19
Loss from discontinued operations	(0.05)	(0.04)	(0.18)	(0.03)
Net income (loss)	0.15	0.14	(0.03)	0.16
Diluted earnings per common share:
Earnings from continuing operations	$0.20	$0.18	$0.16	$0.19
Loss from discontinued operations	(0.05)	(0.04)	(0.18)	(0.03)
Net income (loss)	0.15	0.14	(0.03)	0.16

      The following table presents data for the quarter ended December 31, 2002 as previously reported:

	(As Reported)	(As Reported)
	Sept. 30	Dec. 31

Operating revenue	$37,077	$38,198
Operating income	5,355	4,371
Income from continuing operations	3,134	3,244
Loss from discontinued operations	(3,416)	(554)

Net income (loss)	$(282)	$2,690

Basic and diluted earnings per common share:
Earnings from continuing operations	$0.16	$0.18
Loss from discontinued operations	(0.18)	(0.03)
Net income	(0.02)	0.15

SCHEDULE II

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001
(in thousands)

Column A	Column B	Column C	Column D	Column E

			Deductions
	Balance,	Additions	From	Balance,
	Beginning	Charged	Reserves	End of Year
Description	of Year	to Income	See Note)	(See Note)

Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2003	$1,174	$1,439	$1,642	$971
Year ended December 31, 2002	745	1,685	1,256	1,174
Year ended December 31, 2001	430	967	802	745

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $178, $199 and $191 for 2003, 2002 and 2001, respectively. Balance at December 31, 2001 includes $150 assumed in the partitioning of the Cingular DCS network in June 2001.

Consolidated Financial Statements

Palmetto MobileNet, L.P.

Years Ended December 31, 2003, 2002 and 2001

with Report of Independent Auditors

Palmetto MobileNet, L.P.

Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

Report of Independent Auditors

To the Partners of

Palmetto MobileNet, L.P.

We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. as of December 31, 2003 and 2002, and the related consolidated statements of income and partners’ equity, and cash flows for each of the three years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $82,633,982 and $78,709,106 as of December 31, 2003 and 2002, respectively, and the equity in their net income was $28,258,064, $24,825,098, and $20,784,846 for the years 2003, 2002 and 2001, respectively. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it relates to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Bauknight Pietras & Stormer, P.A.

February 19, 2004

Columbia, South Carolina

Palmetto MobileNet, L.P.

Consolidated Balance Sheets

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$6,170,772	$9,739,173
Accounts receivable	—	69
Deposits	30,350	—

Total current assets	6,201,122	9,739,242

Land, building and improvements, net	6,612,306	6,075,367

Interests in RSA partnerships	82,633,982	78,709,106

Goodwill	5,334,236	—

Other assets	230,448	388,969

Total assets	$101,012,094	$94,912,684

Liabilities and partners’ equity
Current liabilities:
Accounts payable — PMN, Inc.	$136,975	$162,302
Accounts payable and accrued expenses	186,687	107,165
Current portion of long-term debt	2,442,857	—

Total current liabilities	2,766,519	269,467

Long-term debt, net of current portion	13,435,714	—

Partners’ equity	84,809,861	94,643,217

Total liabilities and partners’ equity	$101,012,094	$94,912,684

See accompanying notes.

Palmetto MobileNet, L.P.

Consolidated Statements of Income and Partners’ Equity

	Years Ended December 31,

	2003	2002	2001

Equity in earnings of RSA partnership interests	$28,258,064	$24,825,098	$20,784,846

Management fee	(470,005)	(401,235)	(317,476)

Income from operations	27,788,059	24,423,863	20,467,370

Revenue from real estate rentals	1,055,976	974,097	1,046,156
Cost of rental revenues	(619,787)	(523,072)	(507,183)

Income from real estate rentals	436,189	451,025	538,973

Other income (expense):
Interest expense	(234,064)	(48,486)	(319,609)
Investment income	62,885	331,645	638,005
Other	(158,019)	(507,780)	(45,969)

Net income	27,895,050	24,650,267	21,278,770

Partners’ equity, beginning of year	94,643,217	100,024,510	113,782,560
Repurchase of partners’ interests	(11,669,034)	—	—
Distributions to partners	(26,059,372)	(30,031,560)	(35,036,820)

Partners’ equity, end of year	$84,809,861	$94,643,217	$100,024,510

See accompanying notes.

Palmetto MobileNet, L.P.

Consolidated Statements of Cash Flows

	Years Ended December 31,

	2003	2002	2001

Operating activities
Net income	$27,895,050	$24,650,267	$21,278,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of RSA partnership interests	(28,258,064)	(24,825,098)	(20,784,846)
Depreciation	150,622	136,999	135,372
Changes in operating assets and liabilities:
Accounts receivable	69	33,121	7,537
Deposits	(30,350)	—	—
Accounts payable and accrued expenses	54,195	(83,115)	28,310

Net cash provided by (used in) operating activities	(188,478)	(87,826)	665,143

Investing activities
Proceeds from RSA partnership distributions	24,333,188	23,599,268	43,217,653
Proceeds from other assets	158,521	—	—
Purchase of land, building and improvements	(687,561)	(300,719)	(67,517)

Net cash provided by investing activities	23,804,148	23,298,549	43,150,136

Financing activities
Proceeds from long-term debt	17,100,000	—	—
Repayments of long-term debt	(1,221,429)	(4,413,789)	(1,226,508)
Purchase of partners’ interests	(17,003,270)	—	—
Distributions of partnership capital	(26,059,372)	(30,031,560)	(35,036,820)

Net cash used in financing activities	(27,184,071)	(34,445,349)	(36,263,328)

Net change in cash and cash equivalents	(3,568,401)	(11,234,626)	7,551,951

Cash and cash equivalents, beginning of year	9,739,173	20,973,799	13,421,848

Cash and cash equivalents, end of year	$6,170,772	$9,739,173	$20,973,799

See accompanying notes.

Palmetto MobileNet, L.P.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

      HamptonNet, LLC, a wholly-owned subsidiary, owns and operates commercial rental real estate located in Columbia, South Carolina.

Consolidation

      The financial statements include the accounts of the Partnership and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

      The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      The Partnership maintains its cash and cash equivalent balances in one financial institution located in Columbia, South Carolina. At December 31, 2003 and 2002, cash equivalents of approximately $4,631,000 and $9,767,000, respectively, consisted of investments in repurchase agreements.

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

2. Acquisitions

      In a prior year, the Partnership acquired 100% of the equity in two companies and a 51% equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000 resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in the other RSA general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships, which are recorded at cost less accumulated amortization,

Palmetto MobileNet, L.P.

Notes to Consolidated Financial Statements — (Continued)

exceeded the underlying equity in net assets by approximately $11,116,000 and $37,512,000, respectively. In 2001, this cost in excess of underlying equity in net assets was being amortized over a 15 year period.

      Effective January 1, 2002, the Partnership adopted Statement No. 142, Intangible Assets, issued by the Financial Accounting Standards Board (“SFAS No. 142). Accordingly, the Partnership no longer amortizes the remaining portion of the “cost in excess of underlying equity in net assets” discussed above.

      During 2003, the Partnership purchased certain of its partners’ interests for $17,003,270. This purchase resulted in goodwill of $5,334,236. In accordance with SFAS No. 142, goodwill is not being amortized.

      The Partnership performs an annual test for impairment of its intangible assets. No write-down for impairment was recorded in 2003 or 2002.

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
South Carolina RSA No. 7 Cellular General Partnership (50% owned)
South Carolina RSA No. 8 Cellular General Partnership (50% owned)
South Carolina RSA No. 9 Cellular General Partnership (50% owned)
North Carolina RSA 5 Cellular Partnership (50% owned)
North Carolina RSA 15 Cellular Partnership (50% owned)

      Summarized combined financial information for the RSA partnerships follows:

At December 31:

	2003	2002

Current assets	$20,585,368	$22,609,549
Noncurrent assets	119,727,210	107,158,873
Current liabilities	19,857,743	12,603,347
Noncurrent liabilities	26,506,661	31,066,661
Partners’ equity	93,948,174	86,098,414

For the years ended December 31:

	2003	2002	2001

Net sales	$239,089,648	$228,425,167	$206,447,266
Net income	57,055,366	49,650,196	48,053,296

      The Partnership’s equity in the combined net income of the RSA partnerships was $28,258,064, $24,825,098, and $24,026,648 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Market values of these partnership interests are not readily available.

Palmetto MobileNet, L.P.

Notes to Consolidated Financial Statements — (Continued)

4. Land, Building and Improvements, net

      Land, building and improvements consisted of the following:

	2003	2002

Land	$1,000,000	$1,000,000
Land improvements	50,000	50,000
Building	4,997,020	4,997,020
Building improvements	1,048,868	67,518
Construction in progress	6,930	300,719

	7,102,818	6,415,257
Less, accumulated depreciation	(490,512)	(339,890)

	$6,612,306	$6,075,367

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

      Total minimum annual rentals under the terms of executed leases are as follows:

	Related
	Party	Others	Total

2004	$726,961	$424,516	$1,151,477
2005	718,201	203,830	922,031
2006	656,189	203,830	860,019
2007	648,438	203,830	852,268
2008	648,438	203,830	852,268
Thereafter	2,332,725	322,734	2,655,459

	$5,730,951	$1,562,570	$7,293,522

5. Long-Term Debt

      The Partnership has a $17.1 million term loan with a bank. The term loan requires 28 quarterly principal installments of $610,714 plus interest at the 30-day LIBOR rate (1.12% at December 31, 2003) plus 1.60%. The term note matures in May, 2010 and is collateralized by an assignment of RSA partnership distributions.

      The terms of the note require that certain covenants be met during the year. As of December 31, 2003, the Company was in compliance with these covenants.

      The Company has an unused $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the “RTFC”). The terms of the agreement requires the Partnership maintain a specified amount of RTFC Subordinated Capital Certificates (“SCC’s”). The Partnership had $155,230 and $377,024 of SCC’s at December 31, 2003 and 2002.

Palmetto MobileNet, L.P.

Notes to Consolidated Financial Statements — (Continued)

      The RTFC debt is collateralized by a first lien on the assets of the Partnership other than the Partnership’s equity interests in the ten RSA partnership investments. The line of credit agreement provides for interest to be paid quarterly at the RTFC’s published interest rate.

      Cash paid for interest totaled $159,384, $137,702, and $322,069 for the years ended December 31, 2003, 2002 and 2001, respectively.

6. Related Party Transactions

      The business affairs of Palmetto MobileNet, L.P. are managed by its 0.9% general partner, PMN, Inc. For the years ended December 31, 2003, 2002 and 2001, approximately $470,000, $401,000, and $317,000 were paid to the general partner to perform this function.

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

      For certain other RSA’s, the IRS has completed its audits and has indicated adjustments they plan to make to the RSA tax returns. The RSA partnerships are vigorously contesting the IRS audit findings and, as a result, the amount of final adjustment, if any, cannot be determined at this time. The final adjustments, if any, from the IRS examinations will ultimately be allocated to each partner to be included in their taxable income.

8. Subsequent Event

      In February 2004, the Company entered into an agreement to purchase land and a building in Columbia, South Carolina for a total purchase price of $1,039,625.

REPORT OF INDEPENDENT AUDITORS

To the Partners of North Carolina RSA 15 Cellular Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of North Carolina RSA 15 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 8 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the Partnership has restated its December 31, 2002 financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 9, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 7 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 6 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 5 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 4 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 3 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 2 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3, the Partnership has restated its December 31, 2002 financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 9, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of North Carolina RSA 5 Cellular Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of North Carolina RSA 5 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

      In our opinion, the balance sheets and the related statements of operations, of cash flows, and of changes in partners’ capital of South Carolina RSA No. 9 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Little Rock, Arkansas

February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

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