Form 10-Q
period 2004-03-31
CT COMMUNICATIONS INC /NC
filed 2004-05-05
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     18,875,875 shares of Common Stock outstanding as of April 28, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,655	$16,957
Accounts receivable and unbilled revenue, net	20,538	22,301
Other	6,369	5,372

Total current assets	45,562	44,630

Investment securities	7,198	7,120
Other investments	1,526	1,353
Investments in unconsolidated companies	13,772	13,652
Property and equipment, net	204,141	208,370
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	1,633	1,436

Total assets	$318,939	$321,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$—
Accounts payable	7,306	6,414
Customer deposits and advance billings	2,687	2,665
Other accrued liabilities	12,509	17,314
Liabilities of discontinued operations	936	1,072

Total current liabilities	24,688	27,465

Long-term debt	76,250	80,000
Deferred credits and other liabilities:
Deferred income taxes	24,073	22,618
Post-retirement benefits other than pension	11,179	11,246
Other	2,868	2,809

Total deferred credits and other liabilities	38,120	36,673

Total liabilities	139,058	144,138

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at March 31, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at March 31, 2004 and December 31, 2003	61	61
Common stock, 18,875,735 and 18,769,187 shares outstanding at March 31, 2004 and December 31, 2003, respectively	42,129	40,800
Other capital	298	298
Unearned compensation	(895)	(264)
Other accumulated comprehensive income (loss)	(56)	558
Retained earnings	138,008	135,741

Total stockholders’ equity	179,881	177,530

Total liabilities and stockholders’ equity	$318,939	$321,668

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Operating revenue	$40,519	$38,696
Operating expense	34,708	34,364

Operating income	5,811	4,332

Other income (expense):
Equity in income of unconsolidated companies, net	1,391	1,049
Interest, dividend income and gain (loss) on sales of investments	236	506
Other expenses, principally interest	(1,540)	(1,640)

Total other income (expense)	87	(85)

Income before income taxes	5,898	4,247
Income taxes	2,406	1,766

Net income	3,492	2,481
Dividends on preferred stock	5	5

Earnings for common stock	$3,487	$2,476

Earnings per share:
Basic	$0.19	$0.13
Diluted	0.18	0.13
Basic weighted average shares outstanding	18,834	18,716
Diluted weighted average shares outstanding	18,953	18,726

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$3,492	$2,481
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	(687)	7
Unrealized holding gains on interest rate swaps	64	43
Reclassification adjustment for losses (gains) realized in net income	9	(4)

Comprehensive income	$2,878	$2,527

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,492	$2,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,143	7,788
Amortization of restricted stock	202	203
Post-retirement benefits	(67)	152
Loss on sale of investment securities	14	17
Undistributed income of unconsolidated companies	(1,391)	(1,049)
Undistributed patronage dividends	(98)	(238)
Deferred income taxes and tax credits	1,772	710
Changes in operating assets and liabilities	(2,686)	(75)

Net cash provided by operating activities	9,381	9,989

Cash flows from investing activities:
Capital expenditures	(3,913)	(6,158)
Purchases of investments	(125)	(50)
Proceeds from sale of investment securities	168	10
Partnership capital distribution	—	1,197

Net cash used in investing activities	(3,870)	(5,001)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	—
Dividends paid	(1,228)	(1,220)
Proceeds from common stock issuances	51	49

Net cash used in financing activities	(3,677)	(1,171)

Net cash used in discontinued operations	(136)	(508)
Net increase in cash and cash equivalents	1,698	3,309
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$18,655	$10,961

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and March 31, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land, buildings and general equipment	$90,240	$89,929
Central office equipment	166,238	164,452
Poles, wires, cables and conduit	145,635	144,775
Construction in progress	5,181	4,576

	407,294	403,732
Accumulated depreciation	(203,153)	(195,362)

Property and equipment, net	$204,141	$208,370

5.	DISCONTINUED OPERATIONS

On December 9, 2002, the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, L.L.C. (“Wavetel”), a subsidiary of the Company. The Company ceased Wavetel’s operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million in the second quarter of 2003. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. As of March 31, 2004, the Company believes that the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2004	2003
Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$936	$1,072

Total liabilities of discontinued operations	$936	$1,072

A summary of restructuring liability activity related to the discontinued operations for the three months ended March 31, 2004 is as follows (in thousands):

Balance at December 31, 2003	$1,072
Lease termination costs	(136)

Balance at March 31, 2004	$936

6.	COMMON STOCK

The following is a summary of Common Stock transactions during the three months ended March 31, 2004 (in thousands):

	Shares	Amount
Outstanding at December 31, 2003	18,769	$40,800
Purchase/forfeitures of Common Stock	(24)	(285)
Issuance of Common Stock	131	1,614

Outstanding at March 31, 2004	18,876	$42,129

	Basic	Diluted
Weighted average shares outstanding for the three months ended March 31, 2004	18,834	18,953
Weighted average shares outstanding for the three months ended March 31, 2003	18,716	18,726

Outstanding options to purchase approximately 571,000 shares of Common Stock for the three months ended March 31, 2004 and approximately 654,000 shares of Common Stock for the three months ended March 31, 2003 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At March 31, 2004 and March 31, 2003, the Company had total options outstanding of 1,387,000 and 904,000, respectively.

On April 22, 2004, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2004 to April 28, 2005. There were no shares repurchased by the Company during the three months ended March 31, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at March 31, 2004 and December 31, 2003 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
March 31, 2004	$6,884	$892	$(578)	$7,198

December 31, 2003	$5,739	$1,476	$(95)	$7,120

8.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$10,131	$8,738
Other	105	100
Cost Method:
Magnolia Holding Company	1,681	2,958
ITC Financial Services, LLC	840	840
Other	1,015	1,016

Total	$13,772	$13,652

On May 9, 2003, West Corporation (“West”) purchased the stock of ITC Holding Company, Inc. (“ITC”). The Company had a 4.4% equity interest in ITC. This transaction resulted in a gain to the Company of $15.2 million in 2003. As part of the purchase agreement between West and ITC, certain funds are being held in escrow until certain contingencies are resolved. The Company’s portion of the escrowed funds is $1.2 million. The $1.2 million will not be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable.

In May 2003, the Company purchased $3.0 million of stock in Magnolia Holding Company (“Magnolia”). The primary asset of Magnolia was Knology, Inc. (“Knology”), a public company that provides data and Internet connectivity to small and mid-size businesses. The Company holds a 4.6% equity interest in Magnolia. The Company later received a distribution from Magnolia in the form of shares of Knology common stock. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. The shares of Knology stock are classified as available-for-sale investment securities.

In December 2003, the Company committed to purchase a 4.0% interest in ITC Financial Services, LLC (“ITC Financial”) for up to $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card for certain transaction fees. As of March 31, 2004, the Company had funded $0.8 million of the committed amount. The remaining $1.3 million can be called at any time at the discretion of ITC Financial based on cash operating requirements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
Line of credit with interest at LIBOR plus 1.25% (2.44% at March 31, 2004 and December 31, 2003)	$27,500	$30,000
Term loan with interest at 7.32%	50,000	50,000

	77,500	80,000
Less: Current portion of long-term debt	1,250	—

Total long-term debt	$76,250	$80,000

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2004 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2004, $27.5 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly amounts of $1.25 million. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2004 and December 31, 2003, the Company had no amounts outstanding under this credit line.

The Company has two interest rate swap transactions to fix $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of March 31, 2004 was $(0.1) million and $(0.3) million, respectively. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

10.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of March 31, 2004, and was unchanged for the quarter then ended.

Other intangible assets consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, the Company does not amortize wireless licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company periodically reviews its determination of indefinite useful lives for wireless licenses and will test those licenses for impairment at least annually.

11.	STATE INCOME TAX ASSESSMENT

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes that it has meritorious defenses to the assessments and that the ultimate outcome is not expected to result in a material impact on the Company’s consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The EITF required additional disclosures for investments accounted for under SFAS No. 115 and No. 124 effective for fiscal years ended after December 15, 2003. The remaining consensus is applicable to all reporting periods beginning after June 15, 2004. The Company will adopt this consensus in the third quarter of 2004 and will apply the provisions of this statement on a prospective basis. The impact to the Company’s overall financial position or results of operations is not expected to be material.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pension, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the new disclosure requirements of SFAS 132 in December 2003.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31,
	2004	2003
Net income, as reported	$3,492	$2,481
Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	272	205

Pro forma net income	$3,220	$2,276

Basic earnings per common share
As reported	$0.19	$0.13
Pro forma	0.17	0.12
Diluted earnings per common share
As reported	$0.18	$0.13
Pro forma	0.17	0.12

14.	PENSION AND POST-RETIREMENT PLANS

Components of net period benefit costs for the three months ended March 31 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$503	$463	$15	$13
Interest cost	655	626	126	128
Expected return on plan assets	(842)	(664)	—	—
Transition obligation	—	—	153	153
Amortization of prior service cost	1	1	(84)	(84)
Amortization of the net gain	—	—	(44)	(56)

Net periodic benefit cost	$317	$426	$166	$154

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to contribute to the pension plan in 2004.

15.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services, the digital wireless group (“Digital Wireless”), which provides wireless phone services, the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area, the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area, Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through the Company’s subsidiary CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”. Quarterly information for the Palmetto reporting segment is not shown separately below due to the lack of availability of timely financial information. Palmetto is not a public company and therefore, is not subject to the same reporting deadlines as the Company. The Company will continue to include the financial information for Palmetto on an annual basis as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below provide services primarily within North Carolina. Selected data by business segment as of and for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

Three months ended March 31, 2004

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,654	$7,122	$5,038	$1,945	$2,760	$—	$40,519
External expense	11,225	6,265	4,357	2,244	2,257	217	26,565
Depreciation	5,346	481	641	711	593	371	8,143

Operating income (loss)	$7,083	$376	$40	$(1,010)	$(90)	$(588)	$5,811

Segment assets	$165,983	$31,057	$16,587	$24,509	$14,170	$66,633	$318,939

Three months ended March 31, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,532	$6,873	$4,471	$1,312	$2,508	$—	$38,696
External expense	10,970	5,675	4,768	1,928	2,396	839	26,576
Depreciation	5,407	363	662	554	471	331	7,788

Operating income (loss)	$7,155	$835	$(959)	$(1,170)	$(359)	$(1,170)	$4,332

Segment assets	$171,305	$30,722	$12,809	$23,011	$15,043	$84,801	$337,691

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended March 31,
	2004	2003
Segment operating income	$5,811	$4,332
Total other income (expense)	87	(85)

Income from continuing operations before income taxes	$5,898	$4,247

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

The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in certain growth initiatives and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments that complement our business units. During 2001, the Company expanded its wireless business through the partitioning of its area of the Cingular digital network.

The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team, and designing and developing its business support and operating systems. The Company’s primary focus is to maximize the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, IDS, and Digital Wireless businesses. The Company will also consider strategic acquisitions and investments as opportunities arise.

For the three months ended March 31, 2004, net income for the Company was $3.5 million compared to $2.5 million for the three months ended March 31, 2003. Diluted earnings per share were $0.18 and $0.13 for the three months ended March 31, 2004 and 2003, respectively.

Revenue increased across all operating segments during the quarter ended March 31, 2004 and the Company’s competitive businesses showed improved operating margins. The Company’s ILEC experienced a loss of access lines as its customers can select from several alternative service providers. The competitive CLEC and Greenfield wireline businesses continued to experience strong demand for their products and services that resulted in 11.4% and 50.6% access line growth, respectively, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as we leverage existing transport infrastructure to support new customers.

Industry and Operating Trends

Telecommunications continues to evolve into a highly competitive industry. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment. Our ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and CLECs have targeted our customers and will continue to promote low cost, flexible communications alternatives. The more recent introduction of cable telephony and Voice over Internet Protocol (“VoIP”) services will become more significant threats to our voice business in the coming years. These technologies are capable of delivering a quality, competitive voice service to our ILEC customers. These voice providers are not subject to certain regulatory constraints that have shaped our business model and that will become more significant impediments to our ability to successfully compete in the coming years.

In particular, our ILEC must provide certain basic services to all customers in our regulated service area, regardless of the cost to provide that service. We are the beneficiaries of certain cost reimbursements that are intended to offset certain costs to provide service. These reimbursements are increasingly at risk, yet our service obligations remain unchanged. The future risk and uncertainty of regulatory service requirements and the recovery of expense subsidies will impact our ability to maintain existing margins and profitability.

As discussed above, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout our businesses. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony in our ILEC service area, which could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue, and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting our ILEC business as well as our long distance revenue. Some customers are choosing to substitute their landline service with wireless service. We believe this has contributed to the access line decrease in the ILEC over the past several years.

Also impacting access line losses over the past several years is the adoption of digital subscriber line (“DSL”) and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service.

In recent quarters we experienced a decline in the recovery of wireless interconnection access fee revenue. We expect continued pressure from other telecommunications providers to lower or eliminate our recovery of fees for terminating their traffic on our network.

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

Results of Operations

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

The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended March 31,
	2004	2003
Total operating revenue	$40,519	$38,696
Total operating expense	34,708	34,364

Operating income	$5,811	$4,332

Depreciation	$8,143	$7,788
Capital expenditures	3,913	6,158
Total assets	318,939	337,691

Ending wired access lines	156,410	152,398
Ending wireless subscribers	39,250	33,984

Operating revenue increased $1.8 million or 4.7% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is attributable to a $0.6 million increase in CLEC revenue driven primarily by an 11.4% increase in access lines, a $0.6 million increase in Greenfield revenue driven by a 50.6% increase in Greenfield access lines, a $0.3 million increase in IDS revenue, a $0.2 million increase in wireless revenue driven by a 15.5% increase in customers and a $0.1 million increase in ILEC revenue. Overall, total operating revenue increased in all operating segments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

We have diversified operating revenue in the Company significantly over the past several years through the growth in our competitive businesses. For the three months ended March 31, ILEC revenue represented 58.4% of total revenue in 2004 compared to 60.8% in 2003, while Digital Wireless revenue represented 17.6% of total revenue in 2004 compared to 17.8% in 2003, the combined CLEC and Greenfield businesses have grown to 17.2% of total revenue in 2004 up from 14.9% in 2003 and Internet revenue represented 6.8% in 2004 compared to 6.5% in 2003.

For the three months ended March 31, 2004, operating expense increased $0.3 million or 1.0% as compared to the three months ended March 31, 2003. This increase is primarily the result of increases in depreciation expense of $0.4 million.

Our operating margin increased to 14.3% for the three months ended March 31, 2004 from 11.2% for the three months ended March 31, 2003. This increase in operating margin is primarily due to improving operating margins in our competitive businesses and the Company’s efforts to stabilize operating margins in the ILEC. Operating margin in the ILEC declined slightly for the three months ended March 31, 2004 to 29.9% compared to 30.4% for the three months ended March 31, 2003.

The Company has licenses and other rights to certain wireless spectrum, including Multichannel Multipoint Distribution Service (“MMDS”) and Instructional Television Fixed Service (“ITFS”). In April 2003, the Federal Communications Commission (“FCC”) initiated a proposed rulemaking to comprehensively examine its rules regarding MMDS and ITFS spectrum. This proceeding is still pending before the FCC.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes that it has meritorious defenses to the assessments and the ultimate outcome is not expected to result in a material impact on the Company’s consolidated financial statements.

ILEC (in thousands, except lines)

	Three months ended March 31,
	2004	2003
Total operating revenue	$23,654	$23,532
Total operating expense	16,571	16,377

Operating income	$7,083	$7,155

Depreciation	$5,346	$5,407
Capital expenditures	1,988	3,308
Total assets	165,983	171,305

Ending business access lines	29,130	29,750
Ending residential access lines	86,191	88,259
Ending total access lines	115,321	118,009
Ending long distance lines	84,811	84,233

Operating revenue for the ILEC increased $0.1 million or 0.5% for three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in revenue consists of a $0.1 million increase in subscriber line charge revenue and an increase in revenue related to our bundled product offerings. These increases were partially offset by a $0.2 million decrease in long distance revenue and a decrease in local revenue due to the decrease in access lines. During the first quarter of 2004, the Company recognized revenue of approximately $0.3 million related to the collection of previously disputed access charges. Without this non-recurring revenue stream, access and interconnection revenue would have declined approximately $0.4 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Access lines at March 31, 2004 declined 2.3% from March 31, 2003. We believe the decrease in access lines is due in part to an increase in broadband Internet adoption that has led customers to cancel second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Wireless interconnection revenue is likely to decline going forward as the Company has been required to develop direct billing relationships with wireless carriers for termination of wireless traffic on our network. This decline is due to migration of this traffic to direct billing arrangements subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. However, this rate decline will be somewhat offset as wireless traffic terminated on our network increases.

Operating expense in the ILEC increased $0.2 million or 1.2% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The primary drivers of this increase were increases in access and interconnection expense and increased general and administrative expense, partially offset by lower sales commission expense. Operating expense increased at a faster rate than operating revenue resulting in a decline in operating margin from 30.4% for the three months ended March 31, 2003 to 29.9% for the three months ended March 31, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended March 31, 2004 were 8.4% of ILEC operating revenue compared to 14.1% of operating revenue for the three months ended March 31, 2003.

For the three months ended March 31, 2004, ILEC access lines subscribing to our long distance service increased slightly despite a 2.3% access line loss. At March 31, 2004, 73.5% of ILEC access lines subscribed to our long distance service, up from 71.4% at March 31, 2003. Despite the increase in ILEC customers subscribing to our long distance service, long distance revenue has declined. Long distance minutes of use increased significantly in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. However, increased competition has forced rates per minute down and as a result, long distance revenue has declined despite an increase in minutes-of-use; this trend is expected to continue.

Certain of the Company’s interstate network access revenue is based on tariffed access charges prescribed by the FCC. The remainder of such interstate revenue is derived from revenue pooling arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line pool and is the recipient of long-term support. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was implemented in July 2002.

NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from our estimates. Management periodically reviews these estimates and makes adjustments as applicable.

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

In North Carolina, legislation was enacted in 2003 that deregulated intraLATA long distance service, interLATA long distance service and long distance operator services and provided other regulatory flexibility. This legislation has provided our ILEC greater flexibility in offering service bundles and promotions. On January 2, 2004, the North Carolina Utilities Commission (“NCUC”) released an order that detailed its findings regarding the legislation and adopting implementation requirements. The Company is now in the process of analyzing and implementing the requirements of the NCUC order.

CLEC (in thousands, except lines)

	Three months ended March 31,
	2004	2003
Total operating revenue	$5,038	$4,471
Total operating expense	4,998	5,430

Operating income (loss)	$40	$(959)

Depreciation	$641	$662
Capital expenditures	211	256
Total assets	16,587	12,809

Ending access lines	30,415	27,300
Ending long distance lines	15,832	14,485

CLEC operating revenue was $5.0 million for the three months ended March 31, 2004, representing a $0.6 million or 12.7% increase over the three months ended March 31, 2003. The $0.6 million increase consists primarily of a $0.2 million increase in recurring line revenue and a $0.3 million increase in access revenue. The increase in recurring line revenue is primarily attributable to an 11.4% increase in access lines for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The $0.3 million increase in access revenue was due primarily to the collection of approximately $0.2 million in previously disputed access fees and an increase in minutes of use.

In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. The next rate reduction is scheduled to be effective June 20, 2004, at which time the rate will be reduced from $0.012 to the rate of the competing ILEC. Although the switched access rates will decline, there is an expected certainty of payment by interexchange carriers; however, certain interexchange carriers, such as AT&T, have been deploying VoIP technology in an effort to avoid payment of access charges. This issue is currently before the FCC. On April 21, 2004, the FCC announced that AT&T would be responsible for payment of access charges even if VoIP technology is used in transporting long distance calls. It is expected that this issue will continue to receive significant attention by the FCC in 2004.

CLEC operating expense was $5.0 million and $5.4 million for the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively. Operating expense decreased slightly despite revenue growth of 12.7%. As a result, operating margin increased to 0.8% for the three months ended March 31, 2004 compared to (21.4%) for the three months ended March 31, 2003. The improvement in operating margin was due primarily to the increase in access lines, a $0.4 million reduction in personnel expenses and the collection of $0.2 million of previously disputed access fee revenue. We expect margins to continue to be positively impacted as we leverage existing transport infrastructure with new customers.

We did not enter any new markets in the first quarter of 2004 or 2003, electing instead to focus on market penetration in our current markets and leverage existing transport infrastructure where possible. Our CLEC focuses on the metropolitan areas and communities immediately surrounding our ILEC territory.

In August 2003, the FCC released its Triennial Review Order addressing the obligations of incumbent local exchange carriers to provide unbundled network elements (“UNEs”) to competitive local exchange carriers. The FCC’s order eliminated unbundling requirements for broadband services provided over fiber facilities, but retained unbundled access to mass-market narrowband loops. The FCC also held that incumbent local exchange carriers are not required to unbundle packet switching services or, subject to state review, local switching that serves business customers on high-capacity loops. In addition, the FCC ordered a three-year phase out of the unbundling of the high frequency portion of the loop. For mass market customers served by narrowband loops, the FCC set out specific criteria for states to use in determining whether switching should continue to be made available as an UNE. If a state found that such switching should be eliminated as an UNE, then the FCC required a three-year transition period for Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop, so that the competitive local exchange carrier can provide an entire local service platform.

In March 2004, the U. S. Court of Appeals for the District of Columbia issued a decision that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop. However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements. This decision is currently scheduled to become effective on June 15, 2004. The Company is currently evaluating this decision and its impact on its operations.

While the Company believes that the impact to its ILEC from these regulatory developments will be minimal, its CLEC relies significantly on network elements, including UNE-P and dedicated transport, supplied by the applicable incumbent local carrier. As a result, if access to network elements, including UNE-P or dedicated transport, is ultimately restricted or made more expensive, then the Company’s CLEC operations will likely be adversely impacted.

Greenfield (in thousands, except lines and signed agreements)

	Three months ended March 31,
	2004	2003
Total operating revenue	$1,945	$1,312
Total operating expense	2,955	2,482

Operating income (loss)	$(1,010)	$(1,170)

Depreciation	$711	$554
Capital expenditures	742	1,146
Total assets	24,509	23,011

Ending access lines	10,674	7,089
Ending long distance lines	5,130	2,878
Total signed provider agreements	97	77

Greenfield revenue increased $0.6 million for the three months ended March 31, 2004 to $1.9 million compared to $1.3 million for the three months ended March 31, 2003. This revenue increase is primarily attributable to a 50.6% increase in access lines related to the filling of 97 developments covered by signed telecommunications provider agreements. In addition, access revenue increased approximately $0.2 million primarily due to the collection of $0.2 million in previously disputed access fees in 2004. Our Greenfield business added three provider agreements in the first quarter of 2004, bringing the total number of signed agreements to 97. These agreements currently represent a potential 48,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 97 projects is expected to be 90% residential and 10% business.

Operating expense increased 19.1% for the three months ended March 31, 2004 to $3.0 million, related primarily to the 50.6% increase in access lines and a $0.2 million increase in depreciation expense. The increase in access lines and related minutes-of-use on the Company’s network has resulted in a $0.2 million increase in combined access and transport expenses. The increase in depreciation expense is associated with the up-front capital expenditures required in most of the developments. Capital expenditures for the three months ended March 31, 2004 decreased $0.4 million compared to the three months ended March 31, 2003, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

At March 31, 2004, 48.1% of Greenfield access lines also subscribed to our long distance service, up from 40.6% at March 31, 2003. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases we have seen our long distance penetration rates increase.

In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has telecommunications provider contracts through its Greenfield operations. The NCUC is examining all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and hearings were held in late January 2004. Proposed orders are to be filed by interested parties by May 7, 2004. It is not known when the NCUC will issue a decision. At this time, the impact of this inquiry on the Company’s Greenfield operations cannot be determined.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be offset by increased levels of traffic as the Company continues to build out its projects.

Digital Wireless (in thousands, except subscribers)

	Three months ended March 31,
	2004	2003
Total operating revenue	$7,122	$6,873
Total operating expense	6,746	6,038

Operating income	$376	$835

Depreciation	$481	$363
Capital expenditures	382	59
Total assets	31,057	30,722

Ending post-pay subscribers	39,250	33,984

Digital Wireless revenue grew $0.2 million or 3.6% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Post-pay wireless subscribers increased 15.5% compared to the three months ended March 31, 2004. Despite this acceleration of customer growth, the average revenue per subscriber decreased and therefore, recurring revenue increased only $0.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Also contributing to our increase in revenue was increased settlement revenue of $0.1 million related to a 27.9% increase in the minutes of use on our wireless network during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Operating expense increased 11.7% for the three months ended March 31, 2004 to $6.7 million compared to the three months ended March 31, 2003. The primary drivers of the increase in operating expense are increases in settlement expenses of $0.2 million, depreciation expense of $0.1 million and other corporate related expenses. Settlement expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network.

Operating margins decreased to 5.3% for the three months ended March 31, 2004 compared to 12.1% for the three months ended March 31, 2003. This decrease is primarily due to a decrease in average revenue per subscriber and an increase in settlement expenses, corporate expenses and an increase in depreciation expense.

Capital expenditures were $0.4 million for the three months ended March 31, 2004, primarily related to the addition of one new cell site in our territory and the addition of capacity on selected other cell sites.

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

Wireless service carriers are required by FCC rules to provide enhanced 911 emergency service (“E-911”) in a two-phase approach. Phase one has been completed and involves delivery of the caller’s number and the location of the cell site serving the customer to the Public Safety Answering Point (“PSAP”). Phase two will involve triangulation to allow PSAPs the ability to more accurately locate a calling party. Because of our affiliation with Cingular, they have responsibility for directing the implementation of E-911. We have been working with Cingular as well as applicable PSAPs in the roll out of E-911. We have included approximately $2 million in our 2004 capital budget for this deployment.

In accordance with the Company’s joint operating agreement with Cingular, the Company will be required to adopt Cingular’s network specifications for the delivery of higher speed data products and services. The investment required to implement these products and services is expected to approximate $2.5 million.

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended March 31,
	2004	2003
Total operating revenue	$2,760	$2,508
Total operating expense	2,850	2,867

Operating income (loss)	$(90)	$(359)

Depreciation	$593	$471
Capital expenditures	297	838
Total assets	14,170	15,043

Ending DSL lines	10,987	7,755
Ending dial-up accounts	10,484	12,263
Ending high-speed accounts	565	580

IDS operating revenue grew 10.0% for the three months ended March 31, 2004 to $2.8 million compared to the three months ended March 31, 2003. During the three months ended March 31, 2004, the total number of DSL lines increased 41.7%, which resulted in revenue from DSL service increasing $0.4 million. This increase is partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense was $2.9 million for the three months ended March 31, 2004 and the three months ended March 31, 2003, despite a 10.0% increase in revenue. As a result, operating margins improved to (3.3%) for the three months ended March 31, 2004 compared to (14.3%) for the three months ended March 31, 2003. This improvement is primarily due to the growth in DSL accounts.

DSL customers increased 41.7% for the three months ended March 31, 2004 to a total of 10,987. This represents a penetration rate of 8.7% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended March 31,
	2004	2003
Total operating expense	$588	$1,170

Operating income (loss)	$(588)	$(1,170)

Depreciation	$371	$331
Capital expenditures	293	551
Total assets	66,633	84,801

Operating expense for the Company’s other business units decreased $0.6 million for the three months ended March 31, 2004 to $0.6 million. This decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segments.

Other Income

Other income (expense) for the three months ended March 31, 2004 increased $0.2 million compared to the three months ended March 31, 2003. This increase relates to a $0.3 million increase in equity in income of unconsolidated companies and a $0.1 million decrease in interest expense, offset by a $0.3 million decrease in gains on sale of investments. The increase in equity income of unconsolidated companies relates to the Company’s investment in Palmetto MobileNet, L.P. Interest expense decreased due primarily to lower debt levels in 2004.

Liquidity and Capital Resources

Cash provided by operating activities decreased $0.6 million to $9.4 million for the three months ended March 31, 2004. The decrease primarily related to decreases in accrued liabilities, partially offset by an increase in deferred income taxes and net income.

Cash used in investing activities decreased to $3.9 million during the three months ended March 31, 2004 compared with $5.0 million for the three months ended March 31, 2003. Capital expenditures decreased $2.2 million during the three months ended March 31, 2004 compared with the three months ended March 31, 2003.

Net cash used in financing activities was $3.7 million during the three months ended March 31, 2004 compared with $1.2 million during the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company repaid $2.5 million in long-term debt.

At March 31, 2004, the fair market value of the Company’s marketable investment securities was $7.2 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2004 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2004, $27.5 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2004, the Company had no amounts outstanding under this credit line.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Line of credit	$27,500	$—	$27,500	$—	$—
Term loan	50,000	1,250	15,000	10,000	23,750
Operating leases	9,693	3,269	5,182	891	351
Capital leases	1,702	552	1,150	—	—

	$88,895	$5,071	$48,832	$10,891	$24,101

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

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements should be viewed with caution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2004 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2004, $27.5 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2004. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2004, the Company had no amounts outstanding under this credit line.

The Company has two interest rate swap transactions to fix $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value the swaps as of March 31, 2004 was $(0.1) million and $(0.3) million, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto MobileNet, L.P. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Based upon that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended March 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

Exhibit No.	Description of Exhibit
10	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

        (b) Reports on Form 8-K

On February 13, 2004, the Company filed a Current Report on Form 8-K announcing that on February 13, 2004, the Company declared a quarterly cash dividend on its common stock of $0.065 per share to all shareholders of record at the close of business on March 1, 2004.

On February 25, 2004, the Company filed a Current Report on Form 8-K announcing the Company’s consolidated financial results for the fourth quarter and year-end 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

May 5, 2004 Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.