Form 10-Q
period 2004-08-02
CT COMMUNICATIONS INC /NC
filed 2004-08-04
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                       (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Not Applicable
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

     18,877,221 shares of Common Stock outstanding as of July 29, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,797	$16,957
Accounts receivable and unbilled revenue, net	20,694	22,301
Other	5,196	5,372

Total current assets	50,687	44,630

Investment securities	6,041	7,120
Other investments	1,590	1,353
Investments in unconsolidated companies	14,359	13,652
Property and equipment, net	202,586	208,370
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	1,638	1,436

Total assets	$322,008	$321,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,500	$—
Accounts payable	8,025	6,414
Customer deposits and advance billings	2,591	2,665
Other accrued liabilities	14,616	17,314
Liabilities of discontinued operations	798	1,072

Total current liabilities	28,530	27,465

Long-term debt	72,500	80,000
Deferred credits and other liabilities:
Deferred income taxes	24,678	22,618
Post-retirement benefits other than pension	11,092	11,246
Other	2,585	2,809

Total deferred credits and other liabilities	38,355	36,673

Total liabilities	139,385	144,138

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at June 30, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at June 30, 2004 and December 31, 2003	61	61
Common stock, 18,877,190 and 18,769,187 shares outstanding at June 30, 2004 and December 31, 2003, respectively	42,146	40,800
Other capital	298	298
Unearned compensation	(657)	(264)
Other accumulated comprehensive income (loss)	(451)	558
Retained earnings	140,890	135,741

Total stockholders’ equity	182,623	177,530

Total liabilities and stockholders’ equity	$322,008	$321,668

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenue:
Telephone	$29,658	$30,510	$60,295	$59,825
Wireless and internet	11,007	9,443	20,889	18,824

Total operating revenue	40,665	39,953	81,184	78,649

Operating expense:
Telephone cost of service (excluding depreciation)	8,732	8,916	17,333	17,461
Wireless and internet cost of service (excluding depreciation)	4,715	4,420	9,439	8,931
Selling, general and administrative	13,677	13,872	26,917	27,595
Depreciation	7,405	7,599	15,548	15,184

Total operating expense	34,529	34,807	69,237	69,171

Operating income	6,136	5,146	11,947	9,478

Other income (expense):
Equity in income of unconsolidated companies, net	1,504	1,398	2,895	2,448
Interest, dividend income and gain (loss) on sales of investments	495	14,747	750	15,264
Impairment of investments	(21)	(1,273)	(40)	(1,284)
Other expenses, principally interest	(1,219)	(2,236)	(2,759)	(3,877)

Total other income (expense)	759	12,636	846	12,551

Income from continuing operations before income taxes	6,895	17,782	12,793	22,029
Income taxes	2,785	7,000	5,191	8,765

Income from continuing operations	4,110	10,782	7,602	13,264
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the three and six months ended June 30, 2003	—	(424)	—	(424)

Net income	4,110	10,358	7,602	12,840
Dividends on preferred stock	5	5	10	10

Net income for common stock	$4,105	$10,353	$7,592	$12,830

Basic Earnings per share:
Continuing operations	$0.22	$0.58	$0.40	$0.71
Discontinued operations	—	(0.02)	—	(0.02)
Net income for common stock	0.22	0.55	0.40	0.69
Diluted Earnings per share:
Continuing operations	$0.22	$0.57	$0.40	$0.71
Discontinued operations	—	(0.02)	—	(0.02)
Net income for common stock	0.22	0.55	0.40	0.68

Basic weighted average shares outstanding	18,876	18,740	18,855	18,728
Diluted weighted average shares outstanding	19,051	18,782	18,999	18,748

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,110	$10,358	$7,602	$12,840
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	(315)	377	(1,002)	376
Unrealized holding gains on interest rate swaps	117	34	181	76
Reclassification adjustment for losses (gains) realized in net income	(198)	4	(188)	8

Comprehensive income	$3,714	$10,773	$6,593	$13,300

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,602	$12,840
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	424
Depreciation	15,548	15,184
Amortization of restricted stock	423	203
Post-retirement benefits	(154)	283
Gain on sale of investment securities	(294)	13
Gain on sale of investments in unconsolidated companies	—	(14,401)
Impairment of investments	40	1,284
Undistributed income of unconsolidated companies	(2,895)	(2,448)
Undistributed patronage dividends	(183)	(391)
Deferred income taxes and tax credits	2,542	4,409
Changes in operating assets and liabilities	988	3,028

Net cash provided by operating activities	23,617	20,428

Cash flows from investing activities:
Capital expenditures	(9,764)	(11,223)
Purchases of investments	(241)	(3,136)
Proceeds from sale of investment in unconsolidated companies	—	16,380
Proceeds from sale of investment securities	943	33
Partnership capital distribution	917	1,197

Net cash provided by (used in) investing activities	(8,145)	3,251

Cash flows from financing activities:
Repayment of long-term debt	(5,000)	(20,000)
Dividends paid	(2,462)	(2,446)
Proceeds from common stock issuances	105	335

Net cash used in financing activities	(7,357)	(22,111)

Net cash used in discontinued operations	(275)	(592)

Net increase in cash and cash equivalents	7,840	976
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$24,797	$8,628

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and June 30, 2003 and its cash flows for the six months ended June 30, 2004 and June 30, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land, buildings and general equipment	$90,670	$89,929
Central office equipment	168,681	164,452
Poles, wires, cables and conduit	150,372	144,775
Construction in progress	3,390	4,576

	413,113	403,732
Accumulated depreciation	(210,527)	(195,362)

Property and equipment, net	$202,586	$208,370

5.	DISCONTINUED OPERATIONS

On December 9, 2002, the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, L.L.C. (“Wavetel”), a subsidiary of the Company. The Company ceased Wavetel’s operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million in the second quarter of 2003. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. As of June 30, 2004, the Company believes that the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December 31,
	2004	2003
Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$798	$1,072

Total liabilities of discontinued operations	$798	$1,072

A summary of restructuring liability activity related to the discontinued operations for the six months ended June 30, 2004 is as follows (in thousands):

Balance at December 31, 2003	$1,072
Lease termination costs	(274)

Balance at June 30, 2004	$798

6.	COMMON STOCK

The following is a summary of Common Stock transactions during the six months ended June 30, 2004 (in thousands):

	Shares	Amount
Outstanding at December 31, 2003	18,769	$40,800
Purchase/forfeitures of Common Stock	(27)	(321)
Issuance of Common Stock	135	1,667

Outstanding at June 30, 2004	18,877	$42,146

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic	18,876	18,740	18,855	18,728
Diluted	19,051	18,782	18,999	18,748

Outstanding options to purchase approximately 550,000 and 496,000 shares of Common Stock for the three and six months ended June 30, 2004 and approximately 597,000 and 624,000 shares of Common Stock for the three and six months ended June 30, 2003 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At June 30, 2004 and June 30, 2003, the Company had total options outstanding of 1,338,000 and 856,000, respectively.

On April 22, 2004, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2004 to April 28, 2005. There were no shares repurchased by the Company during the six months ended June 30, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at June 30, 2004 and December 31, 2003 were as follows (in thousands):

Equity Securities	Amortized	Gross Unrealized	Gross Unrealized
Available-for-Sale	Cost	Holding Gains	Holding Losses	Fair Value
June 30, 2004	$6,514	$603	$(1,076)	$6,041
December 31, 2003	$5,739	$1,476	$(95)	$7,120

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at June 30, 2004 is as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common stock	$1,271	$1,030	$815	$46	$2,086	$1,076

Total temporarily impaired securities	$1,271	$1,030	$815	$46	$2,086	$1,076

The fair value and unrealized losses noted above that are less than 12 months relate primarily to one investment. The Company determined that this investment was not other-than-temporarily impaired due to the relatively short duration of the decline in stock price (since February 2004) as well as other business and market factors. The fair value and unrealized losses noted above that are greater than 12 months relate to three different investments, the largest of which is a mutual fund investment that is expected to recover as the economy improves and is currently increasing in value. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be realized.

8.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$10,720	$8,738
Other	103	100
Cost Method:
Magnolia Holding Company	1,681	2,958
ITC Financial Services, LLC	840	840
Other	1,015	1,016

Total	$14,359	$13,652

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In December 2003, the Company committed to purchase a 4.0% interest in ITC Financial Services, LLC (“ITC Financial”) for up to $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card in exchange for certain transaction fees. As of June 30, 2004, the Company had funded $0.8 million of the committed amount. The remaining $1.3 million can be called at any time at the discretion of ITC Financial based on cash operating requirements.

The Company recognized income of $1.5 million and $1.4 million in the three months ended June 30, 2004 and 2003, respectively and $2.9 million and $2.4 million in the six months ended June 30, 2004 and 2003, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. Summarized unaudited interim results of operations for Palmetto MobileNet, L.P. for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$6,388	$8,023	$11,948	$14,311
Total operating expense	195	92	315	173
Operating income	6,193	7,931	11,633	14,138
Net income	6,362	8,053	11,886	14,295

Due to the timing of information available from Palmetto MobileNet, L.P., the information included above for the three and six months ended June 30, 2004 includes one month of estimated results.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Line of credit with interest at LIBOR plus 1.25% (2.44% at June 30, 2004 and December 31, 2003)	$25,000	$30,000
Term loan with interest at 7.32%	50,000	50,000

	75,000	80,000
Less: Current portion of long-term debt	2,500	—

Total long-term debt	$72,500	$80,000

At June 30, 2004, the Company had a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on June 30, 2004

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was 2.44%. During the six months ended June 30, 2004, the Company elected to pay down $5.0 million in principal on this credit facility. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2004, $25.0 million was outstanding under the revolving credit facility. In July 2004, the Company lowered the maximum debt available on the revolving credit facility to $70.0 million. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly installments of $1.25 million. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2004 and December 31, 2003, the Company had no amounts outstanding under this credit line.

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of June 30, 2004 was $(0.1) million and $(0.2) million, respectively. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

10.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of June 30, 2004, and was unchanged from December 31, 2003.

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

In March 2004, the EITF of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The EITF required additional disclosures for investments accounted for under SFAS No. 115 and No. 124 effective for fiscal years ended after December 15, 2003. The remaining consensus is applicable to all reporting periods beginning after June 15, 2004. The Company will adopt this consensus in the third quarter of 2004 and will apply the provisions of this statement on a prospective basis. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pension, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the new disclosure requirements of SFAS 132 in December 2003.

13.	STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed stock options plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,110	$10,358	$7,602	$12,840
Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	272	209	543	417

Pro forma net income	$3,838	$10,149	$7,059	$12,423

Basic earnings per common share
As reported	$0.22	$0.55	$0.40	$0.69
Pro forma	0.20	0.54	0.37	0.66
Diluted earnings per common share
As reported	$0.22	$0.55	$0.40	$0.68
Pro forma	0.20	0.54	0.37	0.66

14.	PENSION AND POST-RETIREMENT PLANS

Components of net period benefit costs for the three months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$503	$463	$17	$13
Interest cost	655	626	123	128
Expected return on plan assets	(842)	(664)	—	—
Transition obligation	—	—	153	153
Amortization of prior service cost	1	1	(160)	(84)
Amortization of gain	—	—	(39)	(56)

Net periodic benefit cost	$317	$426	$94	$154

Components of net period benefit costs for the six months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$1,006	$926	$34	$26
Interest cost	1,310	1,252	247	256
Expected return on plan assets	(1,684)	(1,328)	—	—
Transition obligation	—	—	306	306
Amortization of prior service cost	2	2	(321)	(168)
Amortization of gain	—	—	(78)	(112)

Net periodic benefit cost	$634	$852	$188	$308

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to contribute to the pension plan in 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the digital wireless group (“Digital Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services; and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through the Company’s subsidiary CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. Palmetto provides services in North and South Carolina. Selected data by business segment as of and for the three and six months ended June 30, 2004 and 2003, is as follows (in thousands):

Three months ended June 30, 2004

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$22,822	$8,247	$4,951	$1,885	$2,760	$—	$40,665
External expense	11,541	6,530	4,482	2,140	2,182	249	27,124
Depreciation	5,032	480	630	736	193	334	7,405

Operating income (loss)	$6,249	$1,237	$(161)	$(991)	$385	$(583)	$6,136

Segment assets	$169,960	$30,689	$16,246	$24,509	$14,284	$66,320	$322,008

Three months ended June 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,568	$6,808	$5,377	$1,565	$2,635	$—	$39,953
External expense	11,428	5,612	4,790	2,073	2,548	757	27,208
Depreciation	5,045	437	424	861	501	331	7,599

Operating income (loss)	$7,095	$759	$163	$(1,369)	$(414)	$(1,088)	$5,146

Segment assets	$163,125	$30,742	$16,215	$23,153	$14,937	$67,312	$315,484

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Six months ended June 30, 2004

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$46,476	$15,369	$9,989	$3,830	$5,520	$—	$81,184
External expense	22,766	12,795	8,839	4,384	4,439	466	53,689
Depreciation	10,378	961	1,271	1,447	786	705	15,548

Operating income (loss)	$13,332	$1,613	$(121)	$(2,001)	$295	$(1,171)	$11,947

Segment assets	$169,960	$30,689	$16,246	$24,509	$14,284	$66,320	$322,008

Six months ended June 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$47,100	$13,681	$9,848	$2,877	$5,143	$—	$78,649
External expense	22,398	11,287	9,558	4,001	4,944	1,799	53,987
Depreciation	10,452	800	1,086	1,415	972	459	15,184

Operating income (loss)	$14,250	$1,594	$(796)	$(2,539)	$(773)	$(2,258)	$9,478

Segment assets	$163,125	$30,742	$16,215	$23,153	$14,937	$67,312	$315,484

In addition, the Company has an additional segment (Palmetto) which is not consolidated. Palmetto is accounted for under the equity method and the Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Consolidated Statements of Income. Summarized results of operations for Palmetto for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Total operating revenue	$6,388	$8,023	$11,948	$14,311
Total operating expense	195	92	315	173
Operating income	6,193	7,931	11,633	14,138
Net income	6,362	8,053	11,886	14,295

Due to the timing of information available from Palmetto, the information included above for the three and six months ended June 30, 2004 includes one month of estimated results.

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Segment operating income	$6,136	$5,146	$11,947	$9,478
Total other income (expense)	759	12,636	846	12,551

Income from continuing operations before income taxes	$6,895	$17,782	$12,793	$22,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

CT Communications, Inc. and its subsidiaries provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. The Company’s primary services include local and long distance telephone service, Internet and data services and digital wireless products and services.

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

The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team, and designing and developing its business support and operating systems. The Company’s primary focus is to maximize the ILEC business by selling bundled services and enhancing its network to better position the Company for increasing competition. With respect to our CLEC and Greenfield businesses, the Company continues to place greater emphasis on projects that can be served by leveraging existing network infrastructure. The Company will also consider strategic acquisitions and investments as opportunities arise.

For the three and six months ended June 30, 2004, net income for the Company was $4.1 million and $7.6 million, respectively, compared to $10.4 million and $12.8 million for the three and six months ended June 30, 2003. The second quarter 2003 included a $9.4 million after-tax gain on the sale of and equity investment. Diluted earnings per share were $0.22 and $0.55 for the three months ended June 30, 2004 and 2003, respectively and $0.40 and $0.68 for the six months ended June 30, 2004 and 2003.

The Company continues to be exposed to increasing competition in its ILEC territory and regulatory developments and uncertainties that will impact its CLEC and Greenfield businesses. For the three and six months ended June 30, 2004, the Company’s ILEC continued to experience a loss of access lines as its customers have the option of selecting from several alternative service providers. The competitive CLEC and Greenfield wireline businesses continued to experience strong demand for their products and services which resulted in 10.0% and 44.2% access line growth, respectively, compared to June 30, 2003. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by increasing price competition, new technology developments and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment. The Company’s ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and CLECs have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. Cable telephony and Voice over Internet Protocol (“VoIP”) services will become more significant threats to our voice business in coming years. These technologies are capable of delivering a quality, competitive voice service to ILEC customers. These voice providers are not subject to certain regulatory constraints and obligations that have shaped the Company’s business model and that will become more significant impediments to its ability to successfully compete in the coming years.

In particular, the ILEC must provide certain basic services to all customers in its regulated service area, regardless of the cost to provide those services. The Company is the beneficiary of certain cost reimbursements that are intended to offset certain costs to provide service. These reimbursements are increasingly at risk, yet service obligations remain unchanged. The future risk and uncertainty of regulatory service requirements and the recovery of expense subsidies will impact the Company’s ability to maintain existing margins and profitability.

As discussed above, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony in our ILEC service area. This could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue, and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as our long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes the access line decrease in the ILEC over the past several years can be attributed to this trend.

Also impacting access line losses over the past several years is the adoption of digital subscriber line (“DSL”) and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service.

In recent quarters, the Company experienced a decline in the recovery of wireless interconnection access fee revenue. The Company expects continued pressure from other telecommunications providers to lower or eliminate its recovery of fees for terminating their traffic on our network.

In the Company’s wireless business, increasing competition, market saturation and an uncertain economy have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among carriers. This competition will continue to put pressure upon pricing and margins as carriers compete for potential customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier achieves and the average revenue per user derived from its customers.

Regulatory requirements have grown in certain areas of our business and have added complexity and expense to the Company’s business model. In November 2003, the Company was required to provide number portability to wireless carriers. This service allows greater customer choice in their telecommunications provider, without the need to change established end user contact numbers. While this service certainly enhances customer choice, it negatively impacts the cost to provide basic service.

In addition, recent regulatory decisions by the Federal Communications Commission (“FCC”) that reduced the switched access rates charged to interexchange carriers by the Company’s CLEC, and proposed increased rates for unbundled network elements purchased by the CLEC and Greenfield businesses from incumbent local exchange carriers, have placed a higher degree of uncertainty and margin pressure on the CLEC and Greenfield businesses.

Results of Operations

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Summarized results of operations for Palmetto are included in Notes 8 and 15 of the Condensed Consolidated Financial Statements.

The following discussion reviews the consolidated results of operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$40,665	$39,953	$81,184	$78,649
Total operating expense	34,529	34,807	69,237	69,171

Operating income	$6,136	$5,146	$11,947	$9,478

Depreciation	$7,405	$7,599	$15,548	$15,184
Capital expenditures	5,851	5,248	9,764	11,223
Total assets			322,008	315,484

Ending wired access lines			156,627	152,720
Ending wireless subscribers			40,358	34,572

Three months ended June 30

Operating revenue increased $0.7 million or 1.8% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase is attributable to a $1.4 million increase in Wireless revenue driven by a 16.7% increase in customers, a $0.3 million increase in Greenfield revenue driven primarily by a 44.2% increase in access lines and a $0.1 million increase in IDS revenue offset by a $0.7 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates, and a $0.4 million decrease in CLEC revenue due to a decrease in access revenue.

For the three months ended June 30, 2004, operating expense decreased $0.3 million or 0.8% as compared to the three months ended June 30, 2003. This decrease is primarily the result of a decrease in depreciation expense of $0.2 million.

Our operating margin increased to 15.1% for the three months ended June 30, 2004 from 12.9% for the three months ended June 30, 2003. This increase in operating margin is primarily due to improving operating margins in the Company’s CLEC and Greenfield businesses and higher operating margins in the Wireless business. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts.

Six months ended June 30

Operating revenue increased $2.5 million or 3.2% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase is attributable to a $1.7 million increase in Wireless revenue driven by a 16.7% increase in customers, a $1.0 million increase in Greenfield revenue driven primarily by a 44.2% increase in access lines, a $0.4 million increase in IDS revenue and a $0.1 million increase in CLEC revenue offset by a $0.6 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates.

The Company has diversified operating revenue over the past several years through the growth in our competitive businesses. For the six months ended June 30, ILEC represented 57.2% of total revenue in 2004 compared to 59.9% in 2003, while Digital Wireless represented 18.9% of total revenue in 2004 compared to 17.4% in 2003, the combined CLEC and Greenfield businesses have grown to 17.0% of total revenue in 2004 up from 16.2% in 2003 and Internet represented 6.8% in 2004 compared to 6.5% in 2003.

For the six months ended June 30, 2004, operating expense increased $0.1 million as compared to the six months ended June 30, 2003. This increase was primarily the result of an increase in depreciation expense of $0.4 million partially offset by lower expenses in the CLEC and Greenfield businesses.

The operating margin increased to 14.7% for the six months ended June 30, 2004 from 12.1% for the six months ended June 30, 2003. This increase in operating margin is primarily due to improving operating margins in the competitive businesses offset by declining operating margins in the ILEC. Operating margin in the ILEC declined for the six months ended June 30, 2004 to 28.7% compared to 30.3% for the six months ended June 30, 2003.

The Company has licenses and other rights to certain wireless spectrum, including Multichannel Multipoint Distribution Service (“MMDS”) and Instructional Television Fixed Service (“ITFS”). In April 2003, the FCC initiated a proposed rulemaking to comprehensively examine its rules regarding MMDS and ITFS spectrum. On July 29, 2004, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, setting forth new rules for MMDS and ITFS in the 2495-2690 MHz band. In its order, the FCC created a new plan for this band, eliminating the use of interleaved channels by MMDS and ITFS licenses and creating distinct band segments for high power operations, such as one-way video transmission and low power operations, such as two-way fixed and mobile broadband applications. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a transitional mechanism for licensees to move to new spectrum assignments in the new plan. The FCC’s order retained the existing eligibility rules for ITFS spectrum. The Company is in the process of examining the FCC’s order so that it can assess the implications of the new rules.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company intends to vigorously appeal these assessments. The Company believes it has meritorious defenses to the assessments and the ultimate outcome is not expected to result in a material impact on the Company’s consolidated financial statements.

ILEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$22,822	$23,568	$46,476	$47,100
Total operating expense	16,573	16,473	33,144	32,850

Operating income	$6,249	$7,095	$13,332	$14,250

Depreciation	$5,032	$5,045	$10,378	$10,452
Capital expenditures	3,564	2,868	5,552	6,176
Total assets			169,960	163,125

Ending business access lines			29,068	29,373
Ending residential access lines			85,394	87,489
Ending total access lines			114,462	116,862
Ending long distance lines			84,763	84,686

Three months ended June 30

Operating revenue for the ILEC decreased $0.7 million or 3.2% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in revenue is primarily the result of a decrease in wireless interconnection access revenue of $0.3 million and a decrease in line related revenue related to a 2.1% decrease in access lines. These decreases were partially offset by an increase in revenue related to our bundled product offerings. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense in the ILEC increased $0.1 million or 0.6% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The primary drivers of this increase were higher corporate related expenses, partially offset by lower access and interconnection expense. Operating expense increased slightly while operating revenue declined resulting in a decline in operating margin from 30.1% for the three months ended June 30, 2003 to 27.4% for the three months ended June 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended June 30, 2004 were 15.6% of ILEC operating revenue compared to 12.2% of operating revenue for the three months ended June 30, 2003.

Six months ended June 30

Operating revenue for the ILEC decreased $0.6 million or 1.3% for six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in revenue is primarily the result of a decrease in wireless interconnection access revenue of $0.4 million and a 2.1% decrease in access lines. These decreases were partially offset by an increase in revenue related to our bundled product offerings. During the six months ended June 30, 2004, the Company recognized revenue of approximately $0.3 million related to the collection of previously disputed access charges. Access lines at June 30, 2004 declined 2.1% from June 30, 2003. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Wireless interconnection access revenue has declined due to requirements to develop direct billing relationships with wireless carriers for termination of wireless traffic on the network. These direct billing relationships are subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. However, this rate decline has been somewhat offset as wireless traffic terminated on our network increases.

Operating expense in the ILEC increased $0.3 million or 0.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The primary drivers of this increase were higher general and administrative expenses, partially offset by lower access and interconnection expense. Operating expense increased while operating revenue declined resulting in a decline in operating margin from 30.3% for the six months ended June 30, 2003 to 28.7% for the six months ended June 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the six months ended June 30, 2004 were 11.9% of ILEC operating revenue compared to 13.1% of operating revenue for the six months ended June 30, 2003.

For the six months ended June 30, 2004, ILEC access lines subscribing to our long distance service increased slightly despite a 2.1% access line loss. At June 30, 2004, 74.1% of ILEC access lines subscribed to our long distance service, up from 72.5% at June 30, 2003. Despite the increase in ILEC customers subscribing to our long distance service, long distance revenue declined. Long distance minutes of use increased significantly in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. However, increased competition has forced lower rates per minute and as a result, long distance revenue has declined despite an increase in minutes of use. This trend is expected to continue.

Certain ILEC interstate network access revenue is based on tariffed access charges prescribed by the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that such claims should be rejected because such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.

In accordance with FCC rules, the ILEC filed modifications to its access tariff rates on June 16, 2004 with a scheduled effective date of July 1, 2004. On June 23, 2004, AT&T Corporation (“AT&T”) filed a petition asking the FCC to suspend and investigate tariff filings of the ILEC and numerous other companies. AT&T asked the FCC to suspend the ILEC tariff for the following reasons: the ILEC has had historical over-earnings, the ILEC should be required to make a mid-course correction in rates to address over-earnings in prior periods, the ILEC understated traffic sensitive demand, and the ILEC filed an excessive cash working capital requirement. The Company’s response was filed with the FCC on June 30, 2004. On July 1, 2004, the FCC issued an order suspending for one day the tariff filings of multiple carriers including the ILEC. The FCC rejected all but one of AT&T’s arguments against the ILEC and suspended the ILEC’s tariff filing for investigation of its cash working capital calculations. On July 30, 2004, the FCC reconsidered its suspension and declined to further investigate the ILEC’s cash working capital calculations. The tariff suspension could impact the “deemed lawful” nature of the Company’s rates from July 1, 2004 forward. The Company is in the process of evaluating the FCC’s action to determine if the reserve should be modified. The Company believes the FCC’s action will not result in a material impact on the Company’s consolidated financial statements.

The remainder of the ILEC’s interstate network access revenue is derived from revenue pooling arrangements with other local exchange carriers administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line pool and is the recipient of long-term support. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.

NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. Management periodically reviews these estimates and makes adjustments as applicable.

The FCC required wireline companies in the top 100 metropolitan statistical areas (“MSAs”) to begin intermodal porting (from wireline to wireless) beginning November 24, 2003. In areas of the country below the top 100 MSAs, wireline to wireless porting began May 24, 2004. Local number portability (“LNP”) could result in increased customer churn over time, but has not yet had any significant impact on our business.

CLEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$4,951	$5,377	$9,989	$9,848
Total operating expense	5,112	5,214	10,110	10,644

Operating income (loss)	$(161)	$163	$(121)	$(796)

Depreciation	$630	$424	$1,271	$1,086
Capital expenditures	185	209	396	465
Total assets			16,246	16,215

Ending access lines			30,686	27,897
Ending long distance lines			22,171	19,810

In the second quarter of 2004, the Company changed its methodology for counting CLEC long distance lines. The new methodology is more consistent with that used to count CLEC access lines. The number presented for 2003 has been changed to reflect this change in methodology.

Three months ended June 30

CLEC operating revenue was $5.0 million for the three months ended June 30, 2004, representing a $0.4 million or 7.9% decrease from the three months ended June 30, 2003. The $0.4 million decrease consists primarily of a $0.8 million decrease in access revenue partially offset by a $0.3 million increase in line revenue. The increase in line revenue is primarily attributable to a 10.0% increase in access lines. The $0.8 million decrease in access revenue was due primarily to the collection of approximately $0.5 million in previously disputed access fees in the three months ended June 30, 2003 and a reduction in certain access rates.

CLEC operating expense was $5.1 million and $5.2 million for the three months ended June 30, 2004 and 2003, respectively. Operating expense decreased slightly; however, due to the decrease in revenue, operating margin decreased to (3.3)% for the three months ended June 30, 2004 compared to 3.0% for the three months ended June 30, 2003. The decline in operating margin was due primarily to the reduction in access revenue partially offset by an increase in access lines.

Six months ended June 30

CLEC operating revenue was $10.0 million for the six months ended June 30, 2004, representing a $0.1 million or 1.4% increase over the six months ended June 30, 2003. The $0.1 million increase consists primarily of a $0.5 million increase in line revenue and a $0.1 million increase in long distance revenue, partially offset by a $0.5 million decrease in access revenue. The increase in line revenue is primarily attributable to a 10.0% increase in access lines for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The $0.5 million decrease in access revenue was due primarily to the collection of approximately $0.5 million in previously disputed access fees in 2003.

In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Effective June 22, 2004, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.012 per minute to the rate of the applicable competing ILEC. The Company estimates this change will result in a significant reduction in the Company’s CLEC interstate switched access rates. In addition, certain interexchange carriers, such as AT&T, have been deploying VoIP technology in an effort to avoid payment of access charges. On April 21, 2004, the FCC announced that AT&T would be responsible for payment of access charges even if VoIP technology is used in transporting long distance calls. It is expected that this issue will continue to receive significant attention from the FCC in 2004.

CLEC operating expense was $10.1 million and $10.6 million for the six months ended June 30, 2004 and 2003, respectively. Operating expense decreased despite revenue growth of 1.4%. As a result, operating margin increased to (1.2)% for the six months ended June 30, 2004 compared to (8.1%) for the six months ended June 30, 2003. The improvement in operating margin was due primarily to the increase in access lines partially offset by a decrease in access fee revenue.

We did not enter any new markets in the first half of 2004 or 2003, electing instead to focus on market penetration in our current markets and leverage existing transport infrastructure where possible. Our CLEC focuses on the metropolitan areas and communities immediately surrounding our ILEC territory.

In August 2003, the FCC released its Triennial Review Order (“TRO”) addressing the obligations of incumbent local exchange carriers to provide unbundled network elements (“UNEs”) to competitive local exchange carriers. The FCC’s order eliminated unbundling requirements for broadband services provided over fiber facilities, but retained unbundled access to mass-market narrowband loops. The FCC also held that incumbent local exchange carriers are not required to unbundle packet switching services or, subject to state review, local switching that serves business customers on high-capacity loops. In addition, the FCC ordered a three-year phase out of the unbundling of the high frequency portion of the loop. For mass market customers served by narrowband loops, the FCC set out specific criteria for states to use in determining whether switching should continue to be made available as an UNE. If a state found that such switching should be eliminated as an UNE, then the FCC required a three-year transition period for Unbundled Network Element Platform (“UNE-P”), which is a service that bundles UNE switching with other UNEs such as UNE loop, so that the competitive local exchange carrier can provide an entire local service platform.

In March 2004, the U. S. Court of Appeals for the District of Columbia issued a decision that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop (“D.C. Circuit opinion”). However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements. This decision became effective on June 15, 2004. This issue has received significant attention from federal and state regulators. The CLEC and Greenfield businesses currently use certain network elements impacted by the D.C. Circuit opinion, such as UNE-P, dedicated transport and enhanced extended links, or high capacity combinations of loops and dedicated transport (“EELs”). As of June 30, 2004, approximately 25% of the Company’s current CLEC access lines are EELs, and the Company currently has approximately 4,000 UNE-P circuits.

The Company believes that the impact to its ILEC from these regulatory developments will be minimal. However, because the CLEC relies significantly on network elements, including UNE-P, EELs and dedicated transport supplied by the applicable incumbent local carrier, higher prices for those elements will adversely impact our CLEC and Greenfield operations. The Company is currently evaluating alternative network options and proposals from the applicable incumbent carriers to assess the potential impact on our CLEC and Greenfield businesses.

Greenfield (in thousands, except lines and signed agreements)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$1,885	$1,565	$3,830	$2,877
Total operating expense	2,876	2,934	5,831	5,416

Operating income (loss)	$(991)	$(1,369)	$(2,001)	$(2,539)

Depreciation	$736	$861	$1,447	$1,415
Capital expenditures	1,198	1,003	1,940	2,149
Total assets			24,509	23,153

Ending access lines			11,479	7,961
Ending long distance lines			5,655	3,397
Total signed provider agreements			99	80

Three months ended June 30

Greenfield revenue increased $0.3 million for the three months ended June 30, 2004 to $1.9 million compared to $1.6 million for the three months ended June 30, 2003. This revenue increase is primarily attributable to a 44.2% increase in access lines. Our Greenfield business added two provider agreements in the second quarter of 2004, bringing the total number of signed agreements to 99. These agreements currently represent a potential of more than 48,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 99 projects is expected to be 90% residential and 10% business.

Operating expense decreased 2.0% for the three months ended June 30, 2004 to $2.9 million, despite revenue growth of 20.4%. As a result, operating margin increased to (52.6)% for the three months ended June 30, 2004 compared to (87.5%) for the three months ended June 30, 2003. Capital expenditures for the three months ended June 30, 2004 increased $0.2 million compared to the three months ended June 30,

2003, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

Six months ended June 30

Greenfield revenue increased $1.0 million for the six months ended June 30, 2004 to $3.8 million compared to $2.9 million for the six months ended June 30, 2003. This revenue increase is primarily attributable to a 44.2% increase in access lines.

Operating expense increased 7.7% for the six months ended June 30, 2004 to $5.8 million, related primarily to a $0.2 million increase in transport expenses associated with the increase in access lines.

Capital expenditures for the six months ended June 30, 2004 decreased $0.2 million compared to the six months ended June 30, 2003, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

At June 30, 2004, 49.3% of Greenfield access lines also subscribed to our long distance service, up from 42.7% at June 30, 2003. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect our long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, we have seen our long distance penetration rates increase.

In June 2003, the North Carolina Utilities Commission (“NCUC”) initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has telecommunications provider contracts through its Greenfield operations. The NCUC is examining all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and hearings were held in late January 2004. Proposed orders were to be filed by interested parties by May 14, 2004. Since then, parties involved in real estate development and management have made filings with the NCUC opposing the proposed regulation of preferred provider contracts. It is not known when the NCUC will issue a decision. At this time, the impact of this inquiry on the Company’s Greenfield operations cannot be determined.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be offset by increased levels of traffic as the Company continues to build out its projects. As discussed above, the Company’s Greenfield also relies, to a lesser extent than our CLEC, on unbundled network elements purchased from incumbent local exchange carriers, and is therefore impacted by the TRO, D.C. Circuit decision and interim rules proposed by the FCC.

Digital Wireless (in thousands, except subscribers)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$8,247	$6,808	$15,369	$13,681
Total operating expense	7,010	6,049	13,756	12,087

Operating income	$1,237	$759	$1,613	$1,594

Depreciation	$480	$437	$961	$800
Capital expenditures	236	124	618	183
Total assets			30,689	30,742

Ending post-pay subscribers			40,358	34,572

Three months ended June 30

Digital Wireless revenue grew $1.4 million or 21.1% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Post-pay wireless subscribers increased 16.7% compared to June 30, 2003. Recurring revenue increased $1.2 million due primarily to the increase in subscribers. Also contributing to the increase in revenue was increased settlement and roaming revenue of $0.5 million related to a 35.1% increase in the minutes of use on the Company’s wireless network and a roaming revenue true-up of $0.3 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in subscribers is partly due to a reduction in monthly churn to 2.0% for the three months ended June 30, 2004 compared to 2.4% for the three months ended June 30, 2003.

Operating expense increased 15.9% for the three months ended June 30, 2004 to $7.0 million compared to the three months ended June 30, 2003. The primary drivers of the increase in operating expense were increases in settlement and switching expenses of $0.4 million, increases in handset and accessory expense of $0.2 million related to higher customer additions and changes in product mix, and other corporate and marketing related expenses. Settlement expense increased primarily due to the increase in post-pay customers and the related increase in minutes of use on the network.

Operating margin increased to 15.0% for the three months ended June 30, 2004 compared to 11.1% for the three months ended June 30, 2003. This improvement in operating margin is due primarily to the increase in settlement and roaming revenue.

Capital expenditures were $0.2 million for the three months ended June 30, 2004, primarily related to the addition of capacity on selected cell sites.

Six months ended June 30

Digital Wireless revenue grew $1.7 million or 12.3% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Post-pay wireless subscribers increased 16.7% compared to the six months ended June 30, 2003. Also contributing to our increase in revenue was increased settlement revenue of $0.6 million related to a 31.9% increase in the minutes of use on the Company’s wireless network during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Operating expense increased 13.8% for the six months ended June 30, 2004 to $13.8 million compared to the six months ended June 30, 2003. The primary drivers of the increase in operating expense were increases in settlement and switching expenses of $0.6 million, depreciation expense of $0.2 million and other corporate related expenses. Settlement expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network.

Operating margins decreased to 10.5% for the six months ended June 30, 2004 compared to 11.7% for the six months ended June 30, 2003. This decrease was primarily due to a decrease in average revenue per subscriber and an increase in settlement expenses, corporate expenses and an increase in depreciation expense.

In November 2003, the FCC mandated that wireless carriers implement LNP. It is expected that wireless LNP could result in increased rates of customer churn. In addition, the FCC also required wireline companies to begin intermodal porting (from wireline to wireless) on the same date. In areas of the country below the top 100 MSAs, wireless to wireless and wireline to wireless porting began on May 24, 2004. LNP could result in increased customer churn over time, but has not yet had any significant impact on our business.

Cingular recently announced its plan to merge with AT&T Wireless, which has cell sites in the Company’s partitioned area. At this time, we are unable to determine how this will affect the Company.

Cingular and Triton PCS (“Triton”) have signed a letter of intent to exchange certain assets of Triton PCS for assets of AT&T Wireless currently designated for purchase by Cingular. In particular, Cingular would reportedly exchange AT&T Wireless network assets and customers in North Carolina and Puerto Rico for Triton’s network assets and customers in Virginia. This letter of intent is contingent on the closing of the Cingular acquisition of AT&T Wireless. Additionally, Triton and Cingular will be entering into a long-term reciprocal roaming agreement. The Company is currently discussing with Cingular the impact, if any, of this transaction on the Company’s joint operating agreement with Cingular. The Company does not believe, at this time, that this transaction will have a material impact on its wireless business. In essence, the Company would be replacing one competitor in its market, AT&T Wireless, with Triton.

Wireless service carriers are required by FCC rules to provide enhanced 911 emergency service (“E-911”) in a two-phase approach. Phase one has been completed and involves delivery of the caller’s number and the location of the cell site serving the customer to the Public Safety Answering Point (“PSAP”). Phase two will involve triangulation to allow PSAPs the ability to more accurately locate the calling party. Because of our affiliation with Cingular, they have responsibility for directing the implementation of E-911. We have been working with Cingular, as well as applicable PSAPs, in the roll out of E-911. We have included approximately $2 million in our 2004 capital budget for this deployment.

In accordance with the Company’s joint operating agreement with Cingular, the Company will be required to adopt Cingular’s network specifications for the delivery of higher speed data products and services. The investment required to implement these products and services is expected to approximate $2.0 million.

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating revenue	$2,760	$2,635	$5,520	$5,143
Total operating expense	2,375	3,049	5,225	5,916

Operating income (loss)	$385	$(414)	$295	$(773)

Depreciation	$193	$501	$786	$972
Capital expenditures	379	477	676	1,315
Total assets			14,284	14,937

Ending DSL lines			11,582	8,546
Ending dial-up accounts			10,038	11,983
Ending high-speed accounts			577	565

Three months ended June 30

IDS operating revenue grew 4.7% for the three months ended June 30, 2004 to $2.8 million compared to the three months ended June 30, 2003. This increase is primarily due to higher DSL revenue of $0.4 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense decreased 22.1% compared to the three months ended June 30, 2003, despite a 4.7% increase in revenue. The primary driver of this decrease was a $0.2 million decrease in network expense and a $0.3 million decline in depreciation expense. Depreciation expense for the three months ended June 30, 2003 included expense related to certain computer equipment which became fully depreciated prior to the current quarter.

As a result, operating margins improved to 13.9% for the three months ended June 30, 2004 compared to (15.7%) for the three months ended June 30, 2003. The Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses.

Six months ended June 30

IDS operating revenue grew 7.3% for the six months ended June 30, 2004 to $5.5 million compared to the six months ended June 30, 2003. This increase is primarily due to higher DSL revenue of $0.8 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.4 million combined.

IDS operating expense decreased 11.7% compared to the six months ended June 30, 2003, despite a 7.3% increase in revenue. As a result, operating margins improved to 5.3% for the six months ended June 30, 2004 compared to (15.0%) for the six months ended June 30, 2003.

DSL customers at June 30, 2004 increased 35.5% compared to June 30, 2003, to a total of 11,582. This represents a penetration rate of 9.2% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total operating expense	$583	$1,088	$1,171	$2,258

Operating income (loss)	$(583)	$(1,088)	$(1,171)	$(2,258)

Depreciation	$334	$331	$705	$459
Capital expenditures	289	567	582	935
Total assets			66,320	67,312

Three months ended June 30

Operating expense for the Company’s other business units decreased $0.5 million for the three months ended June 30, 2004 to $0.6 million. This decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segment. The expenses of the other business units consist primarily of certain expenses that are not allocated to the operating segments.

Six months ended June 30

Operating expense for the Company’s other business units decreased $1.1 million for the six months ended June 30, 2004 to $1.2 million. This decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segment.

Other Income

Three months ended June 30

Other income (expense) for the three months ended June 30, 2004 decreased $11.9 million compared to the three months ended June 30, 2003. This decrease relates primarily to lower gains on sale of investments of $14.3 million offset by a $0.1 million increase in equity in income of unconsolidated companies, a $1.3 million decrease in impairment on investments and a $1.0 million decrease in other expenses. The decrease in gains on sale of investments was due to a $14.5 million gain recognized in June 2003 related to the sale of the Company’s investment in ITC Holding. The increase in equity in income of unconsolidated companies relates to the Company’s investment in Palmetto. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

Six months ended June 30

Other income (expense) for the six months ended June 30, 2004 decreased $11.7 million compared to the six months ended June 30, 2003. This decrease relates primarily to lower gains on sale of investments of $14.5 million offset by a $0.4 million increase in equity in income of unconsolidated companies, a $1.2 million decrease in impairment on investments and a $1.1 million decrease in other expenses. The decrease in gains on sale of investments was due to a $14.5 million gain recognized in June 2003 related to the sale of the Company’s investment in ITC Holding. The increase in equity in income of unconsolidated companies relates to the Company’s investment in Palmetto, L.P. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

Liquidity and Capital Resources

Cash provided by operating activities increased $3.2 million to $23.6 million for the six months ended June 30, 2004. The increase was primarily due to higher operating income.

Cash used in investing activities was $8.1 million during the six months ended June 30, 2004 compared with cash provided by investing activities of $3.3 million for the six months ended June 30, 2003. The decrease was primarily the result of the proceeds received by the Company in 2003 related to the sale of the Company’s investment in ITC Holding. Capital expenditures decreased $1.5 million during the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

Net cash used in financing activities was $7.4 million during the six months ended June 30, 2004 compared with $22.1 million during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company repaid $5.0 million in long-term debt. In 2003, the Company used the proceeds from the sale of ITC Holding and cash from operations to repay $20.0 million in long-term debt.

At June 30, 2004, the fair market value of the Company’s marketable investment securities was $6.0 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At June 30, 2004, the Company had a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread that is based on various financial ratios, currently 1.25%. The interest rate on June 30, 2004 was 2.44%. During the six months ended June 30, 2004, the Company elected to pay down $5.0 million in principal on this credit facility. The credit facility provides for quarterly installments of interest until maturity on March 31, 2006. As of June 30, 2004, $25.0 million was outstanding under the revolving credit facility. In July 2004, the Company lowered the maximum debt available on the revolving credit facility to $70.0 million and elected to pay down an additional $5.0 million in principal on the credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly installments of $1.25 million. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2004, the Company had no amounts outstanding under this credit line.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
	Total	Less than one year	1-3 years	4 -5 years	After 5 years
Contractual obligations:
Line of credit	$25,000	$—	$25,000	$—	$—
Term loan	50,000	2,500	15,000	10,000	22,500
Fixed interest payments	20,585	3,637	8,921	4,115	3,912
Operating leases	9,541	3,206	5,045	939	351
Capital leases	1,702	552	1,150	—	—

	$106,828	$9,895	$55,116	$15,054	$26,763

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2004, the Company had a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on June 30, 2004 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. During the six months ended June 30, 2004, the Company elected to pay down $5.0 million in principal on this credit facility. As of June 30, 2004, $25.0 million was outstanding under the revolving credit facility. In July 2004, the Company lowered the maximum debt available on the revolving credit facility to $70 million. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of June 30, 2004. In addition, the Company has another line of credit for $10.0 million at one month LIBOR plus 1.25%. As of June 30, 2004, the Company had no amounts outstanding under this credit line.

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of June 30, 2004 was $(0.1) million and $(0.2) million, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. These disclosures and procedures are designed to provide that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. The disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s desired disclosure control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has begun extensive efforts to support management’s evaluation of the Company’s internal control over financial reporting for the year ending December 31, 2004. Although this process is not complete, potential deficiencies with the Company’s internal controls are being identified and evaluated for significance and remediation as necessary. As part of this effort, the Company has determined that its controls over the accounting for property and equipment needed enhancement. Accordingly, the Company has taken the following steps to strengthen these controls:

•	reviewed, modified and enhanced the policies and procedures surrounding the procurement, tracking and reporting of property and equipment;

•	hired additional accounting staff with appropriate skill levels and re-assigned duties of some current staff members; and

•	begun implementation of fixed asset reporting software that will improve the Company’s ability to track property and equipment and record depreciation expense on these assets. The implementation of this software will likely take an extended period of time and may not be completed by year-end.

During the fiscal quarter ended June 30, 2004, there have been no changes, other than those noted above, in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Shareholders was held on April 22, 2004.

Proxies were solicited for the following matters:

(1)	To elect to the Board of Directors for the terms set forth below:

One Director for a two-year term expiring in 2006:

	Votes	Votes
	For	Withheld
James L. Moore, Jr.	15,653,644	472,860

Three Directors for a three-year term expiring in 2007:

	Votes	Votes
	For	Withheld
William A. Coley	15,653,644	472,860
Barry W. Eveland	15,653,644	472,860
Tom E. Smith	15,653,644	472,860

(2)	To approve the Company’s Amended and Restated 2001 Stock Incentive Plan.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
11,572,259	1,982,223	80,435	—

(3)	To ratify the appointment of KPMG LLP as independent public accountants of the Company for the 2004 fiscal year.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
16,100,991	22,055	3,458	—

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description of Exhibit
11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(b)	Reports on Form 8-K

On April 23, 2004, the Company filed a Current Report on Form 8-K announcing that (i) its Board of Directors approved the continuance of its stock repurchase program until April 28, 2005 and (ii) the Company declared a quarterly cash dividend on its common stock of $0.065 per share to all shareholders of record at the close of business on June 1, 2004.

On April 28, 2004, the Company filed a Current Report on Form 8-K announcing the Company’s consolidated financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC. (Registrant)

/s/ Ronald A. Marino
Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

August 4, 2004

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