Form 10-Q
period 2004-09-30
CT COMMUNICATIONS INC /NC
filed 2004-11-05
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     18,879,041 shares of Common Stock outstanding as of October 28, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,742	$16,957
Accounts receivable and unbilled revenue, net	20,116	22,301
Other	4,636	5,372

Total current assets	49,494	44,630

Investment securities	6,542	6,901
Other investments	1,347	1,078
Investments in unconsolidated companies	15,641	14,146
Property and equipment, net	202,430	208,370
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	1,823	1,436

Total assets	$322,384	$321,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$—
Accounts payable	7,146	6,414
Customer deposits and advance billings	2,476	2,665
Other accrued liabilities	19,097	17,314
Liabilities of discontinued operations	682	1,072

Total current liabilities	33,151	27,465

Long-term debt	66,250	80,000
Deferred credits and other liabilities:
Deferred income taxes	24,599	22,618
Post-retirement benefits other than pension	11,087	11,246
Other	2,552	2,809

Total deferred credits and other liabilities	38,238	36,673

Total liabilities	137,639	144,138

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at September 30, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at September 30, 2004 and December 31, 2003	61	61
Common stock, 18,879,041 and 18,769,187 shares outstanding at September 30, 2004 and December 31, 2003, respectively	42,165	40,800
Other capital	298	298
Unearned compensation	(425)	(264)
Other accumulated comprehensive income	182	558
Retained earnings	142,128	135,741

Total stockholders’ equity	184,745	177,530

Total liabilities and stockholders’ equity	$322,384	$321,668

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue:
Telephone	$29,796	$30,583	$90,091	$90,408
Wireless and internet	10,863	10,020	31,752	28,844

Total operating revenue	40,659	40,603	121,843	119,252

Operating expense:
Telephone cost of service (excluding depreciation)	9,409	9,280	26,743	26,741
Wireless and internet cost of service (excluding depreciation)	4,397	4,968	13,835	13,899
Selling, general and administrative (excluding depreciation)	14,240	14,369	41,157	41,762
Depreciation	7,687	7,605	23,235	22,991

Total operating expense	35,733	36,222	104,970	105,393

Operating income	4,926	4,381	16,873	13,859

Other income (expense):
Equity in income of unconsolidated companies, net	1,820	1,787	4,714	4,235
Interest, dividend income and gain (loss) on sales of investments	184	858	934	16,122
Impairment of investments	(1,454)	(460)	(1,494)	(1,744)
Other expenses, principally interest	(1,225)	(1,682)	(3,984)	(5,558)

Total other income (expense)	(675)	503	170	13,055

Income from continuing operations before income taxes	4,251	4,884	17,043	26,914
Income taxes	1,780	1,735	6,971	10,501

Income from continuing operations	2,471	3,149	10,072	16,413
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the nine months ended September 30, 2003	—	—	—	(424)

Net income	2,471	3,149	10,072	15,989
Dividends on preferred stock	5	5	15	15

Net income for common stock	$2,466	$3,144	$10,057	$15,974

Basic Earnings per share:
Continuing operations	$0.13	$0.17	$0.53	$0.88
Discontinued operations	—	—	—	(0.02)
Net income for common stock	0.13	0.17	0.53	0.85
Diluted Earnings per share:
Continuing operations	$0.13	$0.17	$0.53	$0.87
Discontinued operations	—	—	—	(0.02)
Net income for common stock	0.13	0.17	0.53	0.85
Basic weighted average shares outstanding	18,877	18,765	18,862	18,740
Diluted weighted average shares outstanding	19,054	18,853	19,010	18,791

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,471	$3,149	$10,072	$15,989
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	(176)	94	(1,177)	470
Unrealized holding gains on interest rate swaps	12	136	193	212
Reclassification adjustment for losses (gains) realized in net income	797	(4)	608	4

Comprehensive income	$3,104	$3,375	$9,696	$16,675

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,072	$15,989
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	424
Depreciation	23,235	22,991
Amortization of restricted stock	640	589
Post-retirement benefits	(158)	424
(Gain) loss on sale of investment securities	(300)	7
Gain on sale of investments in unconsolidated companies	—	(15,063)
Impairment of investments	1,494	1,744
Undistributed income of unconsolidated companies	(4,714)	(4,235)
Undistributed patronage dividends	(269)	(483)
Deferred income taxes and tax credits	2,079	6,730
Changes in operating assets and liabilities	5,424	7,805

Net cash provided by operating activities	37,503	36,922

Cash flows from investing activities:
Capital expenditures	(17,294)	(16,923)
Purchases of investments	(1,397)	(3,312)
Proceeds from sale of investment in unconsolidated companies	—	17,052
Proceeds from sale of investment securities	1,067	208
Capital distribution from unconsolidated companies	1,834	3,438

Net cash provided by (used in) investing activities	(15,790)	463

Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(24,000)
Dividends paid	(3,692)	(3,665)
Proceeds from common stock issuances	154	383

Net cash used in financing activities	(13,538)	(27,282)

Net cash used in discontinued operations	(390)	(930)

Net increase in cash and cash equivalents	7,785	9,173
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$24,742	$16,825

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum		$(17,697)

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and September 30, 2003 and its cash flows for the nine months ended September 30, 2004 and September 30, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land, buildings and general equipment	$91,012	$89,929
Central office equipment	170,968	164,452
Poles, wires, cables and conduit	152,405	144,775
Construction in progress	6,025	4,576

	420,410	403,732
Accumulated depreciation	(217,980)	(195,362)

Property and equipment, net	$202,430	$208,370

5.	DISCONTINUED OPERATIONS

On December 9, 2002, the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, L.L.C. (“Wavetel”), a subsidiary of the Company. The Company ceased Wavetel’s operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million in the second quarter of 2003. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. As of September 30, 2004, the Company believes that the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2004	2003
Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$682	$1,072

Total liabilities of discontinued operations	$682	$1,072

A summary of restructuring liability activity related to the discontinued operations for the nine months ended September 30, 2004 is as follows (in thousands):

Balance at December 31, 2003	$1,072
Lease termination costs	(390)

Balance at September 30, 2004	$682

6.	COMMON STOCK

The following is a summary of Common Stock transactions during the nine months ended September 30, 2004 (in thousands):

	Shares	Amount
Outstanding at December 31, 2003	18,769	$40,800
Purchases/(forfeitures) of Common Stock	(29)	(353)
Issuance of Common Stock	139	1,718

Outstanding at September 30, 2004	18,879	$42,165

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic	18,877	18,765	18,862	18,740
Diluted	19,054	18,853	19,010	18,791

Outstanding options to purchase approximately 543,000 and 490,000 shares of Common Stock for the three and nine months ended September 30, 2004 and approximately 582,000 shares of Common Stock for the three and nine months ended September 30, 2003 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At September 30, 2004 and September 30, 2003, the Company had total options outstanding of 1,325,000 and 849,000, respectively.

On April 22, 2004, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2004 to April 27, 2005. There were no shares repurchased by the Company during the nine months ended September 30, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at September 30, 2004 and December 31, 2003 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
September 30, 2004	$4,936	$561	$(67)	$5,430
December 31, 2003	$5,520	$1,476	$(95)	$6,901

Debt Securities	Amortized
Held-to-Maturity	Cost
September 30, 2004	$1,112

The Company holds an investment in shares of convertible, redeemable preferred stock. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, this investment was reclassified as of September 30, 2004, as a held-to-maturity debt security. The preferred stock is subject to mandatory redemption in cash ten years after the issuance date, which was October 29, 2002. The shares may be converted into common stock at the option of the investee beginning three years after the issuance date. The investment is carried at the Company’s cost basis, as there is no readily determinable fair value for this security.

During the third quarter of 2004, the Company revised the classification of certain investments that were historically classified as investment securities. These investments will be accounted for under the cost method as there is no readily determinable market value. As a result of the change, $0.2 million of investment securities were reclassified as investments in unconsolidated companies on the Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004. This change did not affect gross unrealized holding gains or losses and had no impact on the Condensed Consolidated Statements of Income.

During the third quarter of 2004, the Company recognized an impairment loss of $1.2 million on an equity security investment due to a decline in fair value of the equity security that, in the opinion of management, was considered to be other than temporary. This impairment loss is included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at September 30, 2004 is as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common stock	$1,321	$12	$749	$55	$2,070	$67

Total temporarily impaired securities	$1,321	$12	$749	$55	$2,070	$67

The fair value and unrealized losses noted above that are greater than 12 months relate to three different investments, the largest of which is a mutual fund investment that is expected to recover as the economy improves and has been increasing in value. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be realized.

8.	OTHER INVESTMENTS

Other investments consist primarily of the Company’s investment in CoBank, ACB (“CoBank”). The Company receives patronage dividends from its investment in CoBank which is organized as a cooperative for federal income tax purposes. Patronage dividends represent cash distributions of CoBank’s earnings and notices of allocations of CoBank’s earnings to the Company. Non-cash allocations of earnings are included in the Company’s carrying value of the investment and are recognized as other income in the period earned.

During the third quarter of 2004, the Company revised the classification of one investment previously classified as an other investment. This investment was reclassified as an investment in unconsolidated companies and will be accounted for under the cost method, as there is no readily determinable market value. As a result of this change, $0.3 million of other investments were reclassified to investments in unconsolidated companies on the Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004. This change had no impact on the Condensed Consolidated Statements of Income.

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$11,627	$8,738
Other	99	100
Cost Method:
Magnolia Holding Company	1,681	2,958
ITC Financial Services, LLC	840	840
Other	1,394	1,510

Total	$15,641	$14,146

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

be recorded in the Company’s financial statements until the contingencies are resolved and the escrowed funds become issuable.

In May 2003, the Company purchased $3.0 million of stock in Magnolia Holding Company (“Magnolia”). The primary asset of Magnolia was Knology, Inc. (“Knology”), a public company that provides data and Internet connectivity to small and mid-size businesses. The Company holds a 4.6% equity interest in Magnolia. The Company later received a distribution from Magnolia in the form of shares of Knology preferred stock, which were later converted to common stock. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. The shares of Knology stock are classified as available-for-sale investment securities.

In December 2003, the Company committed to purchase a 4.0% interest in ITC Financial Services, LLC (“ITC Financial”) for up to $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card in exchange for certain transaction fees. As of September 30, 2004, the Company had funded $0.8 million of the committed amount. The remaining $1.3 million can be called at any time at the discretion of ITC Financial based on its cash operating requirements.

During the third quarter of 2004, the Company recognized impairment losses of $0.2 million on two cost method investments. These impairment losses are included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.

The Company recognized income of $1.8 million in the three months ended September 30, 2004 and 2003 and $4.7 million and $4.2 million in the nine months ended September 30, 2004 and 2003, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. Palmetto MobileNet, L.P. is a partnership that holds a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. Summarized unaudited interim results of operations for Palmetto MobileNet, L.P. for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings of RSA partnership interests	$7,630	$8,041	$21,204	$22,353
Other expenses	185	152	415	246

Net income	$7,445	$7,889	$20,789	$22,107

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Line of credit with interest at LIBOR plus 1.25% (3.0% at September 30, 2004 and 2.44% at December 31, 2003)	$20,000	$30,000
Term loan with interest at 7.32%	50,000	50,000

	70,000	80,000
Less: Current portion of long-term debt	3,750	—

Total long-term debt	$66,250	$80,000

At September 30, 2004, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on September 30, 2004 was 3.0%. During the nine months ended September 30, 2004, the Company elected to repay

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$10.0 million in principal on this credit facility. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2004, $20.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly installments of $1.25 million.

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $70.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of September 30, 2004 was $(27,000) and $(0.2) million, respectively. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

11.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of September 30, 2004, and was unchanged from December 31, 2003.

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

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company is currently appealing these assessments and believes that it has meritorious defenses to the assessments and that the ultimate outcome is not expected to result in a material impact on the Company’s consolidated financial statements.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. EITF Issue No. 03-1 requires additional disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 effective for fiscal years ended after December 15, 2003. In September 2004, FASB Staff Position EITF Issue No. 03-1-1 was issued which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pension”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the new disclosure requirements of SFAS No. 132 in December 2003.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$2,471	$3,149	$10,072	$15,989
Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	272	209	815	626

Pro forma net income	$2,199	$2,940	$9,257	$15,363

Basic earnings per common share
As reported	$0.13	$0.17	$0.53	$0.85
Pro forma	0.12	0.16	0.49	0.82
Diluted earnings per common share
As reported	$0.13	$0.17	$0.53	$0.85
Pro forma	0.12	0.16	0.49	0.82

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	PENSION AND POST-RETIREMENT PLANS

Components of net periodic benefit costs for the three months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$503	$463	$17	$13
Interest cost	655	626	127	128
Expected return on plan assets	(842)	(664)	—	—
Amortization of prior service cost	1	1	16	69
Amortization of gain	—	—	(38)	(56)

Net periodic benefit cost	$317	$426	$122	$154

Components of net periodic benefit costs for the nine months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$1,509	$1,389	$51	$39
Interest cost	1,965	1,878	373	384
Expected return on plan assets	(2,526)	(1,992)	—	—
Amortization of prior service cost	3	3	2	207
Amortization of gain	—	—	(116)	(168)

Net periodic benefit cost	$951	$1,278	$310	$462

As previously disclosed in its financial statements for the year ended December 31, 2003, the Company does not expect to contribute to the pension plan in 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16.	SEGMENT INFORMATION

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

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. Palmetto provides services in North and South Carolina. Selected data by business segment as of and for the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands):

Three months ended September 30, 2004

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,161	$8,222	$4,596	$2,039	$2,641	$—	$40,659
External expense	12,631	6,496	4,494	2,177	1,925	323	28,046
Depreciation	4,540	488	629	774	922	334	7,687

Operating income (loss)	$5,990	$1,238	$(527)	$(912)	$(206)	$(657)	$4,926

Segment assets	$168,310	$33,562	$14,832	$25,398	$13,923	$66,359	$322,384

Three months ended September 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$24,132	$7,468	$4,911	$1,540	$2,552	$—	$40,603
External expense	12,217	6,852	4,676	2,161	2,448	263	28,617
Depreciation	4,990	450	635	659	540	331	7,605

Operating income (loss)	$6,925	$166	$(400)	$(1,280)	$(436)	$(594)	$4,381

Segment assets	$168,295	$31,065	$16,115	$23,630	$15,093	$66,867	$321,065

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nine months ended September 30, 2004

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$69,637	$23,591	$14,585	$5,869	$8,161	$—	$121,843
External expense	35,397	19,291	13,333	6,561	6,364	789	81,735
Depreciation	14,918	1,449	1,900	2,221	1,708	1,039	23,235

Operating income (loss)	$19,322	$2,851	$(648)	$(2,913)	$89	$(1,828)	$16,873

Segment assets	$168,310	$33,562	$14,832	$25,398	$13,923	$66,359	$322,384

Nine months ended September 30, 2003

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$71,232	$21,149	$14,759	$4,417	$7,695	$—	$119,252
External expense	34,615	18,139	14,234	6,162	7,392	1,860	82,402
Depreciation	15,442	1,250	1,721	2,074	1,512	992	22,991

Operating income (loss)	$21,175	$1,760	$(1,196)	$(3,819)	$(1,209)	$(2,852)	$13,859

Segment assets	$168,295	$31,065	$16,115	$23,630	$15,093	$66,867	$321,065

The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $11.6 million and $9.5 million as of September 30, 2004 and 2003, respectively, is included as part of the assets of the Company’s Other segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. Summarized results of operations for Palmetto for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings of RSA partnership interests	$7,630	$8,041	$21,204	$22,353
Other expenses	185	152	415	246

Net income	$7,445	$7,889	$20,789	$22,107

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Segment operating income	$4,926	$4,381	$16,873	$13,859
Total other income (expense)	(675)	503	170	13,055

Income from continuing operations before income taxes	$4,251	$4,884	$17,043	$26,914

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

CT Communications, Inc. and its subsidiaries (the “Company”) provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. The Company’s primary services include local and long distance telephone service, Internet and data services and digital wireless products and services.

The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in certain growth initiatives and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments that complement its business units. During 2001, the Company expanded its wireless business through the partitioning of its area of the Cingular digital network.

The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team, and designing and developing its business support and operating systems. The Company’s primary focus is to maximize the ILEC business by selling bundled services and enhancing its network, and in particular its broadband network, to better position the Company for increasing competition. With respect to its CLEC and Greenfield businesses, the Company continues to place greater emphasis on projects that can be served by leveraging existing network infrastructure. The Company will also consider strategic acquisitions and investments as opportunities arise.

On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. The initiative is planned for completion in 2005, with the introduction of higher-speed services in selected areas planned by the end of 2004.

For the three and nine months ended September 30, 2004, net income for the Company was $2.5 million and $10.1 million, respectively, compared to $3.1 million and $16.0 million for the three and nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003 included a $9.7 million after-tax gain on the sale of an equity investment. Diluted earnings per share were $0.13 and $0.17 for the three months ended September 30, 2004 and 2003, respectively, and $0.53 and $0.85 for the nine months ended September 30, 2004 and 2003.

The Company continues to be exposed to increasing competition in its ILEC territory and regulatory developments and uncertainties that impact its CLEC and Greenfield businesses. For the three and nine months ended September 30, 2004, the Company’s ILEC continued to experience a loss of access lines due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers. The competitive CLEC and Greenfield wireline businesses continued to experience strong demand for their products and services which resulted in 8.5% and 34.9% access line growth, respectively, compared to September 30, 2003. The continued loss of ILEC access lines and evolving regulatory changes that will affect certain expenses in our CLEC and Greenfield businesses may negatively impact operating margins in future periods.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by increasing price competition, new technology developments and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment. The Company’s ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and CLECs have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. Cable telephony and Voice over Internet Protocol (“VoIP”) services will become more significant threats to the Company’s voice business in coming years. These technologies are capable of delivering a quality, competitive voice service to ILEC customers. These voice providers are not subject to certain regulatory constraints and obligations that have shaped the Company’s business model and that will become more significant impediments to its ability to successfully compete in the coming years.

The ILEC must provide basic telephone service as well as most tariffed services to all customers in its regulated service area, regardless of the cost to provide those services. The Company does benefit from universal service fund (USF) payments intended to offset certain costs to provide service. These reimbursements are increasingly at risk, yet service obligations remain unchanged.

As discussed above, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony in our ILEC service area in late 2004 or early 2005. This could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue, and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as our long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes the access line decrease in the ILEC over the past several years can be partially attributed to this trend.

Also impacting access line losses over the past several years is the adoption of digital subscriber line (“DSL”) and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service. To the extent that such landline is replaced with a Company DSL line, then the Company can ultimately recover the lost second landline revenue through its DSL service to the customer.

In recent quarters, the Company experienced a decline in wireless interconnection access fee revenue. Wireless interconnection access revenue has declined due to requirements to develop direct billing relationships with wireless carriers for termination of wireless traffic on the network. These direct billing relationships are subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. However, this rate decline has been somewhat offset as wireless traffic terminated on the Company’s network increases. The Company expects continued pressure from other telecommunications providers, and possibly regulators, to lower or eliminate the recovery of fees for terminating such providers’ traffic on the Company’s network.

In the Company’s wireless business, increasing competition, market saturation and an uncertain economy have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among carriers. This competition will continue to put pressure on pricing and margins as carriers compete for customers.

Regulatory requirements have grown in certain areas of our business and have added complexity and expense to the Company’s business model. In November 2003, the Company was required to provide local number portability (“LNP”) to other wireless carriers. This service allows greater customer choice in their telecommunications provider, without the need to change established end user contact numbers. While this service certainly enhances customer choice, it negatively impacts the cost to provide basic service. In addition, recent regulatory decisions by the Federal Communications Commission (“FCC”) that reduced the switched access rates charged to interexchange carriers by the CLEC and Greenfield businesses, and increased rates for unbundled network elements purchased by those businesses from incumbent local exchange carriers, have placed a higher degree of uncertainty and margin pressure on the CLEC and Greenfield businesses.

The Company has licenses and other rights (including lease agreements) to certain wireless spectrum, including Multichannel Multipoint Distribution Service (“MMDS”) and Instructional Television Fixed Service (“ITFS”). In April 2003, the FCC initiated a proposed rulemaking to comprehensively examine its rules regarding MMDS and ITFS spectrum. On July 29, 2004, the FCC issued a Report and Order and

Further Notice of Proposed Rulemaking, setting forth new rules for MMDS (now called Broadband Radio Service (“BRS”)) and ITFS (now called Educational Broadband Service (“EBS”)) in the 2495-2690 MHz band. In its order, the FCC created a new plan for this band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA. Such a transition in the MEA that includes the Company’s license territory would require coordination by the proponent with numerous licensees, and significant cost support for the many EBS licensees that operate in the area.

If an MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. After the three-year deadline (plus an additional 18 month grace period for incumbents) existing licensees could lose their authorizations if a transition has not taken place. Therefore, if the Company’s licenses are not transitioned, those rights could be forfeited. What consideration, if any, the Company would receive in such circumstances has not been determined by the FCC. The FCC has proposed additional rules for, and solicited comments on, the structure of the auction for unlicensed spectrum (including any bidding credits or other consideration to be provided to incumbent licensees) and other matters relating to the spectrum. The FCC’s order has not yet been published in the Federal Register, and will not become effective until after such publication, or possibly later, if the order is subject to reconsideration. The Company is currently evaluating whether to participate in a motion to the FCC for reconsideration of the order.

As of September 30, 2004, the Company has a cost basis of approximately $15.2 million in MMDS and ITFS spectrum recorded as part of other intangibles on the Condensed Consolidated Balance Sheets. The Company will consider the FCC’s Order and other regulatory and business developments and trends when assessing the value of its intangible assets. The Company tests intangibles for impairment at least annually.

Results of Operations

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Summarized results of operations for Palmetto are included in Notes 9 and 16 of the Condensed Consolidated Financial Statements.

The following discussion reviews the consolidated results of operations and specific results within each consolidated reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$40,659	$40,603	$121,843	$119,252
Total operating expense	35,733	36,222	104,970	105,393

Operating income	$4,926	$4,381	$16,873	$13,859

Depreciation	$7,687	$7,605	$23,235	$22,991
Capital expenditures	7,530	5,700	17,294	16,923
Total assets			322,384	321,065

Ending wired access lines			157,206	154,079
Ending wireless subscribers			41,229	36,778

Three months ended September 30

Operating revenue increased $0.1 million or 0.1% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is attributable to a $0.8 million increase in Wireless revenue driven by a 12.1% increase in customers, a $0.5 million increase in Greenfield revenue driven primarily by a 34.9% increase in access lines and a $0.1 million increase in IDS revenue. These increases were partially offset by a $1.0 million decrease in ILEC revenue driven primarily by a decrease in phone system sales and a decrease in access lines, and a $0.3 million decrease in CLEC revenue due to a decrease in access revenue primarily related to a significant reduction in interstate access rates effective in June 2004.

For the three months ended September 30, 2004, operating expense decreased $0.5 million or 1.4% compared to the three months ended September 30, 2003. This is primarily the result of a decrease in handset and accessory costs, sales commissions and marketing expenses in Wireless and lower salary and administrative expenses in CLEC.

Operating margin increased to 12.1% for the three months ended September 30, 2004 from 10.8% for the three months ended September 30, 2003. This is primarily due to improving operating margins in the Company’s Greenfield and Wireless businesses. The Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts.

Nine months ended September 30

Operating revenue increased $2.6 million or 2.2% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase is attributable to a $2.4 million increase in Wireless revenue driven by a 12.1% increase in customers, a $1.5 million increase in Greenfield revenue driven primarily by a 34.9% increase in access lines and a $0.5 million increase in IDS revenue. These increases were somewhat offset by a $1.6 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates and a $0.2 million decrease in CLEC revenue primarily related to a significant reduction in interstate access rates effective in June 2004.

The Company has diversified operating revenue over the past several years through the growth in its CLEC, Greenfield and Wireless businesses. For the nine months ended September 30, the ILEC represented 57.2% of total revenue in 2004 compared to 59.7% in 2003, while Digital Wireless represented 19.4% of total revenue in 2004 compared to 17.7% in 2003. The combined CLEC and Greenfield businesses have grown to 16.8% of total revenue in 2004 up from 16.1% in 2003 and Internet represented 6.7% in 2004 compared to 6.5% in 2003.

For the nine months ended September 30, 2004, operating expense decreased $0.4 million compared to the nine months ended September 30, 2003. This decrease was primarily the result of lower expenses in the

CLEC and Internet businesses. Operating margins increased to 13.8% for the nine months ended September 30, 2004 from 11.6% for the nine months ended September 30, 2003. This increase in operating margin is primarily due to improving operating margins in the CLEC, Greenfield and Wireless businesses offset by declining operating margins in the ILEC. Operating margin in the ILEC declined for the nine months ended September 30, 2004 to 27.7% compared to 29.7% for the nine months ended September 30, 2003.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain state tax returns filed for the years ended December 31, 1998, 1999 and 2000. The Company is currently appealing these assessments and believes it has meritorious defenses to the assessments and the ultimate outcome is not expected to result in a material impact on the Company’s consolidated financial statements.

ILEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$23,161	$24,132	$69,637	$71,232
Total operating expense	17,171	17,207	50,315	50,057

Operating income	$5,990	$6,925	$19,322	$21,175

Depreciation	$4,540	$4,990	$14,918	$15,442
Capital expenditures	4,221	2,712	9,773	8,887
Total assets			168,310	168,295

Ending business access lines			28,912	29,263
Ending residential access lines			84,816	86,951
Ending total access lines			113,728	116,214
Ending long distance lines			84,760	85,045

Three months ended September 30

Operating revenue for the ILEC decreased $1.0 million or 4.0% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease in revenue is primarily the result of a decrease in phone system sales of $0.5 million, a decrease in line related revenue of $0.5 million related to a 2.1% decrease in access lines and a decrease in revenue related to certain regulatory settlements of $0.3 million. The decrease in phone system sales is primarily due to a significant sale that accounted for approximately $0.3 million in the third quarter of 2003. These decreases were partially offset by a $0.4 million increase in access and interconnection revenue. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense for the ILEC remained flat for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Expenses related to phone system sales decreased $0.3 million, which was partially offset by an increase in access and interconnection expense. Operating expense remained flat while operating revenue declined resulting in a decline in operating margin from 28.7% for the three months ended September 30, 2003 to 25.9% for the three months ended September 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended September 30, 2004 were 18.2% of ILEC operating revenue compared to 11.2% of operating revenue for the three months ended September 30, 2003. This increase in capital expenditures reflects the initial expenditures associated with the Company’s $9.0 million strategic initiative to enhance the broadband capabilities of the ILEC network.

Nine months ended September 30

Operating revenue for the ILEC decreased $1.6 million or 2.2% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in revenue is primarily the result of a decrease in phone system sales of $0.4 million, a decrease in revenue related to certain regulatory settlements of $0.3 million, a decrease in long distance revenue of $0.4 million and a decrease in line related revenue of $0.5 million related to a 2.1% decrease in access lines. Access lines at September 30, 2004 declined 2.1% from September 30, 2003. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense in the ILEC increased $0.3 million or 0.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The primary drivers of this increase were higher general and administrative expenses, partially offset by lower expenses related to phone system sales, lower directory expense and lower access and interconnection expense. Operating expense increased while operating revenue declined resulting in a decline in operating margin from 29.7% for the nine months ended September 30, 2003 to 27.7% for the nine months ended September 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the nine months ended September 30, 2004 were 14.0% of ILEC operating revenue compared to 12.5% of operating revenue for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, ILEC access lines subscribing to our long distance service remained relatively flat despite a 2.1% access line loss. At September 30, 2004, 74.5% of ILEC access lines subscribed to the Company’s long distance service, up from 73.2% at September 30, 2003. While the number of ILEC customers subscribing to long distance service remained flat, long distance revenue declined. Long distance minutes of use increased significantly in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. However, increased competition has forced lower rates per minute and as a result, long distance revenue has declined despite an increase in minutes of use. This trend is expected to continue.

Certain ILEC interstate network access revenue is based on tariffed access charge rates filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that such claims should be rejected if such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.

In accordance with FCC rules, the ILEC filed modifications to its access tariff rates on June 16, 2004 with a scheduled effective date of July 1, 2004. On June 23, 2004, AT&T Corporation (“AT&T”) filed a petition asking the FCC to suspend and investigate tariff filings of the ILEC and numerous other companies. AT&T asked the FCC to suspend the ILEC tariff for the following reasons: the ILEC has had historical over-earnings, the ILEC should be required to make a mid-course correction in rates to address over-earnings in prior periods, the ILEC understated traffic sensitive demand, and the ILEC filed an excessive cash working capital requirement. The Company’s response was filed with the FCC on June 30, 2004. On July 1, 2004, the FCC issued an order suspending for one day the tariff filings of multiple carriers including the ILEC. The FCC rejected all but one of AT&T’s arguments against the ILEC and suspended the ILEC’s tariff filing for investigation of its cash working capital calculations. On July 30, 2004, the FCC reconsidered its suspension and declined to further investigate the ILEC’s cash working capital calculations. The tariff suspension could impact the “deemed lawful” nature of the Company’s rates from July 1, 2004 forward, which could in turn subject the Company to refund claims from interexchange carriers in the event the ILEC earns more than the authorized rate of return. The Company does not believe that the FCC’s action with respect to the Company’s 2004 filing will result in a material impact to the Company’s consolidated financial statements or subject the Company to any material refund claims.

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

The FCC required wireline companies in the top 100 metropolitan statistical areas (“MSAs”) to begin intermodal porting of telephone numbers (from wireline to wireless) beginning November 24, 2003. In areas of the country below the top 100 MSAs, wireline to wireless porting began May 24, 2004. LNP could result in increased customer churn over time, but has not yet had any significant impact on the Company’s business.

CLEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$4,596	$4,911	$14,585	$14,759
Total operating expense	5,123	5,311	15,233	15,955

Operating income (loss)	$(527)	$(400)	$(648)	$(1,196)

Depreciation	$629	$635	$1,900	$1,721
Capital expenditures	144	242	540	707
Total assets			14,832	16,115

Ending access lines			31,194	28,756
Ending long distance lines			22,819	20,598

In the second quarter of 2004, the Company changed its methodology for counting CLEC long distance lines. The new methodology is more consistent with that used to count CLEC access lines. The number of lines presented for 2003 has been revised to reflect this change in methodology.

Three months ended September 30

CLEC operating revenue was $4.6 million for the three months ended September 30, 2004, representing a $0.3 million or 6.4% decrease from the three months ended September 30, 2003. The $0.3 million decrease consists primarily of a $0.5 million decrease in access revenue partially offset by a $0.2 million increase in line revenue. The increase in line revenue is primarily attributable to an 8.5% increase in access lines. The $0.5 million decrease in access revenue was due primarily to the collection of approximately $0.4 million in previously disputed access fees in the three months ended September 30, 2003 and a reduction in certain access rates in June 2004.

In 2001, the FCC adopted rules that set interstate switched access charges at declining rates. Effective June 22, 2004, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.012 per minute to the rate of the applicable competing ILEC. Based on this order, the Company has significantly reduced its CLEC interstate switched access rates by more than 50%. The Company expects these rates to stabilize in the near term, but to continue to be forced downward over the long term. In addition, certain interexchange carriers have been deploying VoIP technology in an effort to avoid payment of access charges. On April 21, 2004, the FCC announced that AT&T would be responsible for payment of access charges even if VoIP technology is used in transporting long distance calls. It is expected that this issue will continue to receive significant attention from the FCC in the remainder of 2004 and in 2005.

CLEC operating expense was $5.1 million and $5.3 million for the three months ended September 30, 2004 and 2003, respectively. Operating expense decreased slightly; however, due to the decrease in revenue, operating margin decreased to (11.5)% for the three months ended September 30, 2004 compared to (8.1)% for the three months ended September 30, 2003. The decline in operating margin was due primarily to the reduction in access revenue partially offset by an increase in access lines.

Nine months ended September 30

CLEC operating revenue was $14.6 million for the nine months ended September 30, 2004, representing a $0.2 million or 1.2% decrease from the nine months ended September 30, 2003. The $0.2 million decrease consists primarily of a $1.0 million decrease in access revenue partially offset by a $0.7 million increase in line revenue and a $0.1 million increase in long distance revenue. The increase in line revenue is primarily attributable to an 8.5% increase in access lines for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The $1.0 million decrease in access revenue was due primarily to the collection of approximately $0.9 million in previously disputed access fees in 2003 and a reduction in certain access rates in June 2004.

CLEC operating expense was $15.2 million and $16.0 million for the nine months ended September 30, 2004 and 2003, respectively. The primary drivers of the $0.8 million reduction in expenses are lower personnel and commission expenses totaling $0.7 million. As a result of the 4.5% decrease in expense, operating margin increased to (4.4)% for the nine months ended September 30, 2004 compared to (8.1)% for the nine months ended September 30, 2003. The improvement in operating margin was due primarily to the increase in access lines and reduction in expenses partially offset by a decrease in access fee revenue.

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

In March 2004, the U. S. Court of Appeals for the District of Columbia issued a decision that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop (“D.C. Circuit opinion”). However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements. This decision became effective on June 15, 2004. This issue has received significant attention from federal and state regulators. The CLEC and Greenfield businesses currently use certain network elements impacted by the D.C. Circuit opinion, such as UNE-P, dedicated transport and enhanced extended links (“EELs”), and high capacity combinations of loops and dedicated transport. As of September 30, 2004, approximately 25% of the Company’s current CLEC access lines are EELs, and the Company currently has approximately 4,000 UNE-P circuits.

In response to the D.C. Circuit Opinion, on August 20, 2004 the FCC released interim rules, which became effective on September 13, 2004, to provide a transition period for implementation of the D.C. Circuit decision and to provide the FCC with additional time to prepare final unbundling rules consistent with the D.C. Circuit’s order. The FCC has indicated that it will develop these final rules before the end of 2004. The interim rules apply to switching, dedicated transport, enterprise loops and EELs. Under the interim rules, during the first six months after the effective date of the order, incumbent LECs are required to provide and maintain these elements under the same terms (including pricing) as existed before the DC Circuit’s opinion became effective. Therefore, the terms and conditions, including pricing, in the Company’s current interconnection agreements will continue to govern our access to these elements and the charges for this access. This period could be shortened if the FCC adopts final unbundling rules that become effective within this six month period.

During the succeeding six month period ending on September 13, 2005, the interim rules mandate that existing elements will continue to be available under the terms of existing interconnection agreements with rate increases established in accordance with the interim rules. New elements cannot be added at the rates set pursuant to the interim rules. As a result, absent new commission rules requiring unbundling of these elements, orders for these elements after the initial six month period will be pursuant to negotiated terms, including pricing, with the applicable incumbent LECs.

After September 13, 2005, unless the FCC has ruled otherwise, the embedded elements subject to the full transition period will only be available from the incumbent LECs at rates, terms and conditions that competitive LECs negotiate with such incumbent.

The Company believes that the impact to its ILEC from these regulatory developments will be minimal. However, because the CLEC and Greenfield businesses rely significantly on network elements, including UNE-P, EELs and dedicated transport supplied by the applicable incumbent local carrier, higher prices for those elements will adversely impact these operations. The Company is currently evaluating alternative network options and proposals from the applicable incumbent carriers to assess the potential impact on the CLEC and Greenfield businesses.

Greenfield (in thousands, except lines and signed agreements)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$2,039	$1,540	$5,869	$4,417
Total operating expense	2,951	2,820	8,782	8,236

Operating income (loss)	$(912)	$(1,280)	$(2,913)	$(3,819)

Depreciation	$774	$659	$2,221	$2,074
Capital expenditures	1,201	996	3,141	3,148
Total assets			25,398	23,630

Ending access lines			12,284	9,109
Ending long distance lines			6,328	4,154
Total signed provider agreements			104	87

Three months ended September 30

Greenfield revenue increased $0.5 million for the three months ended September 30, 2004 to $2.0 million compared to $1.5 million for the three months ended September 30, 2003. This revenue increase is primarily attributable to a 34.9% increase in access lines. The Greenfield business added five provider agreements in the third quarter of 2004, bringing the total number of signed agreements to 104. These agreements currently represent a potential of more than 48,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 104 projects is expected to be 90% residential and 10% business.

Operating expense increased 4.6% for the three months ended September 30, 2004 to $3.0 million, while revenue grew 32.4%. As a result, operating margin increased to (44.7)% for the three months ended September 30, 2004 compared to (83.1)% for the three months ended September 30, 2003. Capital expenditures for the three months ended September 30, 2004 increased $0.2 million compared to the three months ended September 30, 2003, primarily due to the construction of fiber facilities to bring certain competitive operations onto the Company’s network.

Nine months ended September 30

Greenfield revenue increased $1.5 million for the nine months ended September 30, 2004 to $5.9 million compared to $4.4 million for the nine months ended September 30, 2003. This revenue increase is primarily attributable to a 34.9% increase in access lines.

Operating expense increased 6.6% for the nine months ended September 30, 2004 to $8.8 million, related primarily to a $0.2 million increase in access and transport expenses associated with the increase in access lines and an increase in other network expenses.

At September 30, 2004, 51.5% of Greenfield access lines also subscribed to the Company’s long distance service, up from 45.6% at September 30, 2003. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, long distance penetration rates will likely increase.

In June 2003, the North Carolina Utilities Commission (“NCUC”) initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has preferred provider telecommunications contracts with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC also required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. The NCUC has not yet crafted final rules implementing its order, and the decision is subject to motions for reconsideration. Accordingly, the Company has not fully determined the impact of this order on its Greenfield business. However, the Company does not anticipate a material impact at this time.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is not significant and should be offset by increased levels of traffic as the Company continues to build out its projects. As discussed above, the Company’s Greenfield also relies, to a lesser extent than the CLEC, on unbundled network elements purchased from incumbent local exchange carriers, and is therefore impacted by the TRO, D.C. Circuit decision and the FCC’s interim rules.

Digital Wireless (in thousands, except subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$8,222	$7,468	$23,591	$21,149
Total operating expense	6,984	7,302	20,740	19,389

Operating income	$1,238	$166	$2,851	$1,760

Depreciation	$488	$450	$1,449	$1,250
Capital expenditures	1,286	784	1,904	965
Total assets			33,562	31,065

Ending post-pay subscribers			41,229	36,778

Three months ended September 30

Digital Wireless revenue grew $0.8 million or 10.1% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Post-pay wireless subscribers increased 12.1% compared to September 30, 2003. Recurring revenue increased $0.6 million due primarily to the increase in subscribers. Also contributing to the increase in revenue was increased settlement and roaming revenue of $0.3 million related to a 10.1% increase in the minutes of use on the Company’s wireless network during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Operating expense decreased 4.4% for the three months ended September 30, 2004 to $7.0 million compared to the three months ended September 30, 2003. The primary drivers of the decrease in operating expense were decreases in handset and accessory expense of $0.2 million related to lower customer additions, lower personnel expense of $0.2 and lower marketing and sales expenses.

Operating margin increased to 15.1% for the three months ended September 30, 2004 compared to 2.2% for the three months ended September 30, 2003. This improvement in operating margin is due primarily to the increase in settlement and roaming revenue and a decrease in operating expenses.

Capital expenditures were $1.3 million for the three months ended September 30, 2004, primarily related to the completion of network upgrades associated with the deployment of higher speed data services.

Nine months ended September 30

Digital Wireless revenue grew $2.4 million or 11.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Recurring revenue increased $2.1 million primarily due to a 12.1% increase in post-pay wireless subscribers compared to the nine months ended September 30, 2003. Also contributing to the increase in revenue was increased settlement revenue of $0.9 million related to a 24.1% increase in the minutes of use on the Company’s wireless network during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Operating expense increased 7.0% for the nine months ended September 30, 2004 to $20.7 million compared to the nine months ended September 30, 2003. The primary drivers of the increase in operating expense were increases in settlement and switching expenses of $0.6 million, depreciation expense of $0.2 million and other corporate related expenses. Settlement expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network.

Operating margins increased to 12.1% for the nine months ended September 30, 2004 compared to 8.3% for the nine months ended September 30, 2003. This increase was primarily due to an increase in settlement and roaming revenue and an increase in subscribers.

In November 2003, the FCC mandated that wireless carriers implement LNP. This means that customers will be able to retain their number when they change service providers. The Company expects that wireless LNP could result in increased rates of customer churn. In addition, the FCC also required wireline companies to begin intermodal porting (from wireline to wireless) on the same date. In areas of the country below the top 100 MSAs, wireless to wireless and wireline to wireless porting began on May 24, 2004. LNP could result in increased customer churn over time, but has not yet had any significant impact on our business.

Cingular and AT&T Wireless, which had cell sites in the Company’s partitioned area, recently announced the closing of their merger. At this time, we are unable to determine how this will affect the Company.

Cingular, AT&T Wireless, and Triton PCS (“Triton”) signed a definitive agreement to exchange certain assets of Triton PCS for assets of AT&T Wireless that were recently purchased by Cingular. This agreement was contingent on the closing of the Cingular acquisition of AT&T Wireless, which recently occurred. Additionally, Triton and Cingular will be entering into a long-term reciprocal roaming agreement. The Company is currently discussing with Cingular the impact, if any, of this transaction on the Company’s joint operating agreement with Cingular. The Company does not believe, at this time, that this transaction will have a material impact on its wireless business. In essence, the Company would be replacing one competitor in its market, AT&T Wireless, with Triton.

FCC rules require the Wireless business to provide enhanced 911 emergency service (“E-911”) in a two-phased approach. Phase one has been completed and involves delivery of the caller’s number and the location of the cell site serving the customer to the Public Safety Answering Point (“PSAP”). Phase two was completed on August 12, 2004, and involves triangulation to allow PSAPs the ability to more accurately locate the calling party.

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating revenue	$2,641	$2,552	$8,161	$7,695
Total operating expense	2,847	2,988	8,072	8,904

Operating income (loss)	$(206)	$(436)	$89	$(1,209)

Depreciation	$922	$540	$1,708	$1,512
Capital expenditures	408	639	1,084	1,954
Total assets			13,923	15,093

Ending DSL lines			12,477	9,591
Ending dial-up accounts			9,686	11,535
Ending high-speed accounts			561	536

Three months ended September 30

IDS operating revenue grew 3.5% for the three months ended September 30, 2004 to $2.6 million compared to the three months ended September 30, 2003. This increase is primarily due to higher DSL revenue of $0.5 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense decreased $0.1 million compared to the three months ended September 30, 2003, despite a 3.5% increase in revenue. The primary driver of this decrease was a $0.4 million decrease in network expense as a result of certain network transport efficiency initiatives partially offset by an increase in depreciation expense. Due to the nature of the Company’s fixed assets and technological changes in the industry, the Company periodically performs an assessment of the useful lives of its fixed assets. Due to an assessment completed in the third quarter of 2004, the Company shortened the useful lives of certain assets in the Internet business, which resulted in the acceleration of depreciation expense for these assets.

Operating margins improved to (7.8)% for the three months ended September 30, 2004 compared to (17.1)% for the three months ended September 30, 2003. This improvement is primarily due to increases in revenue and lower expenses related to network efficiencies, offset by an increase in depreciation expense. The Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses.

Nine months ended September 30

IDS operating revenue grew 6.1% for the nine months ended September 30, 2004 to $8.2 million compared to the nine months ended September 30, 2003. This increase is primarily due to higher DSL revenue of $1.3 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.5 million combined.

IDS operating expense decreased 9.3% compared to the nine months ended September 30, 2003, despite a 6.1% increase in revenue. The decrease is primarily due to a decrease in network expenses as the Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses. As a result, operating margins improved to 1.1% for the nine months ended September 30, 2004 compared to (15.7)% for the nine months ended September 30, 2003.

DSL customers at September 30, 2004 increased 30.1% compared to September 30, 2003, to a total of 12,477. This represents a penetration rate of 9.9% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating expense	$657	$594	$1,828	$2,852

Operating income (loss)	$(657)	$(594)	$(1,828)	$(2,852)

Depreciation	$334	$331	$1,039	$992
Capital expenditures	270	327	852	1,262
Total assets			66,359	66,867

Three months ended September 30

Operating expense for the Company’s other business units increased $0.1 million for the three months ended September 30, 2004 to $0.7 million. This increase was related primarily to an increase in corporate related expenses attributable to the other operating segment. The expenses of the other business units consist primarily of certain expenses that are not allocated to the operating segments.

Nine months ended September 30

Operating expense for the Company’s other business units decreased $1.0 million for the nine months ended September 30, 2004 to $1.8 million. This decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segment.

Other Income

Three months ended September 30

Other income (expense) for the three months ended September 30, 2004 decreased $1.2 million compared to the three months ended September 30, 2003. This decrease relates primarily to an increase in impairment charges on the Company’s investment securities. The Company recognized impairment charges of $1.5 million in the three months ended September 30, 2004 compared to $0.5 million in the three months ended September 30, 2003. In addition, the Company recorded gains on sales of investments of $0.2 million during the three months ended September 30, 2004 compared to $0.9 million during the three months ended September 30, 2003. Partially offsetting these declines was a reduction in other expenses (principally interest) of $0.5 million. This decrease was partially due to lower debt levels in 2004 compared to 2003.

Nine months ended September 30

Other income (expense) for the nine months ended September 30, 2004 decreased $12.9 million compared to the nine months ended September 30, 2003. This decrease relates primarily to lower gains on sale of investments of $15.2 million offset by a $0.5 million increase in equity in income of unconsolidated companies, a $1.6 million decrease in other expenses and a $0.3 million increase in impairment on investments. The decrease in gains on sale of investments was due to a $15.2 million gain recognized in 2003 related to the sale of the Company’s investment in ITC. The increase in equity in income of unconsolidated companies relates to the Company’s investment in Palmetto. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

Liquidity and Capital Resources

Cash provided by operating activities increased $0.6 million to $37.5 million for the nine months ended September 30, 2004 compared to $36.9 million for the nine months ended September 30, 2003. The increase was primarily due to higher operating income.

Cash used in investing activities was $15.8 million during the nine months ended September 30, 2004 compared with cash provided by investing activities of $0.5 million for the nine months ended September 30, 2003. The decrease was primarily the result of the proceeds received by the Company in 2003 related to the sale of the Company’s investment in ITC. Capital expenditures increased $0.4 million during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

Net cash used in financing activities was $13.5 million during the nine months ended September 30, 2004 compared with $27.3 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company repaid $10.0 million in long-term debt. In 2003, the Company used the proceeds from the sale of ITC and cash from operations to repay $24.0 million in long-term debt.

At September 30, 2004, the fair market value of the Company’s marketable investment securities was $6.5 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At September 30, 2004, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread that is based on various financial ratios, currently 1.25%. The interest rate on September 30, 2004 was 3.0%. During the nine months ended September 30, 2004, the Company elected to pay down $10.0 million in principal on this credit facility. The credit facility provides for quarterly installments of interest until maturity on March 31, 2006. As of September 30, 2004, $20.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly installments of $1.25 million.

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Revolving credit facility	$20,000	$—	$20,000	$—	$—
Term loan	50,000	3,750	15,000	10,000	21,250
Variable interest payments	900	600	300	—	—
Fixed interest payments	19,673	3,591	8,647	3,935	3,500
Operating leases	7,319	2,792	3,895	435	197
Capital leases	974	404	570	—	—

	$98,866	$11,137	$48,412	$14,370	$24,947

The variable interest payments shown above on the revolving credit facility were determined based on the balance outstanding and the interest rate at September 30, 2004.

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with the ILEC, CLEC, Greenfield, Digital Wireless and IDS units, as well as its operations and payments associated with long-term debt and investments as summarized above.

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s businesses. These forward-looking statements are subject to certain risks, uncertainties and assumptions about the Company that could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include:

•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to recover the substantial costs incurred over the past few years in connection with the expansion into new businesses,

•	the Company’s ability to attract and retain key personnel,

•	the Company’s ability to retain existing customers against competition from new technologies such as voice over internet protocol (“VoIP”),

•	the Company’s ability to retain its existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	the Company’s ability to control pricing and product offerings in a highly competitive industry,

•	the performance of investments,

•	the Company’s ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic, political and other events, including terrorist attacks.

In some cases, these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project” or “potential” or the negative of these words or other comparable words.

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by the Company with the Securities and Exchange Commission (“SEC”), including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements should be viewed with caution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2004, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on September 30, 2004 was 3.0%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. During the nine months ended September 30, 2004, the Company elected to repay $10.0 million in principal on this credit facility. As of September 30, 2004, $20.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of September 30, 2004.

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $70.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of September 30, 2004 was $(27,000) and $(0.2) million, respectively. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC. These disclosures and procedures are designed to ensure that appropriate information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding disclosure.

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. The disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s desired disclosure control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, including Palmetto. As the Company neither controls nor manages these entities, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has begun extensive efforts to support management’s evaluation of the Company’s internal control over financial reporting for the year ending December 31, 2004. Although this process is not complete, potential deficiencies with the Company’s internal controls are being identified and evaluated for significance and remediation as necessary. As part of this effort, the Company previously determined that its controls over the accounting for property and equipment needed enhancement. Accordingly, the Company initiated the following steps during the second quarter of 2004 to strengthen these controls:

•	reviewed, modified and enhanced the policies and procedures surrounding the procurement, tracking and reporting of property and equipment;

•	hired additional accounting staff with appropriate skill levels and re-assigned duties of some current staff members; and

•	began implementation of fixed asset reporting software that will improve the Company’s ability to track property and equipment and record depreciation expense on these assets.

During the fiscal quarter ended September 30, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement.

10.2	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement.

10.3	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement.

10.4	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement.

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

November 5, 2004

Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement.

10.2	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement.

10.3	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement.

10.4	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement.

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.