Form 10-K
period 2004-12-31
CT COMMUNICATIONS INC /NC
filed 2005-03-31
CIK 23259

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
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
Common Stock
Rights to Purchase Common Stock
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing price of $15.05 per share as quoted on The Nasdaq Stock Market as of such date) was approximately $274,382,000. As of February 28, 2005, there were 18,876,709 shares of the registrant’s Common Stock outstanding.
Documents Incorporated by Reference

Document of the Company	Form 10-K Reference Location

2005 Annual Meeting Proxy Statement	Part III

CT COMMUNICATIONS, INC.
AND CONSOLIDATED SUBSIDIARIES
Form 10-K for the Fiscal Year ended December 31, 2004

PART I

Item 1.	Business
      Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These “forward-looking statements” are subject to certain risks, uncertainties and assumptions that could cause the actual results to differ materially from those reflected in the forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. Those statements however only reflect the Company’s predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Business — Risk Factors” and throughout this Form 10-K.
      References in this Form 10-K to “we,” “us,” “our,” “the Company,” “CTC,” and “CT Communications” mean CT Communications, Inc. and its subsidiaries and predecessors, unless the context suggests otherwise.
General
      CT Communications, Inc. is a holding company that, through its operating subsidiaries, provides a broad range of telecommunications services to residential and business customers located primarily in North Carolina. The Company offers a comprehensive package of telecommunications and related services, including local and long distance telephone, Internet and data services and wireless products and services.
      The Company began operations in 1897 as The Concord Telephone Company (“Concord Telephone”). Concord Telephone continues to operate as an incumbent local exchange carrier (“ILEC”) in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan counties in North Carolina. This area is located just northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/ south connector between Atlanta, Georgia and Washington, D.C. The Company offers a full range of local telephone, long distance and other enhanced services to its ILEC customers.
      In 1998, the Company began to operate as a competitive local exchange carrier (“CLEC”) in “edge-out” markets contiguous to its ILEC service area. The CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro, North Carolina. In late 2000, the Company expanded its geographical focus with the opening of a CLEC office in the Greensboro market. The CLEC offers services substantially similar to those offered by the ILEC.
      Since 1999, the Company has pursued its Greenfield operations in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. The Company is working with developers and builders to become the preferred telecommunications provider for their developments. Under agreements with these developers, the Company provides the telecommunications infrastructure within these developments and agrees to certain marketing arrangements with the developer. By clustering projects, the Company is able to gain capital and operating efficiencies.
      The Company provides long distance telephone service in the areas served by its ILEC, CLEC and Greenfield business units. The Company has agreements with several interexchange carriers to terminate traffic that originates on its network, and its switching platform enables the Company to route traffic to these providers.
      The Company offers Internet and data services to ILEC, CLEC and Greenfield business and residential customers. These services include dial-up and high speed dedicated Internet access and digital subscriber line (“DSL”) services.

      The Company offers its own branded wireless services through an ongoing agreement with Cingular Wireless (“Cingular”). In June 2001, the Company completed the partitioning of its area of the Cingular digital network, including the acquisition of cell sites, subscribers, and a license for spectrum. Cingular is a joint venture that was formed by the combination of most of the former domestic wireless operations of BellSouth Corporation (“BellSouth”) and SBC Communications (“SBC”). Through the Cingular agreement, the Company’s customers are able to utilize their wireless services throughout the United States and in a number of foreign countries.
      The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team, and designing and developing its business support and operating systems. The Company’s primary focus is to maximize the ILEC business by selling bundled services and enhancing its network, and in particular its broadband capabilities, to better position the Company for increasing competition. With respect to its CLEC and Greenfield businesses, the Company continues to place greater emphasis on projects that can be served by the Company’s owned facility network infrastructure. The Company will also consider strategic acquisitions and investments as opportunities arise.
Restatement
      The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at December 31, 2001 resulted in a reduction of accounts receivable, customer deposits and advanced billings, income taxes payable and retained earnings of $1.6 million, $0.2 million, $0.5 million and $1.3 million, respectively. The correction of this error to years subsequent to 2001 resulted in a small decrease in revenue in 2002 and a small increase in revenue in 2003.
      The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. These errors resulted in an overstatement of depreciation expense of $0.5 million and $2.2 million in 2002 and 2003, respectively. The correction of these errors increased net income $0.3 million and $1.3 million in 2002 and 2003, respectively.
      The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in fixed assets of $1.0 million to properly record the leased asset and a decrease in other accrued liabilities of $0.5 million at December 31, 2003. Operating expense decreased $0.3 million in 2002 and increased $0.4 million in 2003. The after tax impact of these adjustments resulted in an increase (decrease) to net income of $0.2 million and ($0.2) million in 2002 and 2003, respectively.
      The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.
      During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The cumulative impact of this error at December 31, 2001 resulted in a decrease in retained earnings and an increase in accumulated other comprehensive income of $0.3 million. In years subsequent to 2001, the correction of this error resulted in an increase (decrease) in interest expense of $0.7 million and ($0.6) million in 2002 and 2003, respectively. The after tax impact of the correction of this error resulted in an increase (decrease) to net income of ($0.5) million and $0.4 million for the years ended December 31, 2002 and 2003, respectively.
      The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The cumulative impact of this error at December 31, 2001 is a reduction of retained earnings of $0.1 million. The impact of this error in 2002 and 2003 was an increase in rent expense of $0.1 million and $0.1 million, respectively.
      The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include an increase in equity in income of unconsolidated companies of $0.2 million in 2003 and an increase (decrease) in dividend income of ($0.2) million and $0.2 million in 2003 and 2002, respectively. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at December 31, 2003.
      See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information regarding these restatement matters.
      Additional business, financial and competitive information about the Company’s operations are discussed below. For other information regarding business segments, see the Note entitled “Segment Information” in the notes to consolidated financial statements included elsewhere in this report.
      CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. The Company’s principal executive offices are located at 1000 Progress Place, Northeast, Concord, North Carolina 28025 (telephone number: (704) 722-2500).
Operations

ILEC Services
      Concord Telephone offers integrated telecommunications services as an ILEC to customers served by approximately 113,000 access lines in Cabarrus, Stanly and Rowan counties in North Carolina. The Company’s ILEC network facilities include nearly 18,500 fiber optic conductor miles, serving nine exchanges in a host-remote switch architecture.
      The operations of Concord Telephone are the Company’s primary business segment. Concord Telephone accounted for approximately 57%, 60% and 64% of the Company’s operating revenue in the years 2004, 2003 and 2002, respectively. This percentage has decreased over the past three years as the Company’s non-ILEC businesses have grown into significant operations. Nevertheless, the Company continues to expect Concord Telephone to account for a significant portion of its revenue and earnings in 2005.
      Concord Telephone ended 2004 with 112,916 access lines in service, a 2.3% decrease from year-end 2003. Of those lines, 84,773 selected Concord Telephone as their long distance provider, compared with 84,714 lines at year-end 2003. The Company believes the decline in the number of access lines is due primarily to increased competition from wireless and other competitive providers and in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.
      The ILEC must offer basic telephone service as well as most tariffed services to all customers in its regulated services area, regardless of the cost to provide those services. The Company’s ILEC derives revenue from providing local telephone services, network access services and other related services. Local service revenue is derived from the provision of local exchange telephone services in the Company’s service areas and includes primarily revenue from local service charges and calling features.
      Network access revenue primarily relates to services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company’s facilities to originate and terminate interstate, intrastate and local telephone calls. Certain of the Company’s interstate network access revenue is based on tariffed access charges prescribed by the Federal Communications Commission (“FCC”). The remainder of such interstate revenue is derived from revenue pooling arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line pool and received long-term support through the second quarter of 2004. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was established in July 2003 and long term support was incorporated into ICLS in July of 2004. These support mechanisms are increasingly at risk, yet the Company’s service obligations remain unchanged.
      Other revenue includes revenue related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, and publication of local directories.
      On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. The initiative is planned for completion in late 2005, and higher-speed broadband services were introduced in selected areas of the network during 2004.
      Continued high customer satisfaction remains a top priority, and the Company’s efforts are directed accordingly. The Company has implemented performance and satisfaction measures in its operations and continues to survey customers to gauge loyalty and satisfaction.
      The Company’s sales efforts in 2005 will focus on increasing revenue per customer through continued development of bundled service offerings and an emphasis on incremental calling features. Eligible access lines with at least one calling feature increased from 48.3% in 2003 to 49.4% in 2004. The average number of calling features per line increased from 3.6 in 2003 to 5.5 in 2004.
      The Company’s ILEC sales team is structured to provide maximum flexibility for its customers. Residential customers may personally meet with a sales and service representative in one of four business offices or alternatively can take advantage of the convenience of calling into a centralized customer care center. Business customers are served by a specialized customer care group that is trained to manage the products and services unique to the business market. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions to customer communications requirements and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.
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

      The Company’s core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. The Company continues to upgrade its distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. The Company also has a network operations center that identifies problems as they occur and diagnoses potential network problems before customers are impacted.
      Telecommunications equipment providers have been impacted by the economic slowdown and market conditions. While the Company has some diversity among its suppliers, the difficult financial conditions may affect their ability to provide product enhancements and ongoing support.
      Regulation. The Company’s ILEC is subject to regulation by various federal, state and local governmental bodies. The Company voluntarily opened its markets to competition for local dial tone in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in its price regulation plans. Federal regulations have required the Company to permit interconnection with its network and have established obligations with respect to reciprocal compensation for completion of calls, the resale of telecommunications services, the provision of nondiscriminatory access to unbundled network elements, number portability, dialing parity and access to poles, ducts, conduits and rights-of-way. As a general matter, this ongoing regulation increases the ILEC’s business risks and may have a substantial impact on the ILEC’s future operating results. The FCC and North Carolina Utilities Commission (“NCUC”) continue to modify various rules surrounding local competition.
      The Company derives its interstate access revenue through tariffed access charges and from the federal universal service program. The FCC governs the ILEC’s rates for interstate access services under a rate-of-return form of regulation at the interstate level, and those rates are set forth in tariffs filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that such claims should be rejected if such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of the Company’s potential liability. Changes in management’s estimate could result from changes in projected over-earnings, current or future legislation, regulatory filings or FCC rulings, as well as other factors.
      In accordance with FCC rules, Concord Telephone filed modifications to its access tariff rates on June 16, 2004 with a scheduled effective date of July 1, 2004. On June 23, 2004, AT&T Corporation (“AT&T”) filed a petition asking the FCC to suspend and investigate tariff filings of Concord Telephone and numerous other companies. AT&T asked the FCC to suspend Concord Telephone’s tariff for the following reasons: Concord Telephone had historical over-earnings, Concord Telephone should be required to make a mid-course correction in rates to address over-earnings in prior periods, Concord Telephone understated traffic sensitive demand, and Concord Telephone filed an excessive cash working capital requirement. Concord Telephone’s response was filed with the FCC on June 30, 2004. On July 1, 2004, the FCC issued an order suspending for one day the tariff filings of multiple carriers including Concord Telephone. The FCC rejected all but one of AT&T’s arguments against Concord Telephone and suspended Concord Telephone’s tariff filing for investigation of its cash working capital calculations. On July 30, 2004, the FCC reconsidered its suspension and declined to further investigate Concord Telephone’s cash working capital calculations. The tariff suspension could impact the “deemed lawful” nature of Concord Telephone’s rates from July 1, 2004 forward, which could in turn subject Concord Telephone to refund claims from interexchange carriers in the event Concord Telephone earns more than the authorized rate of return. Concord Telephone does not believe that the FCC’s action with respect to Concord Telephone’s 2004 filing will result in a material impact to the Company’s consolidated financial statements or subject Concord Telephone to any material refund claims.
      In October 2004, AT&T submitted a refund request to Concord Telephone for the period January 1, 2002 through June 30, 2002. Concord Telephone’s tariff for this period was briefly suspended by the FCC as a result of an AT&T petition, and AT&T contends that the Company lost the deemed lawful status of the rates under that tariff as a result. Concord Telephone denied AT&T’s refund request, and, to date, has received no response from AT&T. The Company does not expect that refund claims for this period will have a material impact on the Company’s financial results.
      Concord Telephone receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open Notice of Proposed Rule Making (NPRM) docket on intercarrier compensation since 2001.
      Certain Voice over Internet Protocol (“VoIP”) providers have sought to avoid payment of access charges to traditional telecommunications carriers through the use of such technology. At least three companies, AT&T, Pulver.com and Level 3 Communications, (“Level 3”), have filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. The FCC was also considering a petition from Level 3 Communications requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network, but Level 3 recently withdrew that petition.
      On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice has not yet been released. Certain parties are advocating elimination of switched access charges and other access charges that have traditionally been imposed on other carriers that use the ILEC network for call completion. Other parties encourage a revenue neutral impact of the elimination of these charges for rural companies by replacing such charges with higher monthly service rates and compensation through an access recovery mechanism.
      Concord Telephone derives a substantial amount of its interstate network access revenue from universal service funding (“USF”) mechanisms administered by NECA, a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. The Company’s ILEC participates in the NECA Carrier Common Line pool and is the recipient of long-term support. In addition, Concord Telephone receives ICLS funds, which are administered by NECA. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.
      NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. Management periodically reviews these estimates and makes adjustments as applicable. The Company received approximately $1 million in net USF per quarter in 2004.
      The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the size of, and the demands on, the fund and changes in the telecommunications industry. An increasing number of wireless carriers are seeking, and have received, designation as Eligible Telecommunications Carriers (“ETC”) entitled to receive USF, and an increasing number of customers are migrating to service providers, such as VoIP, that currently do not contribute to the program. The FCC is currently considering changes to the ETC certification process and the services eligible for USF. Until a final order is released on these matters, the Company cannot determine what, if any, impact the FCC’s actions will have on the Company’s USF revenue.
      Effective October 1, 2004, the FCC mandated that the Universal Services Administrative Company (“USAC”), the entity responsible for managing the contributions and accounting for the universal service program, must employ generally accepted accounting principles in accounting for the universal service program. This change subjected USAC to the Anti-Deficiency Act (the “ADA”), which could have resulted in significant increases to the amount of USF fees charged to end user customers and delays in payments to program recipients. A significant increase in mandated contributions to the universal service program would have a negative impact on the ILEC because the ILEC competes with providers, such as VoIP providers, that do not contribute to the program. In December 2004, Congress exempted USAC from the ADA for one year to permit a more thorough examination of these issues.
      In August 2003, the FCC released its Triennial Review Order addressing unbundled network elements (“UNEs”). State commissions were required to address several issues regarding the level of competition in the state and the need for ILECs to continue providing certain unbundled network elements. In addition, numerous lawsuits and petitions contesting various aspects of the Triennial Review Order were filed in various forums, including the FCC.
      In March 2004, the U.S. Court of Appeals for the District of Columbia issued a decision that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop (“D.C. Circuit opinion”). However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements. This decision became effective on June 15, 2004.
      On December 15, 2004, in a direct response to the D.C. Circuit opinion, the FCC adopted an order with final rules addressing the treatment of certain UNEs that were the subject of the D.C. Circuit opinion. Because the Company has experienced little UNE-based competition to date, and because the FCC’s order reduced the rights of potential competitors to such UNEs, the Company believes that the FCC’s order will not have a material impact on the ILEC.
      State laws and regulations require the Company to comply with North Carolina pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. Local regulations require the Company to obtain municipal franchises and to comply with various building codes and business license requirements. These federal, state and local regulations are discussed in more detail under “Legislative and Regulatory Developments” under this Item 1.
      Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company; provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing the customers with a larger local calling scope. The Company expects that the NCUC will conduct hearings on the Company’s request during 2005.
      The FCC required wireline companies in the top 100 metropolitan statistical areas (“MSAs”) to begin intermodal porting (from wireline to wireless) on November 24, 2003. In areas of the country below the top 100 MSAs, wireline to wireless porting began May 24, 2004. Local number portability (“LNP”) could result in increased customer churn over time, but has not had any material impact on the Company’s business.
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
      The Company agreed to open its traditional service area to competition for local dial tone service in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in its price regulation plans. The ILEC is subject to competition from a variety of companies such as competitive local exchange carriers, wireless companies, cable television companies, Internet service providers and VoIP companies. The Company’s ILEC and CLEC businesses have entered into several agreements with other CLECs to provide access to its local telephone service market.
      Cable operators are also entering the local exchange and high speed Internet markets. Concord Telephone has received an interconnection agreement request from Time Warner, and Time Warner plans to offer telephony services in its major markets and cable and high-speed Internet service in the Company’s core service area. Another major source of competition is wireless service providers serving the Company’s traditional service area.

CLEC Services
      The Company’s CLEC business was certified by the NCUC in 1997, the South Carolina Public Service Commission in 2000 and the Georgia Public Service Commission (“GPSC”) in 2001. Operation began late in 1997 in Salisbury and northern Charlotte, North Carolina, through an interconnection agreement with BellSouth. Since 1998, the Company has entered into interconnection agreements with Verizon Communications, Inc. (“Verizon”), Sprint Corporation (“Sprint”), Alltel Corporation (“Alltel”) and The Concord Telephone Company, its ILEC affiliate.
      At December 31, 2004, the Company was providing competitive local access to customers served by more than 31,000 access lines in select markets in North Carolina. The Company will maintain its focus in 2005 on achieving increased market penetration and higher revenue per customer in the markets where the Company currently provides service. The CLEC accounted for 12%, 12% and 10% of the Company’s operating revenue in the years 2004, 2003 and 2002, respectively.
      The Company’s CLEC business employs the same sales strategy as its ILEC business, using locally based account executives that meet face-to-face with business customers. The CLEC offers an integrated combination of communications services, including local service, long distance service and enhanced voice services, and Internet and data services. The CLEC uses the same billing platform as the ILEC.

      The Company’s CLEC manages its own network elements and elements leased from the incumbent local carrier, utilizing the MetaSolv ordering and provisioning system. For leased elements, the Company is dependent upon the applicable incumbent local carrier because of the coordination required and for the reliability of such elements. The CLEC’s customer care group has received specialized training specific to interconnection ordering and provisioning processes. These employees are held to the same high standards for service quality as the ILEC customer care group.
      The Company deploys a facilities-based network in its expansion markets, collocating its own remote switching equipment with the incumbent telephone company in key geographic areas. The local remote switches in each of the Company’s expansion markets are connected using a variety of fiber optic links. The Company typically leases required network elements from the incumbent or alternate carriers to give it greater control over service quality and to provide a platform for future expansion. The Company will continue to evaluate the economics of building its own outside plant network in locations where there exists a significant concentration of customers that are not currently on its network.
      Recent regulatory decisions by the FCC that reduced the switched access rates charged to interexchange carriers by the CLEC and Greenfield businesses, and increased rates for unbundled network elements purchased by those businesses from incumbent local exchange carriers, have placed a higher degree of uncertainty and margin pressure on the CLEC and Greenfield businesses. Due in part to these changes, the Company continues to place greater emphasis on projects that can be served by leveraging its network infrastructure.
      Regulation. In general, the CLEC establishes its own rates and charges for local services and is subject to less regulation as compared to the ILEC. However, like the ILEC, the CLEC must comply with various state commission rules governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over CLEC interstate services, such as access service. In 2001, the FCC adopted rules that mandated declines in interstate switched access rates over a three-year period. Pursuant to these FCC rules, in June 22, 2004, the Company implemented the last of these mandated reductions by reducing its CLEC interstate access rate from $0.012 to the prevailing ILEC rate. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s revenues during the second half of 2004.
      Like the ILEC, the Company’s CLEC receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open Notice of Proposed Rule Making (NPRM) docket on intercarrier compensation since 2001, and announced in February 2005, the adoption of a Further Notice of Proposed Rulemaking on intercarrier compensation. The CLEC could be impacted by the FCC’s final decisions on intercarrier compensation, but any impact will be significantly less than the potential impact on the Company’s ILEC.
      The CLEC and Greenfield businesses currently use certain network elements impacted by the D.C. Circuit opinion, such as Unbundled Network Element Platform (“UNE-P”), which is an element that bundles unbundled network element switching and loops, dedicated transport and enhanced extended links (“EELs”), and high capacity combinations of loops and dedicated transport. As of December 31, 2004, approximately 25% of the Company’s current CLEC access lines are EELs, and the Company currently has approximately 4,000 UNE-P lines, which is an element that bundles UNE switching with other UNEs such as UNE loop, so that the competitive local exchange carrier can provide an entire local service platform. In August 2003, the FCC released its Triennial Review Order (“TRO”) addressing the obligations of incumbent local exchange carriers to provide UNEs to competitive local exchange carriers. The FCC’s order eliminated unbundling requirements for broadband services provided over fiber facilities, but retained unbundled access to mass-market narrowband loops. The FCC also held that incumbent local exchange carriers are not required to unbundle packet switching services or, subject to state review, local switching that serves business customers on high-capacity loops. In addition, the FCC ordered a three-year phase out of the unbundling of the high frequency portion of the loop. For mass market customers served by narrowband loops, the FCC set out specific criteria for states to use in determining whether switching should continue to be made available as an UNE. If a state found that such switching should be eliminated as an UNE, then the FCC required a three-year transition period for UNE-P.
      In March 2004, the U.S. Court of Appeals for the District of Columbia issued a decision that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop. However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements. This decision became effective on June 15, 2004.
      In response to the D.C. Circuit Opinion, on August 20, 2004 the FCC released interim rules, which became effective on September 13, 2004, to provide a transition period for implementation of the D.C. Circuit decision and to provide the FCC with additional time to prepare final unbundling rules consistent with the D.C. Circuit’s order. The interim rules applied to switching, dedicated transport, enterprise loops and EELs. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order is effective March 11, 2005, and does not require incumbent local carriers to provide access after such date to entrance facilities, UNE-P, and certain high capacity (DS1 and higher) loop and transport UNEs. The FCC found that access to high capacity transport DS1 UNEs was still available, except between Tier 1 wire centers, for up to 10 circuits per route. With respect to high capacity transport DS3 UNEs, the FCC found that UNE access was still available between Tier 3 wire centers only, for up to no more than 12 circuits per route. Dark fiber transport remains an UNE only between Tier 3 wire centers, and dark fiber loop UNEs were eliminated. For high capacity loops DS1 loops, the FCC retained UNE status for wire centers serving less than 60,000 business lines or less than four fiber-based collocators, for up to 10 loops per building. For high capacity loops DS3 loops, the FCC retained UNE status for wire centers serving less than 38,000 business lines or less than four fiber-based collocators, for no more than one loop per building. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would be remain available at moderately increased rates. The Company is currently assessing the impact of this order, but does not believe that it will have a material impact on the Company.
      Currently, many state commissions approve UNE rates charged by ILECs based on a Total Element Long-Run Incremental Cost (“TELRIC”) costing methodology established by the FCC in 1996. There have been numerous legal and regulatory battles over the use of TELRIC, which is based on forward looking costs versus historical costs. The Triennial Review allows ILECs to increase their cost of capital and accelerate depreciation used in TELRIC rate calculations, which may result in an increase in UNE rates. In addition, the FCC has initiated a separate docket on TELRIC. At this time, it is estimated that the impact on the Company’s business may be higher rates to obtain UNEs. However, for this increase in rates to be realized, either the applicable state commission or a company from which the Company’s CLEC purchases UNEs would have to initiate a proceeding to reset UNE rates based on new FCC rules. Accordingly, the timing and level of such impact cannot be determined at this time.
      Competition. The Company’s CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Competition for small to medium sized businesses is intense with knowledgeable customers that demand low cost, highly dependable service. The Company will continue to face competition from potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers, long distance providers, and private networks built by large end-users.

Greenfield Services
      The Company’s Greenfield business provides comprehensive wireline telecommunications services to commercial and residential developments outside of the ILEC serving area. While most of these developments are located in North Carolina, the Company also provides competitive local access in

Georgia. At December 31, 2004, the Company was providing service to more than 12,000 access lines in select markets in North Carolina and Georgia.
      The Greenfield business develops relationships with builders and developers to provide integrated telecommunications service in their new developments. The Company enters into telecommunications provider agreements with those developers and builders prior to construction to offer local service, long distance, enhanced voice services, and Internet and data services to businesses and residents in each development. As of December 31, 2004, the Company had signed 105 agreements, which in total represent a potential 48,000 access lines available upon completion. The Greenfield business uses the same billing platform as the ILEC.
      In the Charlotte and Raleigh, North Carolina, and northern Georgia Greenfield markets, the Company built a distribution system that interconnects to its remote switching equipment in order to become the telecommunications provider for each new development. The Company will continue to focus on the fastest growing areas in the Charlotte and Raleigh markets. By clustering several projects, the Company expects to gain capital and operating efficiencies that should contribute to increased profitability.
      Regulation. The Greenfield business is generally regulated in the same manner as the CLEC business. The Greenfield business establishes its own rates and charges for local services and is subject to less extensive regulation than the ILEC. Like the CLEC, the Greenfield business must comply with various state commission rules governing quality of service, consumer protection and similar matters. In addition, the FCC has jurisdiction over the Greenfield’s interstate services, such as access service. In 2001, the FCC adopted rules that mandated declines in interstate switched access rates over a three-year period. Pursuant to these FCC rules, in June 2004, the Company implemented the last of these mandated reductions by reducing its CLEC and Greenfield interstate access rate from $0.012 to the prevailing ILEC rate. Although the change resulted in a significant reduction in the Company’s Greenfield interstate access rate, the impact on Greenfield is not as significant as the impact on the Company’s CLEC and should be offset by increased levels of traffic as the Company continues to build out its Greenfield projects.
      Like the ILEC, the Company’s Greenfield business receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open Notice of Proposed Rule Making (NPRM) docket on intercarrier compensation since 2001, and announced in February 2005, the adoption of a Further Notice of Proposed Rulemaking on intercarrier compensation. The Greenfield business could be impacted by the FCC’s final decisions on intercarrier compensation, but any impact will be significantly less than the impact on the Company’s ILEC.
      The Company’s Greenfield business also relies, to a lesser extent than the CLEC, on UNEs purchased from incumbent local exchange carriers, and is therefore impacted by the TRO, D.C. Circuit Opinion and the FCC’s recent order transitioning certain UNEs.
      In 2002, the NCUC determined that exclusive easement rights (i.e. where a developer is contractually precluded from granting private easements to other providers) and exclusive provider arrangements (where one company is designated as the only company permitted to provide service to end users within a development) are anti-competitive. While the Company’s agreements with developers do not contain an exclusive provider provision, some of these agreements did contain an exclusive easement provision. The Company notified its developers of the NCUC’s ruling and has formally waived any rights to enforce these provisions. Further, the Company has removed any such references from all new contracts since the NCUC’s ruling.
      In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has preferred provider telecommunications contracts with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC also required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. The NCUC has not yet crafted final rules implementing its order, and numerous parties, including the Company, have filed motions for reconsideration. Accordingly, the Company has not fully determined the impact of this order on its Greenfield business, but does not anticipate a material impact at this time.
      Competition. The Greenfield business competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may increase competition in Greenfield areas by overbuilding the Company’s network with their own facilities. Cable telephony is a direct competitor in certain developments where the Company provides service since cable companies have a network within those developments. Wireless and Internet providers also compete for the Company’s wireline customers.

Wireless Services
      The Company offers wireless services in Cabarrus, Stanly, Rowan and Iredell counties in North Carolina. The Company sells wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through seven company owned retail outlets and over 15 indirect retail outlets in North Carolina. The Company has company owned retail stores in Concord (2), Kannapolis, Statesville, Mooresville, Salisbury and Albemarle. Wireless products and services are also sold through its ILEC business offices and its direct sales force. At December 31, 2004, the Company served over 43,000 wireless customers. The wireless business accounted for 20%, 18% and 16% of the Company’s operating revenue in the years 2004, 2003 and 2002, respectively.
      In June 2001, the Company paid approximately $23 million to Cingular to partition its area of the Cingular digital network. As a result of the partitioning, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly counties and the southern portion of Iredell county. As part of the acquisition, the Company assumed the lease payments for 28 of the 47 sites acquired. The partitioned area is approximately twice the size of the ILEC territory. While the Company has ownership of the assets and customers within the partitioned area, the Company continues to purchase pre-defined services from Cingular, such as switching, and remains subject to certain conditions including certain branding and service offering requirements and requirements to adhere to partnership technical and customer care standards. Products and services are co-branded with Cingular. The Company is not required to pay Cingular any franchise fees. Under the agreement, the Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the agreement with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable manufacturing discounts for cellsite electronics, handsets and equipment, and enables the Company to participate in shared market advertising.
      In 2004, the Company completed the construction of two additional cell sites. The Company expects to add an additional nine locations in 2005. These additional cell sites should increase coverage and capacity throughout the service area.
      The Company provides customer service utilizing specialized service representatives trained to handle the specific requirements of wireless customers. The ordering and provisioning of wireless service can be performed at the Company’s store locations, ILEC business offices, or by calling a toll-free number.
      Regulation. The construction, operation, management and transfer of wireless systems in the United States is regulated by the FCC. Wireless carriers are exempt from regulation by the NCUC. Because of the Company’s affiliation with Cingular, Cingular assumes the responsibility for many of the regulatory issues. The regulation of wireless services is discussed in more detail under “Legislative and Regulatory

Developments” in Item 1 of this Annual Report on Form 10-K. The FCC required wireless carriers in the top 100 MSAs to implement LNP beginning in November 2003. A portion of the Company’s service area is within the designated top 100 MSAs. In addition, the FCC also required wireline companies to begin intermodal porting (from wireline to wireless) on the same date. In areas of the country below the top 100 MSAs, wireless to wireless and wireline to wireless porting began on May 24, 2004. LNP could result in increased customer churn over time, but has not yet had any significant impact on the Company’s business.
      FCC rules require the Wireless business to provide enhanced 911 emergency service (“E-911”) in a two-phased approach. Phase one has been completed and involves delivery of the caller’s number and the location of the cell site serving the customer to the Public Safety Answering Point (“PSAP”). Phase two was completed in August 2004, and involves triangulation to allow PSAPs the ability to more accurately locate the calling party.
      Competition. Many wireless carriers compete in the Charlotte metropolitan area, including Nextel, Sprint PCS, Alltel Mobile Communications, Triton PCS, Verizon Wireless, Cricket Wireless and Cingular. This competition has led to intense pressure on the pricing of wireless services. Several providers have introduced “flat rate” pricing, which eliminated roaming and long distance charges and further reduced unit prices. The Company intends to compete by providing extensive geographical coverage, high quality technology and service, competitive pricing and by capitalizing on the strength of customers’ loyalty to the Company based on multiple service relationships.

Internet and Data Services
      In 1995, the Company began providing dial-up Internet access to residential and business customers. Since that time, the Company has undertaken several acquisitions, the largest of which were Vnet, a business-oriented Internet service provider based in Charlotte, North Carolina and WebServe, Inc. (“WebServe”), a Charlotte, North Carolina based provider of web design, hosting, and programming services. The Company also acquired several smaller local Internet service providers. Since late 1999, the Company has seen a shift in customers away from the dial-up access service and into the higher revenue DSL access service. At December 31, 2004, the Company had over 23,000 Internet customers. In the fourth quarter of 2004, the Company sold the assets of the WebServe product line and no longer offers Web design services. This sale did not have a significant effect on the Company’s 2004 results of operations.
      Internet Access Service. The Company offers a variety of dial-up and dedicated solutions that provide access to the Internet. The Company also offers a full range of customer premise equipment required to connect to the Internet. The Company’s access services include:

•	Dedicated Access. The Company offers a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a range of Internet applications.

•	DSL Access. In late 1999, the Company began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Broadband services utilizing DSL are available at speeds from 256 Kbps up to 10 Mbps. DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network (“ISDN”) and at flat-rate prices that are lower than traditional dedicated access charges. The Company’s DSL lines increased from 10,183 in 2003 to 13,887 in 2004. On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds.

The initiative is planned for completion in late 2005, and higher-speed services were introduced by the Company in selected areas in 2004.

•	Dial-up Access. The Company’s dial-up services provide access to the Internet through ordinary telephone lines at speeds up to 56 Kbps and through digital ISDN lines at speeds up to 64 Kbps. Dial-up customers declined 17% in 2004 and 14% in 2003 as customers continue to demand higher speed broadband products.

      Account executives sell Internet and data services directly to business customers in the Charlotte and Greensboro, North Carolina metropolitan areas. A technical support staff is available 24 hours a day, seven days a week. Technicians design, order, configure, install and maintain all of the Company’s equipment to suit the customers’ needs. The Company has a customer care group dedicated to Internet and data services.
      The Company provides Internet and data services primarily through its own network in the ILEC and CLEC territories. In other areas, the Company uses the network of the local telephone company. The Company purchases access to the Internet from national Internet backbone providers, which provide DS-3 access at all major national access points.
      Regulation. Internet and data services have been determined by the FCC to be “information services” and are therefore, not subject to regulation in the same manner as telecommunications services are regulated. DSL service offered by the Company faces significant competition from cable modem service offered by cable TV companies. Currently, USAC bills the ILEC a USF charge on its DSL services that is not billed to cable TV companies for similar services.
      Competition. The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

•	access and content providers, such as Time Warner and Microsoft,

•	local, regional and national Internet service providers, such as EarthLink,

•	the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth and MCI,

•	online services offered by direct broadcast satellite providers, and

•	online services offered by incumbent cable providers, such as Time Warner.

Long Distance Services
      The Company began offering long distance services to its ILEC customers in 1992 and now provides that service to approximately 84,800 access lines within the ILEC, approximately 24,000 access lines within the CLEC, and more than 6,800 lines within its Greenfield markets. In the ILEC service area, over 75% of the total lines have selected the Company’s branded long distance service.
      The Company has agreements with several interexchange carriers to terminate traffic that originates on its network. The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer demand and significant market growth. While this decline in price has resulted in declining revenue, it has also allowed the Company to negotiate more favorable contracts with wholesale long distance carriers. Increased competition has also led to increased consolidation among long distance service providers. Major long distance competitors include AT&T, Sprint, MCI and BellSouth.
      Strong competition in the market forced significant price reductions in many of the Company’s price plans during 2002, 2003 and 2004 that resulted in lower prices to customers. This trend is expected to continue as competition increases from other sources such as Internet telephony.

      VoIP is a new competitor for low cost telephone service that could adversely affect ILEC, CLEC and Greenfield access revenue, as well as long distance revenues. In addition, wireless substitution has become a viable threat to the Company’s long distance customer base. Increased competition within the wireless segment will continue to provide customers with more and lower cost opportunities to replace their long distance service.

Wavetel
      Wavetel, L.L.C. (“Wavetel”) ceased its wireless broadband commercial trial operations in Fayetteville, North Carolina effective December 9, 2002. The commercial trial was initiated in July 2001. The decision to conclude operations was based on several factors including the limited coverage area provided by the technology available at the time, the Company’s inability to obtain outside investment, and the downturn in the telecommunications and financial markets.
      Wavetel’s operations have been reflected as discontinued operations in the Company’s Consolidated Financial Statements included in Part IV.

Investments
      The Company has made several strategic investments designed to contribute to the execution of its business strategy. The investments are described below.
      Palmetto MobileNet. In 1998, the Company combined its cellular telephone investments with Palmetto MobileNet, L.P. (“Palmetto MobileNet”). The Company has a 22.4% limited partnership interest in Palmetto MobileNet, which holds a 50% general partnership interest in each of 10 rural service areas that, in total, cover more than two million people in North Carolina and South Carolina. Alltel is the managing partner of the 10 cellular rural service area general partnerships and the Company is dependent on Alltel’s management of the partnerships. During 2000, Alltel signed a roaming agreement with Verizon Wireless that decreased roaming fees paid to the partnership. During 2003, the partnership purchased the equity interest of one of the participating partners thereby increasing the Company’s partnership interest from 19.8% to 22.4%. The partnership will continue to face heavy competition from other wireless competitors in its serving areas.
      Wireless One. In 1995, the Company participated with Wireless One, Inc. in forming Wireless One of North Carolina, L.L.C (“WONC”) to develop and launch wireless cable systems in North Carolina. WONC entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and held the majority of the Multichannel Multipoint Distribution Service (“MMDS”), now Broadband Radio Services (“BRS”) and Instructional Television Fixed Service (“ITFS”), now Educational Broadband Service (“EBS”) spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. WONC continuously evaluates potential uses of its frequency spectrum, including digital video, high speed Internet and other traditional telephony services. The regulation of these spectrum assets is discussed in more detail under “Legislative and Regulatory Developments” in Item 1 of this Annual Report on Form 10-K.
      In September 2001, the Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc. and WorldCom Broadband Solutions, Inc., each of which was a subsidiary of WorldCom, Inc., and WONC. Under the Purchase Agreement, WONC purchased the entire fifty percent (50%) interest of Wireless One, Inc. in WONC. After this transaction was completed the Company owned, through its subsidiary CT Wireless Cable, 100% of the interests in WONC. The total purchase price was approximately $20.7 million, consisting of $3.0 million in cash at closing and an interest bearing promissory note of WONC for the remainder. The promissory note was payable over the 10-year period following the closing, with a $7.0 million payment due in year one, which payment could be deferred for up to an additional two years, and the remainder payable in equal annual installments beginning after six years. In the event the $7.0 million payment was not made when due, either the Company, or Wireless One, Inc., could cause WONC to transfer certain of its licensed frequencies to Wireless One, Inc. in payment of the outstanding principal amount of the promissory note. The promissory note was secured by a pledge of WONC’s channel rights.
      In July 2002, the Company delivered a “Split-Up Notice” to Wireless One, Inc. pursuant to the Purchase Agreement. This notice set into motion a process under the Purchase Agreement pursuant to which WONC would transfer to Wireless One, Inc. certain of WONC’s licensed frequencies. On April 22, 2003, WONC executed an agreement that resulted in the payment of accrued interest due under the promissory note and the agreement to transfer certain licensed frequencies to Wireless One, Inc. in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. At December 31, 2003, WONC, through its ownership of Wavetel NC License Corporation, held certain BRS and EBS spectrum rights. At December 31, 2004, CT Wireless Cable held 100% of the equity interest in WONC.
      Passive Investments. During 2004, the Company’s passive investments consisted of equity interests in several private and public companies. These investments primarily consisted of the following: Magnolia Holding Company (“Magnolia”) and ITC Financial Services, LLC (“ITC Financial”).
      In May 2003, the Company invested approximately $3.0 million to acquire a 4.6% ownership interest in Magnolia. The primary asset of Magnolia was Knology, a public company that provides data and Internet connectivity to small and mid-size businesses. The Company later received a distribution from Magnolia in the form of shares of Knology preferred stock, which were subsequently converted to common stock. The distribution by Magnolia reduced the value of the Company’s investment in Magnolia.
      In December 2003, the Company acquired a 4.0% interest in ITC Financial, a company formed to provide prepaid debit card services. In December 2004, ITC Financial Services, LLC merged with PRE Solutions to form PRE Holdings, Inc. After the merger, the Company holds a 1.55% interest in PRE Holdings, Inc.
      From time to time the Company may invest in other public and private securities of companies. The Company continually evaluates the investments in its portfolio and may make changes as deemed appropriate.
Legislative and Regulatory Developments
      Legislative. Various pieces of state and federal legislation may, from time to time, have potential consequences on the Company’s operations. Press reports have suggested that Congress will address in 2005 a potential rewrite of the Telecommunications Act of 1996. In North Carolina, legislation was enacted in 2003 that deregulated intraLATA long distance service, interLATA long distance service and long distance operator services and provided other regulatory flexibility. This legislation provided the ILEC greater flexibility in offering service bundles and promotions.
      Federal Regulations. Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to the Company’s business model. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls.
      The FCC has the task of reforming universal service to ensure funding is adequate and disbursements are proper. The Company’s ILEC currently receives interstate common line support from the universal service fund. It is expected that the FCC, and possibly Congress, may devote resources to universal service reform during 2005.
      The FCC is considering, and will continue to address in 2005, the appropriate regulatory treatment of VoIP services. Although several state commissions have attempted to assert jurisdiction over VoIP services, federal courts in New York and Minnesota have rejected those efforts as preempted by federal law. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. Several state commissions have appealed the FCC’s Vonage decision.

      On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. To date, the FCC has not imposed on VoIP providers these requirements which are applicable to other providers. Because the FCC’s ultimate decision on these matters is yet to be determined, the Company cannot yet assess the ultimate impact an FCC ruling would have on the Company.
      The Company’s ILEC, CLEC, and Greenfield businesses receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open NPRM docket on intercarrier compensation since 2001.
      Certain VoIP providers have sought to avoid payment of access charges to ILECs and CLECs through the use of such technology. At least three companies, AT&T, Pulver.com, and Level 3, have filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. The FCC was also considering a petition from Level 3 requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network, but Level 3 recently withdrew that petition.
      On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice has not yet been released.
      The FCC regulates wireless services through its Wireless Telecommunications Bureau. Providers of wireless mobile radio services are considered “common carriers” and are subject to the obligations of such carriers, except where specifically exempted by the FCC. As a result, the Company’s wireless operations and business plans may be impacted by FCC regulatory activity. A cellular licensee must apply for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations with respect to the siting and construction of cellular transmitter towers and antennas. The FCC also has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating acceptable levels of radio frequency emissions from radio equipment, including cellular telephones, which could result in more restrictive standards for such devices.
      The FCC has decided to re-examine their spectrum allocation policies. This includes potential reallocations of existing spectrum and unused spectrum.
      The Company has licenses and other rights (including lease agreements) to certain wireless spectrum, including BRS and EBS. In April 2003, the FCC initiated a proposed rulemaking to comprehensively examine its rules regarding BRS and EBS spectrum. On July 29, 2004, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, setting forth new rules for BRS and EBS. In its order, the FCC created a new plan for this band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA. Such a transition in the MEA that includes the Company’s license territory would require coordination by the proponent with numerous licensees, and significant cost support for the many EBS licensees that operate in the area.
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
      The FCC’s order was not published in the Federal Register until December 10, 2004, and is still subject to motions for reconsideration. The impact of the order on the Company’s spectrum assets, and the Company’s actions in response to that Order, will be significantly impacted by the compensation allotted by the FCC for untransitioned licenses, the actions and positions of the numerous other licensees in the Company’s MEA and the projected cost to the Company of undertaking the transition as a proponent or as a tag along with another proponent if one arises. These factors cannot be established at this time.
      The Company currently is not utilizing the licenses commercially due primarily to certain technological constraints. The Company continues to believe these spectrum assets are capable of delivering high-speed wireless broadband solutions for wholesale or retail customers. As of December 31, 2004, the Company has a cost basis of approximately $15.4 million in MMDS and ITFS spectrum recorded as part of other intangibles on the Condensed Consolidated Balance Sheets. The Company tested its intangibles for impairment as of December 31, 2004, and considered the FCC’s Order and other regulatory and business developments and trends when assessing the value of its intangible assets.
      State and Local Regulation. The Company is regulated by the NCUC and the GPSC because it provides intrastate telephone services within North Carolina and Georgia. As a result, the Company must comply with North Carolina and Georgia pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. The rules and regulations are designed primarily to promote the public’s interest in receiving quality telephone service at reasonable prices. The Company’s networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis.
      Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company; provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing the customers with a larger local calling scope. The Company expects that the NCUC will conduct hearings on the Company’s request during 2005.

Risk Factors
      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor provisions established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from the Company’s forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section included elsewhere in this report.

The Company’s success depends upon its ability to manage its growth.
      The Company’s ability to continue to grow and develop its business will depend on whether the Company can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	acquire necessary equipment, software, and facilities, and integrate them into the Company’s systems,

•	evaluate markets,

•	monitor operations,

•	control costs,

•	maintain effective quality controls,

•	hire, train, and retain key personnel,

•	expand internal management,

•	obtain sufficient capital funding to support the Company’s business plan,

•	enhance operating and accounting systems, and

•	obtain any required government authorizations.
      The Company is making significant operating and capital investments and will have to address numerous operating challenges. The Company is currently developing new processes and operating support systems. The Company will need to continue developing new marketing initiatives and hiring and training sales people responsible for selling its services. The Company will also need to continue developing the billing and collection systems necessary to integrate these services. The Company cannot assure you that it can design, install, and implement these products and systems in a timely manner to permit the Company to offer its new services as planned.
      In order to establish new operations, the Company may be required to spend considerable amounts of capital before it generates related revenue. If these services fail to be profitable or if the Company fails in any of these respects, this failure may have a material adverse effect on the Company’s business and the price of its Common Stock.

The Company’s success depends upon its ability to attract and retain key personnel.
      The efforts of a small number of key management and operating personnel will largely determine the Company’s success. The Company’s success also depends in part upon its ability to hire and retain highly skilled and qualified operating, marketing, sales, financial and technical personnel. If the Company loses the services of key personnel or if it is unable to attract additional qualified personnel, the Company’s business and the price of its Common Stock could be materially and adversely affected.

The Company expects to continue to face significant competition in the telecommunications industry.
      The Company operates in an increasingly competitive environment. The Company’s current competitors include:

•	incumbent local exchange carriers,

•	competitive local exchange carriers,

•	interexchange carriers,

•	Internet service providers,

•	wireless telecommunications providers,

•	cable television companies,

•	VoIP providers,

•	local and regional system integrators, and

•	resellers of telecommunications services and enhanced services providers.
      Cable operators are entering the local exchange and high speed Internet markets. Time Warner currently offers cable television and high-speed Internet service, and introduced cable telephony to certain CLEC and Greenfield service areas. Time Warner is expected to offer cable telephony to customers in the Company’s ILEC service areas in 2005. Other sources of competition include wireless service providers and VoIP service providers.
      The trend toward business combinations and strategic alliances within the telecommunications industry could further increase competition. In addition, the development of new technologies could increase competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to compete in many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. This expansion may eventually result in more participants than can ultimately be successful in a given market.
      The Company expects that increased competition will result in more competitive pricing. Some of the companies with whom the Company competes are, or are affiliated with, major telecommunications companies. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. The Company cannot assure you that it will be able to achieve or maintain adequate market share or compete effectively in any of its markets. Any of these factors could materially adversely affect the Company’s business and the price of its Common Stock.

The Company must secure unbundled network elements.
      In connection with its CLEC and Greenfield operations, the Company interconnects with and uses incumbent telephone companies’ networks to access its customers. Accordingly, the Company depends upon the technology and capabilities of incumbent telephone companies to meet the telecommunications needs of its CLEC customers and to maintain its service standards. The CLEC and Greenfield operations depend on the quality and availability of the incumbent telephone companies’ copper lines and transport facilities and the incumbent telephone companies’ maintenance of these elements. The Company must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from the incumbent telephone companies. The Company may not be able to obtain the copper lines, transport facilities and services required from the incumbent telephone companies at satisfactory quality levels, rates, terms and conditions. The Company’s inability to do so could delay the expansion of its networks and degrade service quality to its customers. If these events occur, the Company may experience a material adverse effect on its CLEC and Greenfield businesses and the price of its Common Stock.

The Company is dependent on its operating support systems.
      Sophisticated information and processing systems are vital to the Company’s growth and its ability to monitor costs, bill customers, process customer orders and achieve operating efficiencies. Billing and information systems have historically been produced by outside vendors. These systems have generally met the Company’s needs. As the Company continues providing more services, it will need more sophisticated billing and information systems. The Company’s failure, or the failure of vendors, to adequately identify all of the information and processing needs or to upgrade systems as necessary could have a material adverse effect on the Company’s business and the price of its Common Stock.

The Company must adapt to rapid technological change.
      The telecommunications industry is subject to rapid and significant changes in technology, and the Company relies on third parties for the development of and access to new technology. The effect of technological changes on its business cannot be predicted. The Company believes its future success will depend, in part, on its ability to anticipate or react appropriately to such changes and to offer, on a timely basis, services that meet customer demands. The Company cannot assure you that it will obtain access to new technology on a timely basis or on satisfactory terms. The Company’s failure to obtain access to or properly utilize this new technology could have a material adverse effect on the Company’s business and the price of its Common Stock.

The Company is subject to a complex and uncertain regulatory environment.
      The telecommunications industry is regulated by the FCC, state regulatory commissions and municipalities. Federal and state regulations and regulatory trends in the direction of reduced regulation have had, and are likely to have, both positive and negative effects on the Company and its ability to compete. Federal or state regulatory changes and any resulting increase in competition may have a material adverse effect on the Company’s businesses and on the price of its Common Stock.

The Company is dependent on interconnection agreements, permits and rights-of-way.
      The Company’s success will depend, in part, on its ability to implement existing interconnection agreements and enter into and implement new interconnection agreements as it expands into new markets. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. The Company cannot assure you that it will be able to enter into interconnection agreements in a timely manner on terms favorable to the Company. The Company must also maintain existing and obtain new local permits, including rights to utilize underground conduit and pole space and other rights-of-way. The Company cannot assure you that it will be able to maintain its existing permits and rights or to obtain and maintain other permits and rights needed to implement its business plan on acceptable terms. Cancellation or non-renewal of its interconnection agreements, permits, rights-of-way or other arrangements could materially adversely affect the Company’s business and the price of its Common Stock. In addition, the failure to enter into and maintain any required arrangements for a new market may affect the Company’s ability to develop that market.

The Company’s long distance services are affected by its ability to establish effective termination agreements.
      The Company offers long distance services as part of the integrated package of telecommunications services that it provides its customers. The Company has relied on and will continue to rely on other carriers to provide transport and termination services for portions of its long distance traffic. These agreements typically provide for the termination of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transport capacity, as well as estimates of the calling patterns and traffic levels of its future customers. If the Company underestimates its need for transport capacity, the Company may be required to obtain capacity through more expensive means. These failures may result in a material adverse effect on the Company’s business and the price of its Common Stock.

The market price of the Company’s Common Stock has been and may be volatile.
      The Company’s Common Stock has traded on The Nasdaq National Market since January 29, 1999. Since that time, the trading market for its Common Stock has been characterized by limited liquidity, low volume and price volatility.
      In addition, the following factors, among others, may cause the price of the Company’s Common Stock to fluctuate:

•	sales by the Company’s current shareholders of large amounts of its Common Stock,

•	new legislation or regulation,

•	variations in its revenue, net income and cash flows,

•	the difference between its actual results and the results expected by investors and analysts,

•	announcements of unfavorable financial or operational performance for other telecommunications companies,

•	announcements of new service offerings, marketing plans or price reductions by the Company or its competitors,

•	technological innovations, and

•	mergers, acquisitions or strategic alliances.
      During the last several years stock markets have experienced price declines. General market conditions, poor financial performance, and bankruptcy announcements by other telecommunications companies have resulted in fluctuations in the market prices of the stocks of many companies in the Company’s sector that may not have been directly related to the operating performance of those companies. These market fluctuations may materially adversely affect the price of the Company’s Common Stock.

The Company’s investments in marketable securities and unconsolidated companies may not be successful.
      The Company purchases investments in marketable securities, which may have significant price fluctuations from period to period that may have a material adverse impact on the Company’s financial results.
      The Company also purchases investments in companies, which are not publicly traded. The Company generally carries these investments at their cost of investment. The success or failure of these companies and the resultant effect on the Company’s carrying value for these investments in unconsolidated companies may have a material adverse impact on the Company’s financial results.

The Company’s acquisitions, joint ventures and strategic alliances may not be successful.
      The Company may acquire other companies as a means of expanding into new markets, developing new services or supplementing existing businesses. The Company cannot predict whether or when any acquisitions may occur or the likelihood of a material transaction being completed on favorable terms. These types of transactions involve risks, including:

•	difficulties assimilating acquired operations and personnel,

•	disruptions of the Company’s ongoing businesses,

•	diversion of resources and management time,

•	the possibility that uniform management and operating systems and procedures may not be maintained,

•	increased regulatory burdens,

•	new markets in which the Company may have limited or no experience and

•	possible impairment of relationships with employees or customers.
      Also, the Company may not obtain financing for an acquisition on satisfactory terms or that the acquired business would perform as expected.
      The Company has formed and may in the future form various strategic alliances, joint ventures and other similar arrangements. The other parties to these existing or future arrangements, however, may at times have economic, business or legal interests or goals that are inconsistent with the Company’s goals or those of the strategic alliance, joint venture or similar arrangement. In addition, a joint venture partner may be unable to meet its economic or other obligations to the venture. A disagreement with the Company’s strategic allies or joint venture partners over certain business actions or the failure of a partner to meet its obligations to the venture could adversely affect the Company’s business and the price of its Common Stock.

Anti-takeover provisions may limit the ability of shareholders to effect a change in control of the Company.
      The Company’s Articles of Incorporation and Bylaws contain provisions for staggered terms of directors, removal of directors for cause only, supermajority voting for certain business combinations and the availability of authorized but unissued shares of Common Stock. Also, the Company has adopted a shareholders’ rights plan in which each shareholder is entitled to purchase additional shares of Common Stock at a specified purchase price upon the occurrence of certain events related to a potential change in its control. These provisions may have the effect of deterring transactions involving a change in the Company’s control or management, including transactions in which shareholders might receive a premium for their shares.

Evolving corporate governance and public disclosure regulations may result in additional expenses and uncertainty.
      The Company is committed to legal compliance and maintaining a high standard of corporate governance. Over the past few years, the laws, regulations and standards associated with corporate governance and public disclosure have dramatically changed. The Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Consequently, the Company could face uncertainty regarding compliance matters and substantially higher compliance costs. The Company will invest in resources to comply with evolving laws, regulations and standards, which will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Employees
      At December 31, 2004, the Company had approximately 625 employees. None of the Company’s employees is represented by a labor union, and the Company considers relations with its employees to be good.

Available Information
      The Company’s Internet address is www.ctc.net. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information on the Company’s website is not incorporated by reference into this report.
Executive Officers of the Registrant
      The following is a list of the Company’s executive officers who serve at the pleasure of the board of directors, including such person’s name, age, positions and offices held with CT Communications, the period served in such positions or offices and, if such person served in such position or office for less than five years, the prior employment of such person.
      Michael R. Coltrane, age 58, has been President, Chief Executive Officer and a director since 1988. During 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Prior to joining us in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank (now, First Charter Bank) for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is a director of the general partner of Palmetto MobileNet, L.P., a director of Northeast Medical Center, a director of First Charter Bank and Vice Chairman of its parent company, First Charter Corporation. Mr. Coltrane has been a director of the United States Telecom Association since 1991 and served as its Chairman from October 2000 to October 2001.
      Matthew J. Dowd, age 42, has been a Senior Vice President since May 2002 and has primary responsibility for sales and marketing and customer service. From May 2001 until December 2003, Mr. Dowd served as Chief Executive Officer of Wavetel. From 1997 to 2000, he was a General Manager of Omnipoint Communications, Inc., a wireless telecommunications provider. From 1993 to 1997, he was employed by Nextel Communications, serving most recently as Philadelphia Market President.
      James E. Hausman, age 48, has been Senior Vice President, Chief Financial Officer and Treasurer since May 2002. From 2000 to 2002, he served as Chief Financial Officer for three emerging telecommunications companies: American Lightwave Communications, Inc., Crescent Communications, Inc. and Prepaid Telecom Corporation. From 1988 to 1999, he was Chief Financial Officer of Houston Cellular Telephone Company.
      Michael R. Nash, age 53, has been a Senior Vice President since December 1998 and has primary responsibility for network technology and network operations. He serves on the boards of the Alliance for Telecommunications Industry Solutions (ATIS) and Access/ On Multimedia.
      Ronald A. Marino, age 41, has been Vice President of Finance and Chief Accounting Officer since November 2002. From August 2001 to November 2002, he was Chief Financial Officer of Wavetel. From 2000 to 2001, he was the Chief Financial Officer, Secretary and Treasurer of Datatec Systems, Inc., an information technology services company. From 1997 to 2000, he was the Senior Director of Finance of Omnipoint Communications, Inc., a wireless telecommunications provider.

Item 2.	Properties
      The Company’s properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, radio transmitting equipment and other equipment.
      The Company owns approximately 16 acres of land on Copperfield Boulevard in Concord, North Carolina. The Company’s principal executive offices are in its Corporate Center located on this property. Construction of this four-story, 118,000 square foot building began in 2000 and was completed in March 2002. Two additional buildings totaling approximately 25,000 square feet were constructed at this site between 1996 and 1998.

      The Company also owns a building on Cabarrus Avenue East in Concord. This facility was built in 1956 and expanded in 1967. It serves as a business office, switching and computing center. This building has approximately 53,000 square feet of floor space.
      The Company owns a 12,300 square foot general warehouse located in Concord, eight acres of undeveloped property on Copperfield Boulevard in Concord and a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King’s Grant Development. This property may be used for future development if needed.
      In connection with its wireless operations, the Company has entered into seven real property leases to house its retail outlets in Concord (Concord Parkway and Concord Mills Mall), Kannapolis, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. In addition to the Cabarrus Avenue facility, the Company maintains business offices and switching equipment in Kannapolis, China Grove, and Albemarle, North Carolina. The Company also leases office space on University Executive Drive in Charlotte, North Carolina. The Company’s CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to the Company’s operations or financial condition.
      The Company utilizes approximately 150 motor vehicles in its operations, all but two of which are owned.

Item 3.	Legal Proceedings
      CT Communications is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock began trading on The Nasdaq National Market under the symbol “CTCI” on January 29, 1999.
      The following table shows the high and low closing sales prices per share of the Company’s Common Stock as reported on The Nasdaq National Market for the periods indicated:

			Per Share
			Dividend
	High	Low	Declared

Year ended December 31, 2004
First quarter	$14.25	$10.73	$0.065
Second quarter	15.05	12.06	0.065
Third quarter	15.09	12.87	0.065
Fourth quarter	13.90	12.01	0.070
Year ended December 31, 2003
First quarter	$12.10	$7.00	$0.065
Second quarter	11.36	8.70	0.065
Third quarter	14.32	10.98	0.065
Fourth quarter	14.85	11.93	0.065
      Dividends are paid only as and when declared by the Company’s Board of Directors, in its sole discretion, based on the Company’s financial condition, results of operations, market conditions and such other factors as it may deem appropriate. The Company may not pay dividends on its Common Stock if any dividends on its Preferred Stock are in arrears. On March 16, 2005, the Company announced that it had increased to $0.10 the quarterly dividend payable on June 15, 2005 to shareholders of record as of June 1, 2005.
      The number of shareholders of record of the Company’s Common Stock as of February 28, 2005, was 1,888. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	Years Ended December 31,

		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	2004	2003	2002	2001	2000

Income Statement Data:
Operating revenue	$163,680	$160,961	$147,975	$135,424	$114,727
Operating expense	140,126	139,636	128,927	121,321	100,521

Operating income	23,554	21,325	19,048	14,103	14,206
Other income (expense)(2)	594	13,911	3,325	(3,666)	54,354
Income taxes	9,445	13,526	8,808	4,656	27,504

Income from continuing operations	14,703	21,710	13,565	5,781	41,056
Discontinued operations(3)	—	(424)	(5,657)	(5,880)	(1,205)

Net income (loss)	14,703	21,286	7,908	(99)	39,851
Dividends on preferred stock	20	20	20	25	26

Earnings (loss) for common stock	$14,683	$21,266	$7,888	$(124)	$39,825

Basic weighted average common shares outstanding	18,867	18,747	18,710	18,816	18,834
Diluted weighted average common shares outstanding	19,007	18,808	18,746	18,860	18,931
Per share data:
Basic earnings per share	$0.78	$1.13	$0.42	$(0.01)	$2.11
Diluted earnings per share	0.77	1.13	0.42	(0.01)	2.10
Dividends per share	0.265	0.26	0.26	0.26	0.26
Balance Sheet Data:
Book value per share	$9.97	$9.45	$8.53	$8.67	$9.29
Total assets	330,632	322,685	337,868	308,474	260,664
Long-term debt (excluding current maturities)	65,000	80,000	127,697	100,000	34,000
Redeemable preferred stock (excluding current maturities)	—	—	—	88	100
Shareholders’ equity	188,228	177,394	159,341	162,210	174,212

(1)	As more particularly described in Note 2 of the Notes to Consolidated Financial Statements included herein, the Company is restating in this Annual Report on Form 10-K certain historical financial statements as a result of errors relating to: (a) accounting for certain telephone system sales that occurred primarily in 1999, 2000 and 2001 and resulted in the overstatement of revenue and accounts receivable, (b) recording of depreciation expense, (c) accounting for a computer system acquired through a capital lease that also resulted in errors to certain accrual accounts, (d) the distribution of an equity security to the Company in connection with its investment portfolio (e) accounting related to three interest rate swap agreements entered into in 1999 and 2001 and (f) accounting related to certain operating leases.

(2)	Other income in 2003 includes a $15.2 million gain related to the sale of the Company’s investment in ITC Holding Company. Other expense in 2001 includes $14.9 million in impairment charges related to the write-down of Maxcom Telecomunicaciones, S.A. de C.V. and other investment securities to their estimated net realizable value. Other income in 2000 includes a $39.2 million gain related to the sale to BellSouth of the Company’s limited partnership interest in BellSouth Carolinas PCS, L.P.

(3)	See Note 3 — Discontinued Operations included in Item 8.

      The following table shows the previously reported financial information for the years ended December 31, 2001 and 2000:

	Years Ended December 31,

	2001	2000
	As Previously	As Previously
	Reported	Reported

Income Statement Data:
Operating revenue	$135,803	$115,945
Operating expense	121,222	100,521

Operating income	14,581	15,424
Other income (expense)(2)	(3,242)	54,354
Income taxes	4,993	27,843

Income from continuing operations	6,346	41,935
Discontinued operations(3)	(5,880)	(1,205)

Net income	466	40,730
Dividends on preferred stock	25	26

Earnings for common stock	$441	$40,704

Per share data:
Basic earnings per share	$0.02	$2.16
Diluted earnings per share	0.02	2.15
Dividends per share	0.26	0.26
Balance Sheet Data:
Book value per share	$8.71	$9.27
Total assets	310,048	261,882
Shareholders’ equity	163,575	175,091

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and the selected financial data included elsewhere in this report.
Restatement
      The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at December 31, 2001 resulted in a reduction of accounts receivable, customer deposits and advanced billings, income taxes payable and retained earnings of $1.6 million, $0.2 million, $0.5 million and $1.3 million, respectively. The correction of this error to years subsequent to 2001 resulted in a small decrease in revenue in 2002 and a small increase in revenue in 2003.
      The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. These errors resulted in an overstatement of depreciation expense of $0.5 million and $2.2 million in 2002 and 2003, respectively. The correction of these errors increased net income $0.3 million and $1.3 million in 2002 and 2003, respectively.
      The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in fixed assets of $1.0 million to properly record the leased asset and a decrease in other accrued liabilities of $0.5 million at December 31, 2003. Operating expense decreased $0.3 million in 2002 and increased $0.4 million in 2003. The after tax impact of these adjustments resulted in an increase (decrease) to net income of $0.2 million and ($0.2) million in 2002 and 2003, respectively.
      The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.
      During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The cumulative impact of this error at December 31, 2001 resulted in a decrease in retained earnings and an increase in accumulated other comprehensive income of $0.3 million. In years subsequent to 2001, the correction of this error resulted in an increase (decrease) in interest expense of $0.7 million and ($0.6) million in 2002 and 2003, respectively. The after tax impact of the correction of this error resulted in an increase (decrease) to net income of ($0.5) million and $0.4 million for the years ended December 31, 2002 and 2003, respectively.
      The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The cumulative impact of this error at December 31, 2001 is a reduction of retained earnings of $0.1 million. The impact of this error in 2002 and 2003 was an increase in rent expense of $0.1 million and $0.1 million, respectively.
      The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include an increase in equity in income of unconsolidated companies of $0.2 million in 2003 and an increase (decrease) in dividend income of ($0.2) million and $0.2 million in 2003 and 2002, respectively. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at December 31, 2003.

      See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information regarding these restatement matters.
Introduction
      CT Communications, Inc. and its subsidiaries provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. The Company’s primary services include local and long distance telephone service, Internet and data services and wireless products and services.
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
      The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team and board of directors, and designing and developing its business support and operating systems. On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. The initiative is planned for completion in late 2005, and higher-speed broadband services were introduced by the Company in selected areas of its network in 2004.
      The Company also continues to focus on maximizing the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, Internet and data services, and wireless businesses. The Company will also consider strategic acquisitions and investments as opportunities arise.
      Net income for the Company was $14.7 million in 2004 compared to $21.3 million in 2003 and $7.9 million in 2002. Income from continuing operations was $14.7 million, $21.7 million and $13.6 million in 2004, 2003 and 2002, respectively. Diluted earnings per share from continuing operations were $0.77, $1.15 and $0.72 in 2004, 2003 and 2002 respectively.
      Overall, 2004 was a strong year for the Company as operating income increased 10.3% to $23.6 million and revenue increased to $163.7 million. Wireless operating income nearly doubled from 2003 to $4.0 million with a 12.4% increase in net customers. The Company’s ILEC continued to experience a loss of access lines as its customers selected from several alternative service providers. The competitive CLEC and Greenfield wireline businesses continued to experience strong demand for their products and services in 2004 that resulted in 7.6% and 28.5% access line growth, respectively. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as the Company leverages existing transport infrastructure to support new customers.
Industry and Operating Trends
      The telecommunications industry continues to evolve into a highly competitive business faced with the challenge of evolving their organizations, services, processes and systems that are capable of successfully competing for and retaining customers. The Company’s ILEC is facing more competitive pressure than any other time in its 107-year history. Wireless providers and CLEC’s have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. The more recent introduction of cable telephony and VoIP services will become more significant threats to the Company’s voice business in the coming years. These technologies are capable of delivering a quality, competitive voice service to the Company’s ILEC customers at a lower cost. These voice providers are not subject to certain regulatory constraints that have shaped the Company’s business model and that will become more significant impediments to its ability to successfully compete in the coming years.
      In particular, the ILEC must provide certain basic services to all customers in its regulated service area, regardless of the cost to provide that service. The Company is the beneficiary of certain cost reimbursements that are intended to offset certain costs to provide service. These reimbursements are increasingly at risk and being reduced, yet its service obligations remain unchanged. The future risk and uncertainty of regulatory service requirements and the recovery of expense subsidies will impact the Company’s ability to maintain existing margins and profitability.
      As discussed above, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service and is expected to offer cable telephony in the ILEC service area, which could result in a loss of access lines, a reduction in ILEC revenue including long distance revenue, and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years.
      Also impacting access line losses over the past several years is the adoption of DSL and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service.
      During 2003 the Company experienced a decline in the recovery of wireless interconnection access fee revenue. This decline leveled off in 2004 but the Company expects continued pressure from other telecommunications providers to lower its recovery of fees for terminating their traffic on its network.
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
      Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. In November 2003, the Company was required to provide number portability to wireless carriers. This service allows greater customer choice in their telecommunications provider, without the need to change established end user contact numbers. While this service certainly enhances customer choice, it negatively impacts the Company’s cost to provide basic service. As federal and state agencies continue their pursuit of opening all telecommunications services to competition, additional expenses are likely to be incurred by the established local exchange carriers to facilitate more open networks.
      Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company; provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs.

The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing the customers with a larger local calling scope. The Company expects that the NCUC will conduct hearings on the Company’s request during 2005.
      The Company’s CLEC relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has recently relieved some of the unbundling obligations on such incumbent carriers to make some of such elements available at cost-based rates. Although the Company is still assessing the impact of the FCC’s latest decision, the Company does not at this time expect that decision will have a material impact on the Company, but does anticipate that the unbundling requirements will continue to be eroded by the FCC and possibly the courts. As a result of this trend, the costs associated with the utilization of leased network elements likely will continue to increase. The Company’s CLEC has reduced its reliance on the leased elements in recent years, and intends to continue that trend by moving more of its existing customers to its own network facilities and by targeting CLEC business opportunities that can be served through existing facilities.
Critical Accounting Policies and Estimates
      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continuously evaluates its estimates, including those related to revenue recognition, restructuring charges, long-lived assets, investments, income taxes, pensions and post-retirement benefits, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements included herein describes the Company’s significant accounting policies.

Revenue Recognition
      Revenues are recognized when services are provided regardless of the period in which they are billed. Revenues from sales of telephone equipment are recognized upon delivery to the customer for direct-sales of equipment while revenues from sales-type leases are recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.
      Installation fees associated with sales of products or services to end-users are deferred and the related costs are capitalized and amortized over the estimated life of the customer in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”).
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

      The Company also participates in a revenue pooling arrangement with other local exchange carriers administered by NECA. Revenue earned through this pooling arrangement is initially recorded based on the Company’s cost estimates and revised as these costs and related settlements are finalized.
      The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. Management believes these claims that have not been accepted by other carriers have merit and there will be a resolution in the future regarding these claims. However, management is unable to estimate the recovery and is not reasonably assured of collection. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectability, the Company will recognize revenue in the period that assurance or collection occurs.
      Wireless revenues are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on the provisions of EITF No. 00-21, the Company divides these arrangements into separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. Any non-refundable, up-front activation fee charged to the subscriber is allocated to the handset and to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset is recognized as revenue when the handset is delivered and accepted by the subscriber.

Restructuring charges
      The Company periodically records charges resulting from restructuring operations, including consolidations and/or relocations of operations, changes in its strategic plan, or managerial responses to declines in demand, increasing costs, or other environmental factors. The Company discontinued its wireless broadband trial and recognized a loss of approximately $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell and recorded related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The determination of restructuring charges requires management’s judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments of excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, the Company is required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates will be reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves.

Goodwill and intangible assets
      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and accordingly, the Company no longer amortizes goodwill and other intangible assets. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill on an annual basis or whenever events or changes in circumstances indicate carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, changes in technology, a significant decline in the Company’s stock price for a sustained period or a reduction of the Company’s market capitalization relative to net book value. The Company’s net goodwill and other intangible assets totaled $45.3 million and $45.1 million as of December 31, 2004 and 2003, respectively. The Company performed an initial review of goodwill and other intangible assets upon adoption of SFAS No. 142 and will perform reviews annually thereafter as of December 31. No impairment charges were required at December 31, 2004, 2003 and 2002.

Long-lived assets
      The Company continually evaluates the estimated useful lives of its property and equipment in computing depreciation expense. Consideration is given to technological advances and utilization of its existing facilities.
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

Investments
      The Company holds certain investments and investment securities that it evaluates to determine whether unrealized losses are other than temporary. The Company performs this evaluation quarterly by comparing market price of the investments and securities to the current recorded value. Based on this evaluation and consideration of other factors, the Company determines the classification of unrealized losses and record charges to adjust the carrying value of these investments. The Company also holds certain other investments and investments in unconsolidated companies that it evaluates to determine if the investment is impaired. The determination of fair market value is based on historical and projected information regarding the investment and on management’s estimates. If it is determined that the fair market value of the investment is less than the current recorded value and it is deemed to be other-than-temporary, the Company records charges to adjust the carrying value of these investments.

Accounting for income taxes
      As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that it is more likely than not that all or a portion of deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.
      Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Net deferred tax liabilities at December 31, 2004 and 2003 were $28.2 million and $22.9 million, respectively. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recognized a valuation allowance of $3.0 million and $3.3 million at December 31, 2004 and 2003, respectively.

Pension and post-retirement benefits
      The decline in equity markets in recent years coupled with record low interest rates have negatively impacted companies with defined benefit pension plans. These factors have decreased plan assets that are available to pay plan benefits at the same time the cost of providing benefits has increased.
      The Company used a discount rate of 6.0% in valuing its pension and post-retirement benefit obligations at December 31, 2004. In addition, the Company has assumed an 8.0% long-term expected return on assets. The pension benefit obligation increased to approximately $46.5 million with plan assets at December 31, 2004 valued at $45.5 million. This compares with a benefit obligation of $43.0 million at December 31, 2003, with plan assets valued at $43.2 million. Although difficult to predict because of the relation to market performance, the Company does not anticipate making a cash contribution to meet minimum required funding thresholds in 2005.
      The post-retirement benefit obligation related to the Company’s health care plan that provides post-retirement medical benefits and life insurance coverage to certain employees was $11.0 million at December 31, 2004 and is not funded by the Company. The Company has adopted SFAS No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”, and is amortizing the estimated transition liability over 15 years.

Allowance for doubtful accounts
      Management judgment is required in assessing the collectability of customer accounts and other receivables. The Company accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Off-balance sheet arrangements
      The Company has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have a material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Results of Operations
      The Company has identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, Internet and Data Services (“IDS”) and Palmetto MobileNet. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. The Company has a 22.4% limited partnership interest in Palmetto MobileNet that is accounted for as an equity investment. Palmetto MobileNet’s financial statements are included on pages F-47 through F-59 of this report.

      The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$163,680	$160,961	$147,975
Total operating expense	140,126	139,636	128,927

Operating income	$23,554	$21,325	$19,048

Depreciation	$30,770	$28,866	$26,287
Capital expenditures	27,197	23,762	44,283
Total assets	330,632	322,685	337,868

Ending wired access lines	157,609	155,123	153,414
Ending wireless subscribers	43,213	38,458	33,293

2004 compared to 2003
      Operating revenue increased $2.7 million or 1.7% for the year ended December 31, 2004 compared to 2003. The increase is attributable to a $4.0 million increase in wireless revenue driven by a 12.4% increase in customers and an increase in network traffic, a $1.9 million increase in Greenfield revenue driven by a 28.5% increase in Greenfield access lines and a $0.4 million increase in IDS revenue. These increases were offset by a decrease in ILEC revenue of $3.1 million primarily due to a decrease in wireless interconnection revenue and line related revenue and a decrease in CLEC revenue of $0.6 million.
      The Company has diversified its operating revenue significantly over the past two years due to the growth in its competitive businesses. For 2004, ILEC revenue represented 56.8% of total revenue compared to 59.7% in 2003, while Wireless has grown to 19.9% of total revenue, up from 17.7% in 2003, the combined CLEC and Greenfield businesses have grown to 16.6% of total revenue up from 16.1% in 2003 and Internet revenue represented 6.7% of total revenue in 2004 compared to 6.5% in 2003.
      In 2004, operating expense increased $0.5 million or 0.4% compared to 2003. This increase is primarily due to an increase in switching and settlement expenses in the Wireless business and an increase in expenses in the Greenfield business related to the 28.5% increase in access lines. These increases were partially offset by a reduction in medical benefit expenses related to a decreasing rate of claims during 2004, a $0.3 million settlement of certain lease obligations and generally lower spending across several network and administrative categories.
      Income tax expense in the fourth quarter of 2004 includes charges related to a settlement of North Carolina Department of Revenue tax audits of 1998, 1999 and 2000 tax years, as well as certain other disputed state tax matters. The Company advanced a payment of $4.5 million to settle all matters and received the final executed settlement agreement on March 17, 2005. These charges were substantially offset in the fourth quarter by previous tax accruals related to this settlement and an income tax benefit associated with the sale and disposal of the WebServe product line. WebServe was acquired in December 2000 and later combined into the Internet business unit to enhance the Company’s suite of data products by providing Web design and development services. The Web design and development product line was sold in the fourth quarter, which had no material impact on reported pre-tax income from continuing operations.
      Operating margin increased to 14.4% in 2004 from 13.2% in 2003. This increase in operating margin is primarily due to the increase in revenue and the Company’s focus on expense containment.

2003 compared to 2002
      Operating revenue increased $13.0 million or 8.8% for the year ended December 31, 2003 when compared to 2002. The increase was attributable to a $4.2 million increase in CLEC revenue driven primarily by an 8.6% increase in access lines, a $4.1 million increase in wireless revenue driven by a 15.5% increase in customers and an increase in network traffic, a $2.1 million increase in Greenfield revenue driven by a 55.0% increase in Greenfield access lines, a $1.8 million increase in ILEC revenue and a $0.8 million increase in IDS revenue. Overall, total operating revenue increased in all operating segments in 2003 compared to 2002.
      In 2003, the Company’s ILEC recognized $1.8 million in additional interstate revenue from NECA related to ICLS support and a common line revenue pooling arrangement.
      In addition, during 2003, the Company recorded adjustments to its reserves for over-earnings claims. Certain interstate rates charged by the Company are regulated by the FCC and may be subject to potential over-earnings claims if the Company’s interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. During 2003, the Company recorded a net adjustment to these reserves that increased operating revenue by approximately $0.6 million. In 2002, the Company recorded a net adjustment that decreased operating revenue by $0.8 million. As of December 31, 2003, the Company’s total over-earnings reserve was approximately $0.7 million. Management periodically assesses the Company’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in current and future legislation, regulatory filings and FCC rulings, as well as any other factors that may impact management’s estimate.
      The Company diversified operating revenue significantly in 2003 compared to 2002 due to the growth in its competitive businesses. For 2003, ILEC revenue represented 59.7% of total revenue compared to 63.7% in 2002, while Wireless grew to 17.7% of total revenue, up from 16.5% in 2002, the combined CLEC and Greenfield businesses grew to 16.1% of total revenue up from 13.3% in 2002 and Internet revenue represented 6.5% of total revenue 2003 compared to 6.6% in 2002.
      In 2003, operating expense increased $10.7 million or 8.3% as compared to 2002. This increase was primarily the result of increases in depreciation expense of $2.6 million, increases in compensation and benefit expenses, and increases in expenses related to customer growth (including minutes-of-use) in the Company’s CLEC, Greenfield and Wireless businesses.
      Operating margin increased slightly to 13.2% in 2003 from 12.9% in 2002. This increase in operating margin was primarily due to the increase in revenue.
          ILEC (in thousands, except lines)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$93,016	$96,079	$94,276
Total operating expense	65,856	65,830	63,882

Operating income	$27,160	$30,249	$30,394

Depreciation expense	$18,925	$19,157	$18,904
Capital expenditures	16,204	12,294	16,558
Total assets	176,592	172,475	161,739

Ending business access lines	28,710	29,137	31,085
Ending residential access lines	84,206	86,401	88,660
Ending total access lines	112,916	115,538	119,745
Ending long distance lines	84,773	84,714	84,591

2004 compared to 2003
      Operating revenue for the ILEC decreased $3.1 million or 3.2% for 2004 compared to 2003. The reduction in revenue is primarily due to a decrease in wireless interconnection revenue of $1.7 million due to lower access rates, a decrease in long distance revenue of $0.6 million, a decrease in telephone system sales of $0.6 million and a $0.5 million reduction in revenues recognized from NECA USF support. Long distance revenue declined due to a reduction in toll revenue as more customers are moving to calling plans that include unlimited minutes of use. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers. These decreases in revenue were partially offset by an increase in access and interconnection revenue due to an increase in minutes of use on the Company’s network.
      Operating expense in the ILEC was flat in 2004 compared to 2003. The primary changes within operating expense were higher corporate related expenses offset by a decrease in compensation and benefit expense of $0.4 million, a decrease in expenses related to phone system sales of $0.4 million and a decrease in depreciation expense of $0.2 million. Operating expense was flat while operating revenue declined resulting in a decline in operating margin from 31.5% in 2003 to 29.2% in 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access lines losses.
      Capital expenditures in 2004 were 17.4% of ILEC operating revenue compared to 12.8% of revenue in 2003. On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. The initiative is planned for completion in late 2005, and the Company implemented higher-speed broadband services in 2004 in selected areas of its network. Approximately $4.1 million had been spent on capital expenditures related to this initiative as of December 31, 2004.
      ILEC access lines subscribing to the Company’s long distance service increased slightly in 2004 despite a 2.3% access line loss. At the end of 2004, 75.1% of ILEC access lines subscribed to its long distance service, up from 73.3% at year-end 2003. Despite the increase in ILEC customers subscribing to the Company’s long distance service, long distance revenue has declined.

2003 compared to 2002
      Operating revenue for the ILEC increased $1.8 million or 1.9% for 2003 compared to 2002. The increase in revenue consisted of a $4.0 million increase in settlement revenue partially offset by a $0.8 million decrease in cellular interconnection revenue, a $0.8 million decrease in long distance revenue and a decrease in local revenue due to the decrease in access lines. The primary reason for the increase in settlement revenue in 2003 was $1.8 million in federal support received through NECA and a $1.4 million change in the Company’s over-earnings reserves. The decrease in access lines was partly due to an increase in DSL Internet adoption that lead some customers to cancel second lines previously used for dial-up Internet service as well as increased competition from wireless providers. At December 31, 2003, approximately 5,600 second lines remained in service.
      Operating expense in the ILEC increased $1.9 million or 3.0% for 2003 compared to 2002. The primary drivers of this increase were higher compensation and benefits expense and increased depreciation expense, partially offset by a decrease in cellular interconnection expense. Operating expense continued to increase at a faster rate than operating revenue in 2003 resulting in a decline in operating margin from 32.2% in 2002 to 31.5% in 2003.
      Capital expenditures in 2003 were 12.8% of ILEC operating revenue compared to 17.6% of revenue in 2002.
      ILEC access lines subscribing to the Company’s long distance service increased slightly in 2003 despite a 3.5% access line loss. At the end of 2003, 73.3% of ILEC access lines subscribed to the

Company’s long distance service, up from 70.6% at year-end 2002. Despite the increase in ILEC customers subscribing to the Company’s long distance service, long distance revenue declined. Long distance minutes-of-use increased significantly in 2003 compared to 2002. However, increased competition forced rates per minute down and as a result, long distance revenue declined despite an increase in minutes-of-use.

CLEC (in thousands, except lines)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$19,123	$19,681	$15,503
Total operating expense	19,969	21,354	21,362

Operating income (loss)	$(846)	$(1,673)	$(5,859)

Depreciation expense	$2,309	$2,550	$2,194
Capital expenditures	784	1,004	2,705
Total assets	14,570	12,776	14,500

Ending access lines	31,718	29,490	27,157
Ending long distance lines	23,723	20,916	19,066
      In the second quarter of 2004, the Company changed its methodology for counting CLEC long distance lines. The new methodology is more consistent with that used to count CLEC access lines. The number of lines presented for 2003 and 2002 has been revised to reflect this change in methodology.

2004 compared to 2003
      CLEC operating revenue was $19.1 million in 2004, representing a $0.6 million or 2.8% decrease from 2003. The $0.6 million decrease consists of a $1.8 million decrease in access revenue partially offset by a $0.9 million increase in line related revenue and a $0.1 million increase in long distance revenue. The increase in line related revenue is primarily attributable to a 7.6% increase in access lines during 2004. The $1.8 million decrease in access revenue was due primarily to the collection of approximately $1.3 million in previously disputed access fees in 2003 and a 56% reduction in interstate switched access rates.
      The FCC previously ordered the gradual reduction in switched access rates charged by competitive local exchange carriers. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. Effective June 22, 2004, the final phase of the rate reductions were implemented, which reduced the CLEC switched access rate to that charged by incumbent local exchange carriers. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s access revenue by approximately $0.3 million in 2004 and will continue to decline in 2005.
      CLEC operating expense was $20.0 million and $21.4 million in 2004 and 2003, respectively. This decrease is primarily due to lower compensation and benefits expense of $0.7 million. Operating expense decreased 6.5% while revenue declined 2.8%. As a result of the lower compensation and benefits expense, operating margins increased to (4.4%) in 2004 compared to (8.5%) in 2003.

2003 compared to 2002
      CLEC operating revenue was $19.7 million in 2003, representing a $4.2 million or 26.9% increase over 2002. The $4.2 million increase consisted of a $2.0 million increase in recurring line revenue and a $2.1 million increase in access revenue. The increase in recurring line revenue was primarily attributable to an 8.6% increase in access lines during 2003. The $2.1 million increase in access revenue was due primarily to the collection of approximately $1.3 million in previously disputed access fees in 2003 and an increase in minutes of use.

      Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. This rate reduction resulted in a decrease in access revenue of approximately $0.4 million in 2003.
      CLEC operating expense was $21.4 million in 2003 and 2002. Operating expense was flat despite revenue growth of 26.9%. As a result, operating margin increased to (8.5%) in 2003 compared to (37.8%) in 2002. The improvement in operating margins was due primarily to the increase in access lines and the collection of $1.3 million of previously disputed access fee revenue.

Greenfield (in thousands, except lines and signed provider agreements)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$8,108	$6,223	$4,107
Total operating expense	12,004	10,919	9,301

Operating income (loss)	$(3,896)	$(4,696)	$(5,194)

Depreciation expense	$3,274	$2,515	$2,007
Capital expenditures	5,315	4,680	10,099
Total assets	26,762	24,717	22,412

Ending access lines	12,975	10,095	6,512
Ending long distance lines	6,877	4,806	2,577
Total signed provider agreements	105	94	73

2004 compared to 2003
      Greenfield revenue increased $1.9 million in 2004 to $8.1 million compared to $6.2 million for 2003. Access lines increased 28.5% in 2004 related to the ongoing build out of 105 developments covered by signed telecommunications provider agreements. This increase in access lines drove a $1.4 million increase in line related revenue. In addition, long distance revenue increased $0.3 million due to a 43.1% increase in long distance lines and access revenue increased approximately $0.1 million in 2004 as the minutes-of-use on the Company’s network increases with customer growth. The Greenfield business signed 11 provider agreements in 2004, bringing the total number of signed agreements to 105. These agreements represent a potential 48,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 105 projects is expected to be 90% residential and 10% business.
      Operating expense increased 9.9% in 2004 to $12.0 million, related primarily to the 28.5% increase in access lines and a $0.8 million increase in depreciation expense. The increase in access lines and related minutes-of-use on the Company’s network has resulted in $0.1 million increase in combined access and transport expenses. The increase in depreciation expense is associated with the up-front capital expenditures required in most of the developments. Capital expenditures in 2004 increased $0.6 million compared to 2003.
      At the end of 2004, 53.0% of Greenfield access lines also subscribed to the Company’s long distance service, up from 47.6% in 2003. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers in malls historically do not elect the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases the Company has seen the long distance penetration rates increase.
      In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has preferred provider telecommunications contracts with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC also required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. The NCUC has not yet issued final rules implementing its order, and numerous parties, including the Company, have filed motions for reconsideration. Accordingly, the Company has not fully determined the impact of this order on its Greenfield business, but does not anticipate a material impact at this time.
      The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be partially offset by increased levels of traffic as the Company continues to build out its projects.

2003 compared to 2002
      Greenfield revenue increased $2.1 million in 2003 to $6.2 million compared to $4.1 million for 2002. This revenue increase was primarily attributable to a 55.0% increase in access lines in 2003 related to the continued build out of 94 developments covered by signed telecommunications provider agreements. In addition, access revenue increased approximately $0.6 million in 2003 as the minutes-of-use on the Company’s network increased with customer growth. The Greenfield business signed 21 provider agreements in 2003, bringing the total number of signed agreements to 94. These agreements represented a potential 48,000 access lines once these developments have been completely built out.
      Operating expense increased 17.4% in 2003 to $10.9 million, related primarily to the 55.0% increase in access lines and a $0.5 million increase in depreciation expense. The increase in access lines and related minutes-of-use on the Company’s network resulted in a $0.5 million increase in combined access and transport expenses. The increase in depreciation expense was associated with the up-front capital expenditures required in most of the developments. Capital expenditures in 2003 decreased $5.4 million compared to 2002.
      At the end of 2003, 47.6% of Greenfield access lines also subscribed to the Company’s long distance service, up from 39.6% in 2002. This increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers in malls historically did not elect the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts.

Wireless (in thousands, except subscribers)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$32,548	$28,517	$24,394
Total operating expense	28,561	26,535	20,924

Operating income	$3,987	$1,982	$3,470

Depreciation	$1,930	$1,689	$1,137
Capital expenditures	2,229	1,107	4,289
Total assets	33,676	30,509	30,488

Ending wireless subscribers	43,213	38,458	33,293

2004 compared to 2003
      The Wireless business experienced operating revenue growth of 14.1% in 2004 compared to 2003. The Company added 4,755 net subscribers during 2004, an increase of 12.4% compared to a 15.5% growth rate in 2003. Recurring revenue increased $2.4 million in 2004 compared to 2003 primarily due to the 12.4% increase in wireless subscribers. Also contributing to the increase in revenue during 2004 was increased settlement revenue of $2.0 million related to an 18.6% increase in the minutes of use on the Company’s wireless network from 2003 that was partially offset by a 16.9% decrease in settlement rates.
      Operating expense increased 7.6% in 2004 to $28.6 million. Operating expenses increased primarily due to higher switching and settlement costs of $1.4 million associated with increased customer traffic, an increase in depreciation expense of $0.2 million, an increase in bad debt expense of $0.2 million and an increase in various corporate related expenses. Overall, expenses increased primarily due to the increase in subscribers and the related increase in minutes of use on the Company’s network.
      Operating margins increased to 12.2% in 2004 compared to 7.0% in 2003. This increase is primarily due to an increase in revenue related to customer growth and lower compensation and benefit costs.
      Capital expenditures were $2.2 million in 2004, primarily related to the addition of two new cell sites in the Company’s territory, the addition of capacity on selected other cell sites and the implementation of EDGE technology in the Company’s wireless network. The Company anticipates the construction of approximately 9 new cell sites in 2005.

2003 compared to 2002
      Operating revenue in the Wireless business grew 16.9% in 2003 compared to 2002. Wireless subscribers increased 15.5%, or 5,165 net subscribers, compared to a 7.0% growth rate in 2002. This acceleration of customer growth in 2003 led to an increase in recurring revenue of $2.0 million in 2003 compared to 2002. Also contributing to the increase in revenue during 2003 was increased settlement revenue of $1.2 million related to a 29.8% increase in the minutes of use on the Company’s wireless network from 2002 to 2003 and increased revenue from the sale of handsets and accessories of $0.5 million.
      Operating expense increased 26.8% in 2003 to $26.5 million primarily due to increases in indirect commissions of $0.8 million, handset and accessory costs of $0.5 million and settlement expenses of $0.3 million. These expenses increased primarily due to the increase in customers and the related increase in network minutes of use. In addition, salary, benefits and bonus expenses increased approximately $1.1 million, depreciation expense increased $0.6 million and tower lease expense increased $0.3 million.
      Operating margins decreased to 7.0% in 2003 compared to 14.2% in 2002. This decrease was primarily due to an increase in selling and administrative expenses and an increase in depreciation expense.
      Capital expenditures were $1.1 million in 2003, primarily related to the addition of two new cell sites in the Company’s territory and the addition of capacity on selected other cell sites. New cell site construction was down significantly from the 21 sites constructed in 2002.

Internet and Data Services (in thousands, except lines and accounts)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$10,885	$10,461	$9,695
Total operating expense	11,288	11,302	11,082

Operating income (loss)	$(403)	$(841)	$(1,387)

Depreciation	$2,954	$1,551	$1,355
Capital expenditures	1,380	2,434	1,908
Total assets	13,806	15,961	14,951

Ending DSL lines	13,887	10,183	6,664
Ending dial-up accounts	9,041	10,838	12,554
Ending high-speed accounts	606	545	586

2004 compared to 2003
      IDS operating revenue grew 4.1% in 2004 to $10.9 million. During 2004, the total number of DSL lines increased 36.4%, which resulted in revenue from DSL service increasing $1.6 million. This increase is partially offset by decreases in dial-up and high-speed revenue of $0.3 million and $0.4 million, respectively.
      IDS operating expense was flat in 2004 compared to 2003. Operating margins increased to (3.7%) in 2004 compared to (8.0%) in 2003. This increase is primarily due to the growth in DSL accounts and a reduction in expenses compared to 2003.
      DSL customers increased 36.4% in 2004 to a total of 13,887. This represents a penetration rate of 11.0% of combined Greenfield and ILEC access lines.
      On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. Higher-speed broadband services were introduced by the Company in selected areas of its network in 2004 and the initiative is planned for completion in late 2005.

2003 compared to 2002
      IDS operating revenue grew 7.9% in 2003 to $10.5 million. During 2003, the total number of DSL lines increased 52.8%, which resulted in revenue from DSL service increasing $1.7 million. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.4 million and $0.2 million, respectively. The Company reduced its web development activities in 2002, which resulted in a decrease in revenue of approximately $0.3 million in 2003.
      IDS operating expense was $11.3 million in 2003, a 2.0% increase compared to 2002. This increase related primarily to higher depreciation expense.
      Operating margins increased to (8.0%) in 2003 compared to (14.3%) in 2002. This increase was primarily due to the growth in DSL accounts.
      DSL customers increased 52.8% in 2003 to a total of 10,183. This represented a penetration rate of 8.1% of combined Greenfield and ILEC access lines.

Other Business Units (in thousands)

		(Restated)	(Restated)
	2004	2003	2002

Total operating revenue	$—	$—	$—
Total operating expense	2,448	3,696	2,376

Operating income (loss)	$(2,448)	$(3,696)	$(2,376)

Depreciation	$1,378	$1,404	$690
Capital expenditures	1,285	2,243	8,724
Total assets	49,224	53,213	80,200

2004 compared to 2003
      Operating expense for the Company’s other business units decreased $1.2 million in 2004 to $2.4 million. This $1.2 million decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segment. The expenses of the other business units consist primarily of certain expenses that are not allocated to operating business segments.

2003 compared to 2002
      Operating expense for the Company’s other business units increased $1.3 million in 2003 to $3.7 million. This $1.3 million increase was related primarily to a $0.7 million increase in depreciation due to the completion of the Company’s corporate headquarters, a $0.3 million increase in property and franchise taxes and a $0.4 million increase in compensation and benefit expenses.
      Capital expenditures in 2002 primarily related to the construction of the Company’s corporate center.

Other Income

2004 compared to 2003
      Other income (expense) decreased $13.3 million in 2004 when compared to 2003. This decrease relates to a decrease of $14.8 million in gains on sale of investments and a decrease in other expenses, primarily interest expense, of $1.6 million. The decrease in gains on sale of investments was primarily attributable to the sale of the Company’s investment in ITC Holding, which resulted in a gain of $15.2 million in 2003.

2003 compared to 2002
      Other income (expense) increased $10.6 million in 2003 when compared to 2002. This increase related to an increase of $9.7 million in gains on sale of investments and an increase of $1.0 million in equity in income of unconsolidated companies, partially offset by a $0.7 million increase in impairment on investments and a $0.6 million decrease in other expenses. The increase in gains on sale of investments was primarily attributable to the sale of the Company’s investment in ITC Holding, which resulted in a gain of $15.2 million. The increase in equity in income of unconsolidated companies was due to an increase in earnings of Palmetto MobileNet.
Liquidity and Capital Resources
          Net cash provided by operating activities
      Cash provided by operating activities increased $1.0 million to $50.7 million for the year ended December 31, 2004, and increased $14.2 million during 2003. The increase in 2004 was primarily due to higher operating income.

          Net cash used in investing activities
      Cash used in investing activities increased to $24.0 million in 2004 compared to $4.8 million invested in 2004. Net capital additions increased $3.4 million due principally to the Company’s previously announced plan to significantly enhance its broadband capabilities in its ILEC territory. Proceeds from the sale of investments in unconsolidated companies decreased $17.1 million related to the sale of the Company’s investment in ITC Holding in 2003, offset somewhat by a $2.1 million increase in proceeds from sales of investment securities.
          Net cash provided by financing activities
      Cash used in financing activities totaled $14.8 million in 2004 compared to $34.5 million in 2003. In 2004, the Company repaid $10.0 million of long-term debt using cash provided by operations and sales of investments compared to $30.0 million in 2003.
      The Company has an unsecured revolving credit facility for $70.0 million, of which $20.0 million was outstanding on December 31, 2004. The interest rate on the credit facility is variable based on LIBOR plus a spread based on financial ratios including debt to operating earnings less depreciation. The LIBOR interest rate on December 31, 2004, was approximately 2.25% and the applicable spread was 1.25%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. The Company has an interest rate swap transaction to fix $5.0 million of the outstanding principal at 4.53%. The swap matures on November 3, 2006.
      The Company also has a $50.0 million senior unsecured 14-year term loan. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million.
          Anticipated sources and uses of funds
      Cash flows from ILEC operations provide the Company’s primary source of funding for existing operations, capital expenditures, investment opportunities, dividends and debt repayment. The Company has available $50.0 million under its $70.0 million unsecured revolving credit facility and assets including investment securities that can be monetized. The Company believes its existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy the anticipated working capital and capital expenditure requirements for the foreseeable future.
      The Company’s capital expenditures in 2005 are expected to be approximately $31.4 million, as follows:

ILEC network facilities and plant	$15.8
CLEC network expansion	1.4
Greenfield projects	7.2
Internet infrastructure	1.0
Wireless coverage and capacity cell sites	2.9
Other	3.1

$31.4

      Other uses of cash in 2005 may include investments in unconsolidated companies and marketable securities. The Company expects to fund these outlays through cash from operations and sales of investment securities.

	Payments Due by Year

		Less than
	Total	one Year	1-3 Years	4-5 Years	After 5 Years
(in thousands)
Contractual obligations:
Revolving credit facility	$20,000	$—	$20,000	$—	$—
Term loan	50,000	5,000	15,000	10,000	20,000
Variable interest payments	875	700	175
Fixed interest payments	18,758	3,523	8,372	3,752	3,111
Operating leases	12,495	3,108	5,412	2,410	1,565
Capital leases	1,039	485	554	—	—

	$103,167	$12,816	$49,513	$16,162	$24,676

Accounting Considerations
      There are several recently issued accounting pronouncements that the Company has or will adopt. See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of those pronouncements and estimated impact on the Company’s reported results from operations and financial position.
Cautionary Note Regarding Forward-Looking Statements
      This report contains certain “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operation of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements are:

•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to recover the substantial costs incurred over the past few years in connection with the expansion into new businesses,

•	the Company’s ability to attract and retain key personnel,

•	the Company’s ability to retain its existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and Internet and data services,

•	the Company’s ability to maintain its margins in a highly competitive industry,

•	the performance of the Company’s investments,

•	the Company’s ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

      These forward-looking statements are principally contained in the following sections of this report:

•	Item 1. Business and

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      The Company has an unsecured revolving credit facility with a syndicate of banks for $70.0 million, of which $20.0 million was outstanding on December 31, 2004 and an unsecured term loan of $50.0 million, all of which was outstanding at December 31, 2004. The interest rate of the term loan is fixed at 7.32%. The interest rate on the revolving credit facility is variable based on LIBOR plus a spread based on the Company’s ratio of debt to operating earnings less depreciation and amortization expense. The interest rate was approximately 3.5% with the spread on December 31, 2004. The Company has one interest rate swap agreement that establishes a fixed rate of interest on $5.0 million of the outstanding principal as of December 31, 2004. The interest rate swap will protect the Company, to the extent of $5.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The Company believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk remote and does not expect the settlement of these transactions to have a material effect on its results of operations or financial condition.
      Additional information regarding the interest rate swap agreement is contained in Note 9 “Debt Instruments” and Note 11 “Derivative Financial Instruments” of the Consolidated Financial Statements included in Part IV Item 15(a)(1) of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data
      The Company’s consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent registered public accounting firm are set forth on pages F-1 through F-46 of this report. The selected quarterly financial data required by this Item is included in Note 19 of the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses in our internal controls over financial reporting as described below.

(b)	Internal Control Over Financial Reporting
      In accordance with the SEC’s November 30, 2004, Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754), which granted an extension to certain accelerated filers with a public equity float of less than $700 million, the Company has not filed in this Annual Report on Form 10-K management’s annual report on the Company’s internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of our registered public accounting firm required by Item 308(b) of Regulation S-K. The Company expects to file these reports in an amendment to its Annual Report on Form 10-K to be filed on or before May 2, 2005.
      In 2004, the Company undertook efforts to support management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2004. Although the Company has not yet completed its evaluation, the following material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in internal control over financial reporting as of December 31, 2004 have been identified:

•	The Company identified a deficiency related to accounting for its phone system sales. The deficiency resulted from the lack of a subsidiary ledger for phone system sales, which prevented the Company’s finance personnel from performing, on a timely basis, the reconciliation of accounts receivable for phone system sales to detail records. This deficiency resulted in an adjustment to correct an overstatement of accounts receivable for phone system sales.

•	The Company identified a deficiency related to calculating depreciation expense. The deficiency resulted from a lack of controls over the preparation and review of electronic spreadsheets designed to ensure depreciation expense is accurately calculated. This deficiency resulted in an adjustment to correct an overstatement of depreciation expense.

•	The Company identified a deficiency related to accounting for derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The deficiency resulted from a lack of controls designed to ensure that the documentation required by generally accepted accounting principles at the inception of a derivative transaction is properly maintained for the term of the respective derivative instrument. This deficiency resulted in adjustments that were required to properly reflect changes in the estimated fair value of certain derivative financial instruments as a component of earnings in the period of change in estimated fair value.
      The errors caused by these deficiencies resulted in a restatement of the Company’s consolidated financial statements in this Annual Report on Form 10-K.
      Although the Company has not completed its evaluation of internal control over financial reporting, the Company expects to conclude it did not, as of December 31, 2004, maintain effective control over financial reporting. Furthermore, management expects that its independent registered public accounting firm will conclude that the Company’s internal control over financial reporting was not effective as of

December 31, 2004. There can be no assurance that, as a result of the Company’s ongoing evaluation of internal control over financial reporting, additional material weaknesses or significant deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered additional material weaknesses.

(c)	Changes in Internal Control Over Financial Reporting
      During the fiscal quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      In response to the material weaknesses noted above, the Company has initiated the following corrective actions to remediate the material weaknesses:

•	The Company is in the process of implementing additional policies and procedures associated with the Company’s accounting for phone system sales, including the utilization of a subledger that provides details of accounts receivable associated with such arrangements. The Company believes that these changes will provide adequate controls in future periods over the reporting of accounts receivable for phone system sales.

•	The Company completed the installation of a new fixed asset reporting system in the fourth quarter of 2004 and, as of January 1, 2005, implemented this new system to track and report fixed assets and accumulated depreciation, and to calculate depreciation expense. The Company believes its new policies and procedures relating to fixed assets will provide adequate controls over the reporting of fixed assets, accumulated depreciation and depreciation expense in future periods.

•	The Company is in the process of implementing additional policies and procedures to ensure proper accounting for its derivative financial instruments under SFAS No. 133, including controls over the maintenance of documentation required at each reporting period.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Company
      The information called for by Item 10 with respect to directors and Section 16 matters, including the identification of an audit committee financial expert, is set forth in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Registrant” of this report.
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
      The information called for by Item 11 is set forth in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation,” respectively, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
          Security Ownership of Certain Beneficial Owners and Management
      Information relating to security ownership of certain beneficial owners and management called for by Item 12 is set forth in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the captions “Principal Shareholders” and “Management Ownership of Common Stock,” respectively, and is hereby incorporated by reference.
          Equity Compensation Plan Information
      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004:

Number of
	Number of	Weighted-	Securities
	Securities to be	Average Exercise	Remaining
	Issued Upon	Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants and	Compensation
Plan Category	and Rights	Rights	Plans

Equity compensation plans approved by security holders	1,328,420(1)	$14.41	1,781,697(2)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 326,386 options to purchase shares of common stock under the Omnibus Stock Compensation Plan, 945,498 options to purchase shares of common stock under the Amended and Restated 2001 Stock Incentive Plan and 56,536 options to purchase shares of common stock under the Comprehensive Stock Option plan.

(2)	Includes 400,344 shares originally authorized for issuance under the Omnibus Stock Compensation Plan that were transferred to the Amended and Restated 2001 Stock Incentive Plan in accordance with that plan. Also includes an additional 1,373,247 shares authorized under the Amended and Restated 2001 Stock Incentive Plan, 480 shares authorized under the Comprehensive Stock Option Plan and 8,076 shares authorized under the 1996 Director Compensation Plan. Available shares shown above for the Omnibus Stock Compensation Plan and the Amended and Restated 2001 Stock Incentive Plan include shares that have been become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the plans.

Item 13.	Certain Relationships and Related Transactions
      The information called for by Item 13 is set forth in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      The information called for by Item 14 is set forth in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Auditor Fee Information” and is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm,

•	Consolidated balance sheets as of December 31, 2004 and 2003,

•	Consolidated statements of income for the years ended December 31, 2004, 2003 and 2002,

•	Consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002,

•	Consolidated statements of shareholders’ equity for the years ended December 31, 2004, 2003 and 2002,

•	Consolidated statements of comprehensive income for the years ended December 31, 2004, 2003 and 2002 and

•	Notes to consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

(2) Consolidated Financial Statement Schedules: Schedule II is included. All other financial statement schedules are not applicable.

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-47 through F-59 of this report.

(4) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this report.
      (b) Exhibits

See (a)(4), above.
      (c) Financial statement schedules

See (a)(2), above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CT COMMUNICATIONS, INC.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2005.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ O. CHARLIE CHEWNING, JR.

O. Charlie Chewning, Jr.
Director

By:	/s/ WILLIAM A. COLEY

William A. Coley
Director

By:	/s/ BARRY W. EVELAND

Barry W. Eveland
Director

By:	/s/ RAYMOND C. GROTH

Raymond C. Groth
Director

By:	/s/ SAMUEL E. LEFTWICH

Samuel E. Leftwich
Director

By:	/s/ JAMES L. MOORE, JR.

James L. Moore, Jr.
Director

By:	/s/ CYNTHIA L. MYNATT

Cynthia L. Mynatt
Director

By:	/s/ TOM E. SMITH

Tom E. Smith
Director

By:	/s/ JAMES E. HAUSMAN

James E. Hausman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ RONALD A. MARINO

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS INDEX
December 31, 2004, 2003 and 2002
INDEX

(1)	Consolidated Financial Statements
The following financial statements, together with independent auditors’ report thereon, are included:
	• Independent Auditors’ Report	F-2
	• Consolidated balance sheets as of December 31, 2004 and 2003 (Restated)	F-3
	• Consolidated statements of income for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-4
	• Consolidated statements of comprehensive income (loss) for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-5
	• Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-6 and F-7
	• Consolidated statements of cash flows for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-8
	• Notes to consolidated financial statements for the years ended December 31, 2004, 2003 and 2002	F-9 to F-45

(2)	Consolidated Financial Statement Schedule
The following financial statement schedule is included:
	• Schedule II — Valuation and Qualifying Accounts	F-46

Other schedules are omitted because the required information is included in the financial statements or is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CT Communications, Inc.:
      We have audited the consolidated financial statements of CT Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1(j) to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

/s/ KPMG LLP
Charlotte, North Carolina
March 30, 2005

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(in thousands, except share data)

		(Restated)
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$28,358	$16,957
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $313 at 2004 and $567 at 2003	17,371	19,533
Other accounts receivable	1,147	1,512
Materials and supplies	875	1,569
Deferred income taxes	510	279
Other	3,712	2,012

Total current assets	51,973	41,862

Investment securities	5,190	7,518
Other investments	1,500	1,078
Investments in unconsolidated companies	16,002	13,034
Property and equipment, net	207,072	211,521
Goodwill	9,906	9,906
Other intangibles, net	35,401	35,201
Other assets	3,588	2,565

Total assets	$330,632	$322,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,000	$—
Accounts payable	6,822	6,250
Customer deposits and advance billings	3,307	2,840
Accrued payroll	7,231	6,553
Income taxes payable	3,210	2,546
Accrued pension cost	4,780	3,542
Other accrued liabilities	3,254	4,948
Liabilities of discontinued operations	604	1,072

Total current liabilities	34,208	27,751

Long-term debt	65,000	80,000
Deferred credits and other liabilities:
Deferred income taxes	28,739	23,171
Investment tax credits	115	230
Post-retirement benefits other than pension	11,044	11,246
Other	3,298	2,893

Total deferred credits and other liabilities	43,196	37,540

Total liabilities	142,404	145,291

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at 2004 and 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at 2004 and 2003	61	61
Common stock, 18,883,825 at 2004 and 18,769,187 at 2003 shares outstanding	42,222	40,800
Other capital	298	298
Unearned compensation	(268)	(264)
Accumulated other comprehensive income (loss)	215	492
Retained earnings	145,364	135,671

Total stockholders’ equity	188,228	177,394

Total liabilities and stockholders’ equity	$330,632	$322,685

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

		(Restated)	(Restated)
	2004	2003	2002

Operating revenue:
Telephone	$120,248	$121,983	$113,886
Wireless and internet	43,432	38,978	34,089

Total operating revenue	163,680	160,961	147,975

Operating expense:
Telephone cost of service(1)	35,312	35,614	34,395
Wireless and internet cost of service(2)	19,178	18,668	17,566
Selling, general and administrative(3)	54,866	56,488	50,679
Depreciation	30,770	28,866	26,287

Total operating expense	140,126	139,636	128,927

Operating income	23,554	21,325	19,048

Other income (expense):
Equity in income of unconsolidated companies, net	5,771	5,829	4,862
Interest, dividend income and gain on sale of investments	1,463	16,269	6,572
Impairment of investments	(1,834)	(1,744)	(1,058)
Other expense, principally interest	(4,806)	(6,443)	(7,051)

Total other income (expense)	594	13,911	3,325

Income from continuing operations before income taxes	24,148	35,236	22,373
Income taxes	9,445	13,526	8,808

Income from continuing operations	14,703	21,710	13,565
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 in 2003 and $3,278 in 2002, including a loss on disposal of $4,378 in 2002	—	(424)	(5,657)

Net income	14,703	21,286	7,908
Dividends on preferred stock	20	20	20

Earnings for common stock	$14,683	$21,266	$7,888

Basic earnings (loss) per share:
Continuing operations	$0.78	$1.16	$0.72
Discontinued operations	—	(0.02)	(0.30)
Net income	0.78	1.13	0.42
Diluted earnings (loss) per share:
Continuing operations	$0.77	$1.15	$0.72
Discontinued operations	—	(0.02)	(0.30)
Net income	0.77	1.13	0.42
Basic weighted average shares outstanding	18,867	18,747	18,710
Diluted weighted average shares outstanding	19,007	18,808	18,746

(1)	Excludes depreciation expense of $21.2 million, $21.5 million and $19.6 million in 2004, 2003 and 2002, respectively.

(2)	Excludes depreciation expense of $4.7 million, $3.0 million and $2.0 million in 2004, 2003 and 2002, respectively.

(3)	Excludes depreciation expense of $4.9 million, $4.4 million and $4.7 million in 2004, 2003 and 2002, respectively.
See accompanying notes to the consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2004, 2003 and 2002
(in thousands)

		(Restated)	(Restated)
	2004	2003	2002

Net income	$14,703	$21,286	$7,908
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities, net of tax expense (benefit) of $(481), $376, and ($1,996) in 2004, 2003 and 2002, respectively	(861)	673	(3,570)
Reclassification adjustment for gains (losses) on investments realized in net income, net of tax benefit of $326, ($23) and ($902) in 2004, 2003 and 2002, respectively	584	(41)	(1,613)

Comprehensive income	$14,426	$21,918	$2,725

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

						(Restated)
						Accum.		(Restated)
	5% Series					Other	(Restated)	Total
	Pref.	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Pref. Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2001 (as previously reported)	$336	$61	$40,847	$298	$(654)	$4,786	$117,901	$163,575
Restatement (see Note 2)	—	—	—	—	—	257	(1,622)	(1,365)

Balances at December 31, 2001 (as Restated)	336	61	40,847	298	(654)	5,043	116,279	162,210
Net income (Restated)	—	—	—	—	—	—	7,908	7,908
Issuance of 118,823 shares of stock	—	—	1,608	—	—	—	—	1,608
Issuance of 16,488 shares for exercise of stock options	—	—	164	—	—	—	—	164
Repurchase of 182,579 shares of common, including cancellations	—	—	(2,662)	—	—	—	—	(2,662)
Redemption of 4.8% preferred stock	—	—	5	—	—	—	—	5
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.8% preferred	—	—	—	—	—	—	(3)	(3)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,869)	(4,869)
Other comprehensive Loss (Restated)	—	—	—	—	—	(5,183)	—	(5,183)
Restricted stock compensation, net of $1,129 earned in 2002	—	—	—	—	184	—	—	184

Balances at December 31, 2002 (Restated)	$336	$61	$39,962	$298	$(470)	$(140)	$119,295	$159,342

Net income (Restated)	—	—	—	—	—	—	21,286	21,286
Issuance of 97,282 shares of common stock	—	—	1,047	—	—	—	—	1,047
Issuance of 28,248 shares for exercise of stock options	—	—	252	—	—	—	—	252
Repurchase of 43,083 shares of common, including cancellations	—	—	(461)	—	—	—	—	(461)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,890)	(4,890)
Other comprehensive Income (Restated)	—	—	—	—	—	632	—	632
Restricted stock compensation, net of $774 earned in 2003	—	—	—	—	206	—	—	206

Balances at December 31, 2003 (Restated)	$336	$61	$40,800	$298	$(264)	$492	$135,671	$177,394

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

						(Restated)
						Accum. Other		(Restated)
	5% Series					Comprehensive	(Restated)	Total
	Pref.	4.5% Series	Common	Other	Unearned	Income	Retained	Stockholders’
	Stock	Pref. Stock	Stock	Capital	Compensation	(Loss)	Earnings	Equity

Balances at December 31, 2003 (Restated)	$336	$61	$40,800	$298	$(264)	$492	$135,671	$177,394

Net income	—	—	—	—	—	—	14,703	14,703
Issuance of 141,302 shares of common stock	—	—	1,752	—	—	—	—	1,752
Issuance of 2,974 shares for exercise of stock options	—	—	25	—	—	—	—	25
Repurchase of 29,638 shares of common, including cancellations	—	—	(355)	—	—	—	—	(355)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,990)	(4,990)
Other comprehensive Income (loss)	—	—	—	—	—	(277)	—	(277)
Restricted stock compensation, net of $812 earned in 2004	—	—	—	—	(4)	—	—	(4)

Balances at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(in thousands)

		(Restated)	(Restated)
	2004	2003	2002

Cash flows from operating activities:
Net income	$14,703	$21,286	$7,908
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	424	5,657
Depreciation	30,770	28,866	26,287
Post-retirement benefits	(201)	146	282
Gain on sale of investment securities	(466)	(64)	(3,573)
Impairment of investments	1,834	1,744	1,058
Amortization of restricted stock	812	774	1,129
Gain on sale of investments in unconsolidated companies	—	(15,063)	(1,704)
Undistributed income of unconsolidated companies	(5,771)	(5,829)	(4,862)
Undistributed patronage dividends	(422)	(380)	(698)
Provision for loss on accounts receivable	1,399	1,439	1,685
Deferred income taxes and tax credits	5,331	10,363	2,804
Changes in operating assets and liabilities:
Accounts receivable	763	(1,572)	(1,027)
Materials and supplies	694	(304)	731
Other assets	(1,498)	740	(864)
Accounts payable	572	(2,410)	(1,732)
Customer deposits and advance billings	467	54	389
Accrued liabilities	1,040	3,282	1,500
Income taxes	664	6,151	526

Net cash provided by operating activities	50,691	49,647	35,496

Cash flows from investing activities:
Capital expenditures, net	(27,197)	(23,762)	(44,283)
Purchases of investments in unconsolidated companies	(1,391)	(3,849)	(750)
Purchases of investment securities	(1,498)	(396)	(3,240)
Proceeds from sale of investment in unconsolidated companies	—	17,052	2,011
Purchase of wireless spectrum	(200)	—	(238)
Proceeds from sale of investment securities	2,530	458	5,442
Capital distribution from unconsolidated companies	3,744	5,679	5,959
Acquisitions, net of cash	—	—	(3,212)

Net cash used in investing activities	(24,012)	(4,818)	(38,311)

Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(30,000)	—
Proceeds from credit facility, net of repayments	—	—	10,000
Redemption of preferred stock	—	—	(95)
Dividends paid	(5,010)	(4,909)	(4,892)
Repurchases of common stock	—	—	(2,371)
Proceeds from common stock issuances	200	428	610

Net cash (used in) provided by financing activities	(14,810)	(34,481)	3,252

Net cash used in discontinued operations	(468)	(1,043)	(1,182)
Net increase (decrease) in cash and cash equivalents	11,401	9,305	(745)
Cash and cash equivalents at beginning of year	16,957	7,652	8,397

Cash and cash equivalents at end of year	$28,358	$16,957	$7,652

Supplemental cash flow information:
Cash paid for income taxes	$3,443	$2,271	$3,579
Cash paid for interest	5,177	8,137	6,474
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum	$—	$(17,697)	$—
Issuance of note payable in connection with acquisition of wireless spectrum	—	—	17,697
See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
      The Company has restated certain previously reported financial information. See Note 2 to the Consolidated Financial Statements for additional information regarding these restatement matters.
                   (a) Principles of Consolidation and Organization
      These consolidated financial statements include the accounts of CT Communications, Inc., a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (“Concord Telephone”), CT Wireless Cable, Inc. (“CT Wireless Cable”), Wavetel, L.L.C. (“Wavetel”), WebServe, Inc. (“WebServe”), Wireless One of North Carolina, L.L.C. (“WONC”), CTC Long Distance Services, LLC (“CTLD”), CT Cellular, Inc. (“CT Cellular”), CTC Exchange Services, Inc. (“Exchange Services”), CT Internet Services, Inc. (“Internet Services”), CT Communications Northeast Wireless Trust (liquidated in December 2003), CT Communications Northeast Trust (“NE Trust”) (liquidated in December 2003), CT Communications Northeast, Inc. (“NECO”), CT Services, Inc., CTC Employment Services, LLC, Wavetel NC License Corporation, Progress Place Realty Holding Company, LLC, CT Global, LLC (“CT Global”), WaveTel TN, L.L.C., Carolina Personal Communications, Inc. (“CTC Wireless”).
      CT Communications, Inc. and subsidiaries (the “Company”) operate entirely in the communications industry. Concord Telephone, the Company’s principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service through CTLD. CT Cellular owns and accounts for investments in a limited partnership, which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless provides wireless telephone service to customers in the Company’s service area and accounts for the retail operations and services provided in relation to personal communications services, a wireless telecommunications system which includes voice, data interface and paging. CT Wireless Cable accounts for the investment in WONC. WONC accounts for the investment in Wavetel NC License Corporation, which holds the ownership of certain Educational Broadband Service (“EBS”) and Broadband Radio Services (“BRS”) wireless spectrum primarily in North Carolina. Exchange Services provides competitive local telephone service in North Carolina. CT Global was formed to build telecommunications networks outside of the United States. NECO holds the Company’s investment securities and investments in unconsolidated companies. NE Trust was liquidated in 2003. Internet Services provides Internet services to customers in North Carolina and Georgia. WebServe provided web hosting, electronic commerce, collocation, virtual private network or intranets, remote access and security solutions to customers primarily in North Carolina until the sale of WebServe assets, which occurred in October 2004. Wavetel provided broadband wireless data and voice services in Fayetteville, North Carolina until December 9, 2002.

(b) Reclassifications
      In certain instances, amounts previously reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

(c) Property and Equipment
      Telephone plant in service is stated at original cost and includes certain indirect costs consisting of payroll taxes, pension and other fringe benefits.
      Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments of property and equipment are capitalized. Within Concord

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(d) Investment Securities
      Investment securities at December 31, 2004 and 2003 consist of debt securities and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.
      A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

(e) Other Investments
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
      During the third quarter of 2004, the Company revised the classification of one investment previously classified as an other investment. This investment was reclassified as an investment in unconsolidated companies and has been accounted for under the cost method, as there is no readily determinable market value. As a result of this change, $0.3 million of other investments was reclassified to investments in unconsolidated companies on the Condensed Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003. This change had no impact on the Condensed Consolidated Statements of Income.

(f) Investments in Unconsolidated Companies
      The Company has interests in several partnerships and corporations that operate in the telecommunications industry. Investments in unconsolidated companies over which the Company has the ability to exercise significant influence are accounted for by the equity method.

(g) Materials and Supplies
      Materials and supplies are determined principally at the lower of average cost or market. Cost of sales are charged at average cost.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Income Taxes
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

(i) Revenue Recognition
      Revenue is recognized when services are provided regardless of the period in which they are billed. Revenue from sales of telephone equipment is recognized upon delivery to the customer for direct-sales of equipment while revenue from sales-type leases is recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.
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
      Wireless revenues are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on the provisions of EITF No. 00-21, the Company divides these arrangements into separate units of accounting, including the wireless service and handset.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. Any non-refundable, up-front activation fee charged to the subscriber is allocated to the handset and to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset is recognized as revenue when the handset is delivered and accepted by the subscriber.

(j) Goodwill and Intangibles
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
      As of December 31, 2004 and December 31, 2003, the Company completed its annual impairment test that resulted in no impairment charge to goodwill or wireless licenses as the determined fair value exceeded carrying value.
      Other intangible assets at December 31, 2004 and December 31, 2003 consisted of wireless licenses with a carrying value of $35.4 million and $35.2 million, respectively.

(k) Cash Equivalents
      For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities at the date of purchase of three months or less to be cash equivalents.

(l) Use of Estimates
      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of property and equipment and long-lived assets; valuation allowances for receivables; deferred income tax assets; revenue recognition; goodwill and intangibles; investments; and obligations related to employee benefits. Actual results could differ from those estimates.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Impairment of Long-Lived Assets
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

(n) Stock Option Plans
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
      SFAS No. 123 (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after June 15, 2005.
      At December 31, 2004, the Company had five stock-based compensation plans, which are described in Note 13 herein. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		(Restated)	(Restated)
	2004	2003	2002

Assumptions used in Black Scholes pricing model:
Expected dividend yield	1.92%	3.1%	1.5%
Risk-free interest rate	3.3%	3.5%	4.5%
Weighted average expected life	5 years	6 years	6 years
Expected volatility	52%	52%	53%
Fair value per share of options granted	$5.65	$4.74	$8.22

Net income as reported (restated)	$14,703	$21,286	$7,908
Earnings per share as reported — basic	0.78	1.13	0.42
Earnings per share as reported — diluted	0.77	1.13	0.42
Stock based compensation costs, net of income tax, included in net income as reported	812	774	1,129

Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	1,086	807	1,075
Pro-forma net income	13,617	20,479	6,833
Pro-forma earnings (loss) per share — basic	0.72	1.09	0.37
Pro-forma earnings (loss) per share — diluted	0.72	1.09	0.36

(o) Earnings Per Share
      Basic earnings per share are computed by dividing earnings for common stock by the weighted average number of common shares outstanding during the period.
      Diluted earnings per share are calculated by including all dilutive common shares such as stock options. Dilutive potential shares were 140,000 in 2004, 61,000 in 2003 and 36,000 in 2002. Anti-dilutive shares totaling 544,000 in 2004, 572,000 in 2003 and 645,000 in 2002 were not included in the computation of diluted earnings per share and diluted weighted average shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. No adjustment to earnings for common stock is required when computing diluted earnings per share.

(p) Derivative Instruments and Hedging Activities
      The Company is exposed to certain interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading or speculative purposes.
      The Company accounts for its derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. The variable-to-fixed interest rate swaps are accounted for as freestanding derivatives, with changes in its fair value recorded through interest expense.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Recent Accounting Pronouncements
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
      SFAS No. 123 (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.
      SFAS No. 132 (revised), “Employers Disclosures about Pensions and Other Postretirement Benefits”, was issued in December 2003. This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

(2)	Restatement of Previously Issued Financial Statements
      The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at December 31, 2001 resulted in a reduction of accounts receivable, customer deposits and advanced billings, income taxes payable and retained earnings of $1.6 million, $0.2 million, $0.5 million and $1.3 million, respectively. The correction of this error to years subsequent to 2001 resulted in a small decrease in revenue in 2002 and a small increase in revenue in 2003.
      The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. These errors resulted in an overstatement of depreciation expense of $0.5 million and $2.2 million in 2002 and 2003, respectively. The correction of these errors increased net income $0.3 million and $1.3 million in 2002 and 2003, respectively.
      The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in fixed assets of $1.0 million to properly record the leased asset and a decrease in other accrued liabilities of $0.5 million at December 31,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003. Operating expense decreased $0.3 million in 2002 and increased $0.4 million in 2003. The after tax impact of these adjustments resulted in an increase (decrease) to net income of $0.2 million and ($0.2) million in 2002 and 2003, respectively.
      The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.
      During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The cumulative impact of this error at December 31, 2001 resulted in a decrease in retained earnings and an increase in accumulated other comprehensive income of $0.3 million. In years subsequent to 2001, the correction of this error resulted in an increase (decrease) in interest expense of $0.7 million and ($0.6) million in 2002 and 2003, respectively. The after tax impact of the correction of this error resulted in an increase (decrease) to net income of ($0.5) million and $0.4 million for the years ended December 31, 2002 and 2003, respectively.
      The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The cumulative impact of this error at December 31, 2001 is a reduction of retained earnings of $0.1 million. The impact of this error in 2002 and 2003 was an increase in rent expense of $0.1 million and $0.1 million, respectively.
      The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include an increase in equity in income of unconsolidated companies of $0.2 million in 2003 and an increase (decrease) in dividend income of ($0.2) million and $0.2 million in 2003 and 2002, respectively. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at December 31, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cumulative impacts of these restatements on the financial statements are summarized below (in thousands, except per share amounts):
      Effect on selected Consolidated Balance Sheet data as of December 31, 2003:
Selected Consolidated Balance Sheet Data
December 31, 2003
(in thousands)

	2003		2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Balance Sheet
Accounts receivable	$22,301	$(2,768)	$19,533
Total current assets	44,630	(2,768)	41,862
Investment securities	7,120	398	7,518
Other investments	1,353	(275)	1,078
Investments in unconsolidated companies	13,652	(618)	13,034
Property and equipment, net	208,370	3,151	211,521
Other assets	1,436	1,129	2,565
Total assets	321,668	1,017	322,685
Accounts payable	6,414	(164)	6,250
Customer deposits	2,665	175	2,840
Accrued payroll	6,505	48	6,553
Income taxes payable	2,821	(275)	2,546
Other accrued liabilities	4,446	502	4,948
Total current liabilities	27,465	286	27,751
Other liabilities	2,579	314	2,893
Deferred income taxes	22,618	553	23,171
Total deferred credits and other liabilities	36,673	867	37,540
Total liabilities	144,138	1,153	145,291
Other accumulated comprehensive income (loss)	558	(66)	492
Retained earnings	135,741	(70)	135,671
Total stockholders’ equity	177,530	(136)	177,394
Total liabilities and stockholders’ equity	321,668	1,017	322,685

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effect on selected Consolidated Statements on Income data for the years ended December 31, 2003 and 2002:
Selected Consolidated Statement of Income Data
Year ended December 31, 2003
(in thousands, except per share data)

	2003		2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Income Statement
Telephone revenue	$121,979	$4	$121,983
Wireless and Internet revenue	38,929	49	38,978
Total operating revenue	160,908	53	160,961
Telephone cost of service	35,673	(59)	35,614
Wireless and Internet cost of service	18,661	7	18,668
Selling, general and administrative	56,175	313	56,488
Depreciation	30,848	(1,982)	28,866
Total operating expense	141,357	(1,721)	139,636
Operating income	19,551	1,774	21,325
Equity in income of affiliates, net	5,664	165	5,829
Interest, dividend income and gain on sale of investments	16,513	(244)	16,269
Other expenses, principally interest	(7,121)	678	(6,443)
Total other income (expense)	13,312	599	13,911
Income from continuing operations before income taxes	32,863	2,373	35,236
Income taxes	12,620	906	13,526
Income from continuing operations	20,243	1,467	21,710
Net income	19,819	1,467	21,286
Earnings for common stock	19,799	1,467	21,266
Basic earnings per common share:
Continuing operations	$1.08	$0.08	$1.16
Net income	1.06	0.08	1.13
Diluted earnings per common share:
Continuing operations	$1.08	$0.08	$1.15
Net income	1.05	0.08	1.13

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Consolidated Statement of Income Data
Year ended December 31, 2002
(in thousands, except per share data)

	2002		2002
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Income Statement
Telephone revenue	$113,918	$(32)	$113,886
Wireless and Internet revenue	34,138	(49)	34,089
Total operating revenue	148,056	(81)	147,975
Wireless and Internet cost of service	17,463	103	17,566
Selling, general and administrative	50,976	(297)	50,679
Depreciation	26,821	(534)	26,287
Total operating expense	129,655	(728)	128,927
Operating income	18,401	647	19,048
Interest, dividend income and gain on sale of investments	6,328	244	6,572
Other expenses, principally interest	(6,358)	(693)	(7,051)
Total other income (expense)	3,774	(449)	3,325
Income from continuing operations before income taxes	22,175	198	22,373
Income taxes	8,696	112	8,808
Income from continuing operations	13,479	86	13,565
Net income	7,822	86	7,908
Earnings for common stock	7,802	86	7,888
Basic earnings per common share:
Continuing operations	$0.72	$0.00	$0.72
Net income	0.42	0.00	0.42
Diluted earnings per common share:
Continuing operations	$0.72	$0.00	$0.72
Net income	0.42	0.00	0.42
      Selected Consolidated Statements of Comprehensive Income (Loss) data for years ended December 31, 2003 and 2002:
Selected Consolidated Statement of Comprehensive Income (Loss) Data
Year ended December 31, 2003
(in thousands)

	2003		2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Net income	$19,819	$1,467	$21,286
Unrealized holding gains (losses) on available for sale securities	1,069	(396)	673
Net realized holding gains (losses) on interest rate swaps	347	(347)	—
Comprehensive income (loss)	21,194	724	21,918

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Consolidated Statement of Comprehensive Income (Loss) Data
Year ended December 31, 2002
(in thousands)

	2002		2002
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Net income	$7,822	$86	$7,908
Unrealized holding gains (losses) on available for sale securities	(2,891)	(679)	(3,570)
Net realized holding gains (losses) on interest rate swaps	(420)	420	—
Reclassification adjustment for gains (losses) realized in net income	(2,292)	679	(1,613)
Comprehensive income (loss)	2,219	506	2,725
      Effect on selected Consolidated Statement of Cash Flows data for the years ended December 31, 2003 and 2002:
Selected Consolidated Statement of Cash Flows Data
Year ended December 31, 2003
(in thousands)

	2003		2003
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Net income	$19,819	$1,467	$21,286
Depreciation	30,848	(1,982)	28,866
Undistributed income of unconsolidated companies	(5,664)	(165)	(5,829)
Undistributed patronage dividends	(565)	185	(380)
Deferred income taxes and tax credits	9,504	859	10,363
Accounts receivable	(1,135)	(437)	(1,572)
Other assets	279	461	740
Accounts payable	(2,246)	(164)	(2,410)
Customer deposits	72	(18)	54
Accrued liabilities	3,534	(252)	3,282
Income taxes	6,105	46	6,151
Net cash provided by operating activities	49,647	—	49,647

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Consolidated Statement of Cash Flows Data
Year ended December 31, 2002
(in thousands)

	2002		2002
	As Previously	Restatement	As
	Reported	Adjustment	Restated

Net income	$7,822	$86	$7,908
Depreciation	26,821	(534)	26,287
Undistributed patronage dividends	(513)	(185)	(698)
Deferred income taxes and tax credits	2,513	291	2,804
Accounts receivable	(1,729)	702	(1,027)
Other assets	(203)	(661)	(864)
Customer deposits	407	(18)	389
Accrued liabilities	1,275	225	1,500
Income taxes	432	94	526
Net cash provided by operating activities	35,496	—	35,496

(3)	Discontinued Operations
      On December 9, 2002 the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel. The Company ceased operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with SFAS No. 144. Wavetel’s revenues, reported in discontinued operations, for the year ended December 31, 2002 were $164,286. Wavetel’s loss before income taxes, reported in discontinued operations, for the year ended December 31, 2002 was $8.9 million. During 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million. The additional loss relates to the Company’s inability to sublease certain facilities previously used in Wavetel’s operations. The adjustment is an estimate based on current market conditions and could be revised on a quarterly basis as new information becomes available. As of December 31, 2004, the Company believes the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.
      In connection with the discontinuance of operations, the Company recognized a pre-tax loss of $4.4 million in 2002 to write-down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and record related liabilities for estimated severance costs, lease termination costs, and other exit costs in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations presented separately under the captions “Liabilities of discontinued operations,” in the accompanying balance sheets at December 31, 2004 and 2003, consist primarily of lease obligations of $0.6 million and $1.1 million, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Property and Equipment
      Property and equipment at December 31, 2004 and 2003 is composed of the following (in thousands):

		(Restated)
	2004	2003

Land, buildings and general equipment	$91,705	$90,915
Central office equipment	177,455	164,210
Poles, wires, cables and conduit	155,049	143,805
Construction in progress	5,559	5,438

	429,768	404,368
Accumulated depreciation	(222,696)	(192,847)

Property and equipment, net	$207,072	$211,521

(5)	Investment Securities
      The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at December 31, 2004 and 2003, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding	Fair
Equity Securities Available-for-sale	Amortized Cost	Gains	Losses	Value

At December 31, 2004	$4,855	$384	$(49)	$5,190

At December 31, 2003 (Restated)	$6,798	$815	$(95)	$7,518

      During 2004, the Company revised the classification of certain investments that were historically classified as investment securities. These investments will be accounted for under the cost method as there is no readily determinable market value. As a result of this change, $0.2 million of investment securities were reclassified as investments in unconsolidated companies on the Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003. This change did not affect gross unrealized holding gains or losses and had no impact on the consolidated statements of income.
      Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at December 31, 2004 is as follows (in thousands):

	Less than 12
	Months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Common stock	$682	$14	$777	$35	$1,459	$49

Total temporarily impaired securities	$682	$14	$777	$35	$1,459	$49

      The fair value and unrealized losses noted above that are greater than 12 months relate to three different investments. These investments are expected to recover as the economy improves and are currently increasing in value. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be realized.
      In 2004, 2003 and 2002 proceeds from the sale of investment securities available for sale were $2.5 million, $0.5 million, and $5.4 million and included in income were gross realized gains of

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.5 million, $0.1 million, and $4.2 million. Gross realized losses were insignificant in 2004 and 2003 and were $0.6 million in 2002.
      During 2004 and 2003, the Company recognized impairment losses of $1.4 million and $1.7 million, respectively. Of the $1.4 million in 2004, $1.3 million related to an impairment loss on an equity security investment due to a decline in fair value of the equity security that, in the opinion of management, was considered to be other than temporary. Impairment losses are included in the caption “Impairment of investments” on the Consolidated Statements of Income.

(6)	Investments in Unconsolidated Companies
      Investments in unconsolidated companies consist of the following (in thousands):

	Ownership
	Percentage		(Restated)
	2004	2004	2003

Equity Method:
Palmetto MobileNet, L.P.	22.4%	$10,933	$8,902
Other	Various	40	100
Cost Method:
Magnolia Holding Company	4.6%	1,680	1,680
PRE Holdings, Inc. (formerly ITC Financial Services, LLC)	1.55%	2,100	840
Other	Various	1,249	1,512

Total		$16,002	$13,034

      Palmetto MobileNet, L.P. is a partnership that holds interests in 10 cellular rural service areas (“RSAs”) in North and South Carolina. The Company’s investment in Palmetto MobileNet, L.P. is accounted for within CT Cellular. Alltel Communications, Inc. is the managing partner of the 10 RSAs. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet L.P.’s operating and financial activities through the Company’s ownership interest in the corporate general partner of Palmetto MobileNet, L.P. During 2003, the partnership purchased the equity interest of one of the participating partners that resulted in an increase in the Company’s partnership interest from 19.8% to 22.4%.
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
      In May 2003, the Company purchased a 4.6% interest in Magnolia Holding Company (“Magnolia”) for $3.0 million. The primary asset of Magnolia was Knology, Inc. (“Knology”), a company that provides voice, video, data and Internet connectivity to consumers, that became public in December 2003. In August 2003, the Company received a distribution from Magnolia in the form of shares of Knology preferred stock, which were later converted to common stock prior to Knology going public. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. The shares of Knology stock are classified as available-for-sale investment securities at December 31, 2004 and 2003.
      In December 2003, the Company committed to purchase a 4.0% ownership interest in ITC Financial Services, LLC (“ITC Financial”) for $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card for

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain transaction fees. In December 2003, the Company invested $0.8 million of its total $2.1 million commitment. In December 2004, the Company invested an additional $1.3 million, which fulfilled its total investment commitment to ITC Financial. Also in December 2004, ITC Financial merged with PRE Solutions to form PRE Holdings, Inc. The Company’s ownership interest in the newly formed company is 1.55%.
      During 2004, the Company recognized impairment losses of $0.5 million on certain investments in unconsolidated companies. These impairment losses are included in the caption “Impairment of investments” in the accompanying statements of income.
      The Company recognized income of $5.8 million, $5.8 million and $4.9 million in 2004, 2003 and 2002, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to Palmetto MobileNet, L.P.
      Summarized financial position information and combined results of operations for Palmetto MobileNet, L.P. as of December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Current assets	$3,125	$6,201	$9,739
Property and other non-current assets	104,730	94,811	85,173
Current liabilities	398	2,767	269
Long-term debt	13,582	13,436	—
Partners’ capital	93,876	84,810	94,643
Equity in earnings of RSA partnership interests	26,563	28,258	24,825
Operating income	26,009	27,788	24,424
Net income	25,793	27,895	24,650
(7) Acquisitions
      On September 14, 2001, CT Wireless Cable entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Wireless One, Inc. and WorldCom Broadband Solutions, Inc., each of which was a subsidiary of WorldCom, Inc., pursuant to which Wireless One of North Carolina, LLC (“WONC”) would purchase from Wireless One, Inc. its entire 50% interest in WONC. The FCC approved this transaction on March 28, 2002 and the transaction was closed on April 5, 2002. As a result of this transaction, CT Wireless Cable held 100% of the equity interest in WONC. This transaction has been accounted for using the purchase method of accounting. As a result, the results of WONC have been consolidated with the Company’s results from the beginning of the second quarter 2002. Pro forma results for WONC are not material to the Company’s consolidated financial statements. The total purchase price for Wireless One, Inc.’s interest in WONC was $20.7 million. Payment consisted of $3.0 million in cash and a promissory note of $17.7 million.
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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which WONC would transfer to Wireless One, Inc. certain of WONC’s licensed frequencies and a payment of all accrued interest in satisfaction of WONC’s $17.7 million promissory note to Wireless One, Inc.
      On April 22, 2003, WONC executed an agreement that resulted in the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. The agreement resulted in the payment of accrued interest due under the promissory note and the agreement to transfer certain licensed frequencies to Wireless One, Inc. in exchange for the cancellation of the $17.7 million promissory note payable to Wireless One, Inc. At December 31, 2003 and 2004, CT Wireless Cable held 100% of the equity interest in WONC.
(8) Fair Value of Financial Instruments
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
      Based on the methods and assumptions noted above, the estimated fair values of the Company’s financial instruments, excluding the fixed-rate term loan, approximate carrying amounts at December 31, 2004 and 2003 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.
      The carrying value of the $50.0 million fixed-rate term loan was approximately $54.3 million and $54.8 million at December 31, 2004 and 2003, respectively. The fair value estimate is based on the overall weighted interest rates and maturity and the rates and terms currently available in the long term financing markets.

(9)	Debt Instruments
      Long-term debt at December 31 consists of the following (in thousands):

	2004	2003

Line of credit with interest at LIBOR plus 1.25% (3.50% at December 31, 2004)	$20,000	$30,000
Term loan with interest at 7.32%	50,000	50,000

	70,000	80,000
Less: Current portion of long-term debt	5,000	—

Long-term debt	$65,000	$80,000

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on December 31, 2004 was 3.5%. During the twelve months ended December 31, 2004, the Company elected to repay $10.0 million in principal on this credit facility. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of December 31, 2004, $20.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of December 31, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly installments of $1.25 million. The term loan and line of credit are unsecured and have debt covenants with specific requirements for leverage and the ratio of indebtedness to total capitalization. The Company is in compliance with all debt covenants as of December 31, 2004. The Company has one interest rate swap agreement as of December 31, 2004 (See Note 11).
      Interest expense recognized in 2004, 2003 and 2002 was $4.7 million, $5.8 million, and $6.7 million, respectively. The aggregate maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$5,000
2006	25,000
2007	5,000
2008	5,000
2009	5,000
Thereafter	25,000

Total debt	$70,000

(10)	Lease Obligations
      The Company leases certain equipment under long-term lease arrangements. The total obligation under these agreements at December 31, 2004 is $1.0 million, of which $0.5 million is classified as short term and is included in other accrued liabilities on the Consolidated Balance Sheets. The long-term portion of the capital lease obligations of $0.5 million is included in other long-term liabilities on the Consolidated Balance Sheets. The assets under these capital leases have been classified in property and equipment and amount to $1.7 million at December 31, 2004 and 2003. Accumulated depreciation of these assets was $0.8 million and $0.3 million at December 31, 2004 and 2003, respectively. The assets are depreciated over the life of the equipment.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also has several operating leases, primarily for wireless cell tower sites. Future minimum lease payments under these operating leases and future minimum capital lease payments as of December 31, 2004 are (in thousands):

	Capital leases	Operating leases

Year ending December 31:
2005	$485	$3,108
2006	485	2,113
2007	69	1,670
2008	—	1,629
2009	—	1,341
After 5 years	—	2,634

Total minimum lease payments	1,039	$12,495

Less amount representing interest (at rates from 4% to 6%)	(54)

Present value of net minimum capital lease payments	985
Less current installments of obligations under capital leases	(445)

Obligations under capital leases, excluding current installments	$540

      The operating lease commitments include the Company’s expected optional renewal periods that are reasonably assured related primarily to certain cell tower sites. The cell tower leases, which are subject to rent escalation clauses, generally have initial five-year terms with renewal options for additional five-year terms totaling 15 to 25 years. The Company’s gross rental expense totaled $3.4 million in 2004, $4.1 million in 2003, and $4.4 million in 2002.

(11)	Derivative Financial Instruments
      The Company has interest rate swap agreements with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swaps are accounted for as freestanding derivatives, with changes in its fair value recorded through interest expense. As of December 31, 2003, three swap agreements were outstanding on $20 million of the line of credit whereby the Company paid interest at fixed rates ranging from 3.81% to 5.9% in return for receiving interest at LIBOR. During 2004, two of the swaps matured. Under the agreement remaining at December 31, 2004, the Company pays interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. The remaining agreement matures on November 3, 2006.
      The fair value of the swap agreements at December 31, 2004 and 2003 was ($0.1) million and ($0.5) million, respectively and are recorded in other long-term liabilities.
      Adjustments to fair value of the swaps resulted in a decrease in interest expense in 2004 and 2003 of $0.5 million and $0.6 million, respectively. Interest expense in 2002 was increased by $0.7 million as a result of the change in fair value of the interest rate swaps.

(12)	Common Stock and Preferred Stock Not Subject to Mandatory Redemption
      There are 100,000,000 shares of voting common stock, no par value, authorized.
      The Company has a shareholders’ rights plan that entitles each shareholder the right to purchase additional shares of common stock at a specified price upon the occurrence of certain events related to a potential change in control.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash dividends per share of common stock were $0.265 in 2004 and $0.26 in each of 2003 and 2002.
      Preferred stock is comprised of cumulative $100 par value 5% and 4.5% series stock. There are 17,000 shares of the 5% series stock authorized and 2,000 shares of the 4.5% series stock authorized.

(13)	Stock Compensation Plans
      At December 31, 2004, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.
Comprehensive Stock Option Plan
      The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2004, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant. Options become exercisable over periods from six months to four years after the grant date.
      Activity under the Comprehensive Option Plan for each of the years in the three-year period ended December 31, 2004 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding and exercisable at December 31, 2001	90,832	$9
Options granted	—	—
Options exercised	(6,048)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2002	84,784	9
Options granted	—	—
Options exercised	(28,248)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2003	56,536	9
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2004	56,536	$9

      As of December 31, 2004 and 2003, the 56,536 options outstanding have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 1.4 and 2.4 years, respectively. Options granted generally vest over a four-year period.
Restricted Stock Award Program
      The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight-line basis over the restricted period, generally 1 to 10 years. At December 31, 2004, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.
Director Compensation Plan
      In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares have been reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the grant date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2004, the Company granted 12,987 shares with an average fair market value of $13.
Omnibus Stock Compensation Plan
      During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 stock awards under the plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the Amended and Restated 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, generally based on the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.
      Activity under the Stock Plan for the three years ended December 31, 2004 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding at December 31, 2001	460,125	$21
Options granted	—	—
Options exercised	(10,440)	11
Options forfeited	(43,452)	24

Options outstanding at December 31, 2002	406,233	24
Options granted	—	—
Options exercised	—	—
Options forfeited	(55,407)	22

Options outstanding at December 31, 2003	350,826	23
Options granted	—	—
Options exercised	—	—
Options forfeited	(24,440)	23

Options outstanding at December 31, 2004	326,386	$23

      As of December 31, 2004 and 2003, the 326,386 and 350,826 options outstanding have exercise prices of between $10 and $31 and a weighted-average remaining contractual life of 5.2 and 6.2 years,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. Options granted generally vest over a five year period. At December 31, 2004, 2003 and 2002, approximately 301,246, 259,200 and 206,589 shares were exercisable.
Amended and Restated 2001 Stock Incentive Plan
      During 2004, the Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. At December 31, 2004, the number of shares of common stock authorized for issuance but ungranted was 1,749,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company has issued 50,643 stock units under the plan, all of which are outstanding as of December 31, 2004.
      In 2004, 2003 and 2002, respectively, the Company granted 106,819, 70,711, and 77,099 restricted shares, under the Stock Incentive Plan, to participants with a weighted-average fair value of $12, $11, and $15. Of the 289,028 restricted shares that have been issued under the Stock Incentive Plan, 217,209 shares remain outstanding as of December 31, 2004.
      In addition, the Company has granted stock options under the Stock Incentive Plan. These options are granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must be exercised within ten years of the date of grant.
      Stock option activity under the Stock Incentive Plan for the three years ended December 31, 2004 is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding at December 31, 2001	—	$—
Options granted	269,203	15
Options exercised	—	—
Options forfeited	(21,322)	15

Options outstanding at December 31, 2002	247,881	15
Options granted	210,134	9
Options exercised	—	—
Options forfeited	(23,507)	12

Options outstanding at December 31, 2003	434,508	12
Options granted	563,068	12
Options exercised	(2,974)	9
Options forfeited	(49,104)	12

Options outstanding at December 31, 2004	945,498	$12

      As of December 31, 2004 and 2003, the 945,498 and 434,508 options outstanding have exercise prices of between $9 and $16 and a weighted-average remaining contractual life of 8.5 and 8.6 years, respectively. Options granted generally vest over a four-year period. At December 31, 2004, 2003 and 2002, approximately 194,256, 97,637 and 14,728 shares were exercisable.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Employee Stock Purchase Plan
      The Company approved the 2001 Employee Stock Purchase Plan (the “Employee Plan”) which authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. The purchase price of shares is established by the Compensation Committee and may not be less than 85% of the fair market value of Common Stock on the first or last day of an offering period. Employees electing to participate have their contributions to the Employee Plan made by payroll deduction. Under the Employee Plan, 7,550, 11,321 and 11,402 shares were issued at a weighted average purchase price of $11, $10 and $13 per share in 2004, 2003 and 2002, respectively.

(15)	Employee Benefit Plans

(a) Pension Plan and Savings Plan
      The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest five consecutive plan years of compensation. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. During 2003, the Company made a $1.0 million cash contribution to the plan. The Company made no cash contributions in 2004.
      The measurement date is December 31 and the following table sets forth the funded status of the Company’s pension plan and amounts recognized in the Company’s financial statements at December 31, 2004 and 2003 (in thousands):

	2004	2003

Change in Benefit Obligation:
Benefit obligation at end of prior plan year	$(43,008)	$(37,038)
Service cost	(1,995)	(1,852)
Interest cost	(2,577)	(2,503)
Actuarial gain/(loss)	(961)	(3,823)
Actual distributions	2,085	2,208

Benefit obligation at end of year	$(46,456)	$(43,008)

Change in Plan Assets:
Plan assets at fair value at beginning of year	$43,205	$35,781
Actual return on plan assets	4,411	8,595
Actual employer contributions	—	1,037
Actual distributions	(2,085)	(2,208)

Plan assets at fair value at end of year	$45,531	$43,205

(Accrued)/ Prepaid Pension Cost:
Funded status	$(925)	$197
Unrecognized net actuarial gain	(3,342)	(3,263)
Unrecognized prior service	57	59

Net amount recognized	$(4,210)	$(3,007)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Percentage of
	total assets

	2004	2003

Summary of Plan Assets:
Company stock	3.5%	4.0%
Equity funds	74.7%	71.6%
Fixed income funds	21.8%	24.4%
      The Company’s pension plan has an equity range of 65% to 75% and a fixed income range of 25% to 35% and an expected return of 8% based on returns found in the Ibbotson Statistical Reference Book, “Stocks, Bonds, Bills and Inflation”. The investment strategy for equities has an emphasis on U.S. large cap equities. A small amount of plan assets are invested in the Company’s stock (approximately $1.6 million of the $45.5 million at December 31, 2004).
      Projected benefit payments expected to be paid for the years ended (in thousands):

December 31, 2005	$2,194
December 31, 2006	2,198
December 31, 2007	2,132
December 31, 2008	2,187
December 31, 2009	2,292
December 31, 2010 thru 2014	13,437
      Net pension cost for 2004, 2003 and 2002 included the following (in thousands):

	2004	2003	2002

Service cost, benefits earned during the period	$1,995	$1,852	$1,533
Interest cost on projected benefit obligation	2,577	2,503	2,354
Expected return on plan assets	(3,371)	(2,653)	(2,950)
Net amortization and deferral	2	2	(345)

Net periodic pension expense	$1,203	$1,704	$592

	2004	2003	2002

Key assumptions used:

Weighted average discount rate	6.00%	6.25%	6.75%
Average rate of compensation increase	3.5% to 6.5%	3.5% to 6.5%	3% to 9.5%
Expected long-term rates of return	8.00%	7.50%	7.50%
      The Company estimates that it will be not be required to contribute to the Company’s pension plan in 2005.
      The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $0.6 million and $0.5 million at December 31, 2004 and 2003, respectively. This plan was frozen on December 31, 2000. Accounts under the Plan continue to accrue interest at an interest rate that is a proxy for the 30-year Treasury bill rate. In 2004 and 2003, the annual rates of interest were 5.00% and 5.01%, respectively.
      The Company adopted a defined contribution Executive Non-qualified Excess Plan (the “Deferred Compensation Plan”) during 2001 for certain key executives. The Deferred Compensation Plan allows participants to defer compensation, including certain equity-based compensation.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Employee Savings Plan
      The Company has a 401(k) salary savings plan that allows employees to contribute a portion of their salary to the plan on a tax deferred basis. The Company contributed employee-matching funds of $1.1 million, $0.8 million, and $1.0 million for 2004, 2003 and 2002, respectively.

(c) Post-retirement Benefits
      In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides post-retirement medical benefits and life insurance coverage to full-time employees hired prior to January 1, 1993 who meet minimum age and service requirements. The plan is contributory with respect to coverage for certain retirees and beneficiaries. The Company’s policy is to fund the cost of medical benefits on a cash basis.
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
      On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. The Company has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1.
      The following table presents the plan’s accumulated post-retirement benefit obligation reconciled with amounts recognized in the Company’s balance sheets at December 31, 2004 and 2003 (in thousands):

	2004	2003

Change in Benefit Obligation:
Benefit obligation at end of prior plan year	$(8,378)	$(11,723)
Service cost	(68)	(51)
Interest cost	(499)	(512)
Amendments	519	—
Actuarial gain/(loss)	(640)	3,429
Other	508	479

Benefit obligation at end of year	$(8,558)	$(8,378)

(Accrued)/Prepaid Post-retirement Cost:
Funded status	$(8,558)	$(8,378)
Unrecognized net actuarial gain	(2,503)	(3,421)
Unrecognized prior service cost	(335)	(671)
Unrecognized transition obligation	352	1,224

Net amount recognized	$(11,044)	$(11,246)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic post-retirement benefit cost for 2004, 2003 and 2002 includes the following components (in thousands):

	2004	2003	2002

Service cost	$68	$51	$188
Interest cost	499	512	673
Amortization of transition obligation over 15 years	352	612	612
Amortization of gain	(154)	(223)	(98)
Amortization of prior service cost	(335)	(336)	(503)

Net periodic post-retirement benefit cost	$430	$616	$872

Key assumptions used:
Measurement date	December 31, 2004	December 31, 2003
Discount rate	6.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%
Assumed medical trend:
Current trend rate	12.00%	15.00%
Ultimate trend rate	6.00%	6.00%
Years to ultimate trend rate	2	2
      The following table illustrates the effect of increasing (decreasing) the medical trend rate one percent per future year, while holding all other assumptions constant. The change due to this increase (decrease) exemplifies the highly sensitive nature of the assumptions used in measuring SFAS No. 106 costs and liabilities. Other factors to consider include the assumed rates of retirement and the demographics of the plan participants. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-percentage	One-percentage
	point increase	point decrease

Effect on total service and interest cost	$8	$(12)
Effect on accumulated post-retirement benefit obligation	145	(200)

(16)	Income Taxes
      Total income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 were allocated as follows (in thousands):

		(Restated)	(Restated)
	2004	2003	2002

Income from continuing operations	$9,445	$13,526	$8,808
Discontinued operations	—	(276)	(3,278)
Stockholders’ equity, for unrealized holding gains and losses on debt and equity securities recognized for financial reporting purposes and benefit from exercise of stock options	(155)	353	(2,898)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense attributable to income from continuing operations for the years ended December 31, 2004, 2003 and 2002, consists of (in thousands):

		(Restated)	(Restated)
	2004	2003	2002

Current:
Federal	$1,701	$2,162	$1,764
State	1,872	1,111	1,616
Foreign	—	8	—

	3,573	3,281	3,380

Deferred:
Federal, net of investment tax credit amortization	6,463	9,416	4,721
State	(591)	829	707
Foreign	—	—	—

	5,872	10,245	5,428

Total	$9,445	$13,526	$8,808

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% in 2004, 2003, and 2002 to pretax income from continuing operations as a result of the following (in thousands):

		(Restated)	(Restated)
	2004	2003	2002

Amount computed at statutory rate	$8,452	$12,333	$7,831
State income taxes, net of federal income tax	721	876	784
Increase (decrease) in valuation allowance	(248)	386	532
Amortization of federal investment tax credit	(115)	(115)	(115)
Research and development credits	—	—	(35)
Worthless stock deduction	(2,100)	—	—
State audit settlement, net of federal income tax	2,605	—
Other, net	130	46	(189)

Income tax expense from continuing operations	$9,445	$13,526	$8,808

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were as follows (in thousands):

		(Restated)
	2004	2003

Deferred tax assets
Current:
Other accrued expenses and allowances	$1,132	$191

Total gross current deferred tax assets	1,132	191
Non-current:
Accrued post-retirement and pension benefits	6,040	5,675
Accrued incentive	1,269	1,457
Amortization of start-up costs	1,783	1,625
State net operating loss carryforwards	4,038	4,279
Other accrued expenses and allowances	2,725	971

Total gross non-current deferred tax assets	15,855	14,007
Total gross deferred tax assets	16,987	14,198
Total valuation allowance	(3,031)	(3,291)

Total net deferred tax assets	13,956	10,907
Deferred tax liabilities
Current:
Other accrued expenses and allowances	592	273

Total gross current deferred tax liabilities	592	273
Non-current:
Property and equipment, primarily related to depreciation differences	41,079	33,488
Other	514	38

Total gross non-current deferred tax liabilities	41,593	33,526

Total gross deferred tax liabilities	42,185	33,799

Net deferred tax liabilities	$28,229	$22,892

      The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase (decrease) of $(0.3) million, $0.4 million and $0.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004.
      At December 31, 2004, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $90.0 million that will expire in the years 2013-2019.
      In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain tax returns filed for the years ended December 31, 1998, 1999 and 2000. The assessments covered a number of issues, including the appropriate state tax treatment of the Company’s (a) gain on the sale of a partnership in 2000 and (b) income from certain Massachusetts entities that have managed the Company’s investment portfolio since 1998. Because the Company’s Massachusetts

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entities operated and earned income during the period 2001 through 2003, the State of North Carolina also sought to recover state taxes allegedly due on income during those periods.
      On January 31, 2005, the Company reached a tentative agreement with the State of North Carolina and advanced a cash payment of $4.5 million to settle all matters relating to the tax assessment, tax relating to the Massachusetts entities from 2001 through 2003 and certain other tax matters. The Company received a final executed settlement agreement on March 17, 2005.
      During 2004, the Company recognized an income tax benefit of approximately $2.1 million in connection with claiming a worthless stock deduction under IRC Sec. 165(g)(3), related to the Company’s investment in WebServe.
(17)     Segment Information
      The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. The segments and a description of their businesses are as follows:
          ILEC
      ILEC provides local telephone services,
          Wireless
      Wireless provides wireless phone services,
          CLEC
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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2004	2003	2002
(in thousands)
Operating revenue
ILEC	$93,016	$96,079	$94,276
Wireless	32,548	28,517	24,394
CLEC	19,123	19,681	15,503
Greenfield	8,108	6,223	4,107
IDS	10,885	10,461	9,695
Palmetto	26,563	28,258	24,825
Other	—	—	—

Total	$190,243	$189,219	$172,800

Operating income (loss)
ILEC	$27,160	$30,249	$30,394
Wireless	3,987	1,982	3,470
CLEC	(846)	(1,673)	(5,859)
Greenfield	(3,896)	(4,696)	(5,194)
IDS	(403)	(841)	(1,387)
Palmetto	26,009	27,788	24,424
Other	(2,448)	(3,696)	(2,376)

Total	$49,563	$49,113	$43,472

Depreciation
ILEC	$18,925	$19,157	$18,904
Wireless	1,930	1,689	1,137
CLEC	2,309	2,550	2,194
Greenfield	3,274	2,515	2,007
IDS	2,954	1,551	1,355
Palmetto	178	151	137
Other	1,378	1,404	690

Total	$30,948	$29,017	$26,424

Assets
ILEC	$176,592	$172,475	$161,739
Wireless	33,676	30,509	30,488
CLEC	14,570	12,776	14,500
Greenfield	26,762	24,717	22,412
IDS	13,806	15,961	14,951
Palmetto	107,855	101,012	94,912
Other	49,224	53,213	80,200

Total	$422,485	$410,663	$419,202

	2004	2003	2002

Capital expenditures
ILEC	$16,204	$12,294	$16,558
Wireless	2,229	1,107	4,289
CLEC	784	1,004	2,705
Greenfield	5,315	4,680	10,099
IDS	1,380	2,434	1,908
Palmetto	1,251	688	300
Other	1,285	2,243	8,724

Total	$28,448	$24,450	$44,583

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2004	2003	2002
(in thousands)
Reconciliation to net income before tax:
Segment operating profit	$49,563	$49,113	$43,472
Palmetto MobileNet, L.P.	(26,009)	(27,788)	(24,424)
Total other income (expense)	594	13,911	3,325

Income from continuing operations before income taxes	$24,148	$35,236	$22,373

Reconciliation to total revenues:
Segment revenues	$190,243	$189,219	$172,800
Palmetto MobileNet, L.P.	(26,563)	(28,258)	(24,825)

Total revenues	$163,680	$160,961	$147,975

Reconciliation to total depreciation:
Segment depreciation	$30,948	$29,017	$26,424
Palmetto MobileNet, L.P.	(178)	(151)	(137)

Total depreciation	$30,770	$28,866	$26,287

Reconciliation to total equity in income of unconsolidated companies:
Segment equity in income of unconsolidated companies	$(2)	$(13)	$(29)
Equity in income of Palmetto MobileNet, L.P.	5,773	5,842	4,891

Total equity in income of unconsolidated companies	$5,771	$5,829	$4,862

		(Restated)
	2004	2003	2002

Reconciliation to total investment in unconsolidated companies:
Segment investment in unconsolidated companies	$5,069	$4,132	$4,838
Investment in Palmetto MobileNet, L.P.	10,933	8,902	8,740

Total investment in unconsolidated companies	$16,002	$13,034	$13,578

		(Restated)	(Restated)
	2004	2003	2002

Reconciliation to total assets:
Segment assets	$422,485	$410,663	$419,202
Investment in unconsolidated companies	16,002	13,034	13,578
Palmetto MobileNet, L.P.	(107,855)	(101,012)	(94,912)

Total assets	$330,632	$322,685	$337,868

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Reconciliation of Basic and Diluted Weighted Average Shares Outstanding

	2004	2003	2002

Basic weighted average shares outstanding	18,867,000	18,747,000	18,710,382
Effect of dilutive securities:
Stock options	140,000	61,000	35,260

Diluted weighted average shares outstanding	19,007,000	18,808,000	18,745,642

(19)	Summary of Income Statement Information (Unaudited)
      The Company restated its historical financial results for year ended 2003 and the first three quarters of 2004. The restatement was the result of certain errors identified in regards to the Company’s accounting for certain telephone system sales, its tracking and reporting of fixed assets and depreciation expense, its accounting for interest rate swaps, its accounting for various accruals and operating lease expense. These matters are more fully discussed in Note 2 to the Consolidated Financial Statements. The Company has applied the effect of this restatement to its quarterly financial results for the years ended December 31, 2004 and December 31, 2003 as shown below.
      The following shows the effect of the restatement on selected Consolidated Balance Sheet data as of March 31, June 30 and September 30, 2004 (in thousands):

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	Sept. 30	Sept. 30

Balance Sheet
Accounts receivable	$20,538	$17,857	$20,694	$18,058	$20,116	$17,674
Total current assets	45,562	42,881	50,687	48,051	49,494	47,052
Investments in uncons. companies	13,772	13,938	14,359	14,359	15,641	15,641
Property and equipment, net	204,141	208,010	202,586	206,437	202,430	205,718
Other assets	1,633	2,736	1,638	2,763	1,823	2,952
Total assets	318,939	321,396	322,008	324,348	322,384	324,359
Customer deposits	2,687	2,878	2,591	2,765	2,476	2,659
Other accrued liabilities	12,509	13,612	14,616	14,760	19,097	19,093
Total current liabilities	24,688	25,982	28,530	28,848	33,151	33,330
Deferred income taxes	24,073	23,934	24,678	25,462	24,599	25,374
Other	2,868	3,204	2,585	2,943	2,552	2,932
Total deferred credits and other liabilities	38,120	38,317	38,355	39,497	38,238	39,393
Total liabilities	139,058	140,549	139,385	140,845	137,639	138,973
Other accumulated comp. income (loss)	(56)	(120)	(451)	(304)	182	317
Retained earnings	138,008	139,038	140,890	141,623	142,128	142,634
Total stockholders’ equity	179,881	180,847	182,623	183,503	184,745	185,386
Total liabilities and stockholders’ equity	318,939	321,396	322,008	324,348	322,384	324,359

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of quarterly income statement information for the year ended December 31, 2004 as previously reported and as restated is shown below (in thousands, except per share data):

	2004 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30

Operating revenue:
Telephone	$30,637	$30,682	$29,658	$29,742
Wireless and internet	9,882	9,882	11,007	11,007

Total operating revenue	40,519	40,564	40,665	40,749
Operating expense:
Telephone cost of service	8,596	8,558	8,732	8,732
Wireless and internet cost of service	4,724	4,847	4,715	4,737
Selling, general and admin.	13,245	12,803	13,677	13,677
Depreciation	8,143	7,425	7,405	7,423

Total operating expense	34,708	33,633	34,529	34,569

Operating income	5,811	6,931	6,136	6,180

Other income (expense):
Equity in income of unconsolidated comp.	1,391	1,391	1,504	1,338
Interest, dividends and gain on sale of investments	255	255	495	495
Impairment of investments	(19)	(19)	(21)	(21)
Other expense	(1,540)	(1,432)	(1,219)	(1,020)

Total other income (expense)	87	195	759	792

Income before income taxes	5,898	7,126	6,895	6,972
Income taxes	2,406	2,887	2,785	2,807

Net income	3,492	4,239	4,110	4,165
Dividends on preferred stock	5	5	5	5

Earnings for commons stock	$3,487	$4,234	$4,105	$4,160

Earnings per common share:
Basic	$0.19	$0.23	$0.22	$0.22
Diluted	0.18	0.22	0.22	0.22

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004 Quarters Ended

	As
	Previously	As
	Reported	Restated
	Sept. 30	Sept. 30	Dec. 31

Operating revenue:
Telephone	$29,796	$29,985	$29,839
Wireless and internet	10,863	10,863	11,680

Total operating revenue	40,659	40,848	41,519
Operating expense:
Telephone cost of service	9,415	9,415	8,607
Wireless and internet cost of service	4,396	4,418	5,176
Selling, general and admin.	14,235	14,235	14,151
Depreciation	7,687	8,250	7,672

Total operating expense	35,733	36,318	35,606

Operating income	4,926	4,530	5,913

Other income (expense):
Equity in income of unconsolidated comp.	1,820	1,820	1,222
Interest, dividends and gain on sale of investments	184	184	529
Impairment of investments	(1,454)	(1,454)	(340)
Other expense	(1,225)	(1,205)	(1,149)

Total other income (expense)	(675)	(655)	262

Income before income taxes	4,251	3,875	6,175
Income taxes	1,780	1,631	2,120

Net income	2,471	2,244	4,055
Dividends on preferred stock	5	5	5

Earnings for commons stock	$2,466	$2,239	$4,050

Earnings per common share:
Basic	$0.13	$0.12	$0.21
Diluted	0.13	0.12	0.21

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following shows the effect of the restatement on selected Consolidated Balance Sheet data as of March 31, June 30 and September 30, 2003 (in thousands):

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	Sept. 30	Sept. 30

Balance Sheet
Accounts receivable	$22,305	$19,468	$20,556	$17,743	$21,000	$18,012
Total current assets	41,210	38,373	38,348	35,535	43,771	40,783
Property and equipment, net	210,302	212,516	208,606	211,127	209,388	212,382
Other assets	1,660	2,880	1,354	2,561	1,418	2,728
Total assets	337,691	338,288	315,484	316,399	321,065	322,381
Customer deposits	2,377	2,544	2,467	2,632	2,371	2,548
Other accrued liabilities	13,071	13,867	14,131	15,052	16,434	17,508
Total current liabilities	21,909	22,872	23,103	24,189	27,857	29,108
Deferred income taxes	13,180	13,087	17,136	17,032	19,624	19,501
Other	1,686	1,916	2,218	2,476	2,022	2,308
Total deferred credits and other liabilities	26,433	26,570	30,737	30,891	33,169	33,332
Total liabilities	176,039	177,138	143,840	145,080	147,026	148,440
Other accumulated comp. income (loss)	(771)	(814)	(357)	(391)	(131)	(267)
Retained earnings	122,092	121,633	131,225	130,934	133,155	133,193
Total stockholders’ equity	161,652	161,150	171,644	171,319	174,039	173,941
Total liabilities and stockholders’ equity	337,691	338,288	315,484	316,399	321,065	322,381

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of quarterly income statement information for the year ended December 31, 2003 as previously reported and as restated is shown below (in thousands, except per share data):

	2003 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30

Operating revenue:
Telephone	$29,315	$29,349	$30,510	$30,523
Wireless and internet	9,381	9,430	9,443	9,443

Total operating revenue	38,696	38,779	39,953	39,966
Operating expense:
Telephone cost of service	8,545	8,545	8,916	8,916
Wireless and internet cost of service	4,511	4,539	4,420	4,448
Selling, general and admin.	13,723	13,723	13,872	13,872
Depreciation	7,585	6,891	7,599	7,292

Total operating expense	34,364	33,698	34,807	34,528

Operating income	4,332	5,081	5,146	5,438

Other income (expense):
Equity in income of unconsolidated comp.	1,049	1,049	1,398	1,398
Interest, dividends and gain on sale of investments	517	273	14,747	14,747
Impairment of investments	(11)	(11)	(1,273)	(1,273)
Other expense	(1,640)	(1,570)	(2,236)	(2,180)

Total other income (expense)	(85)	(259)	12,636	12,692

Income from continuing operations b/f income taxes	4,247	4,822	17,782	18,130
Income taxes	1,766	1,990	7,000	7,134

Income from continuing operations	2,481	2,832	10,782	10,996
Discontinued operations	—	—	(424)	(424)

Net income	2,481	2,832	10,358	10,572
Dividends on preferred stock	5	5	5	5

Earnings for commons stock	$2,476	$2,827	$10,353	$10,567

Basic earnings per common share:
Continuing operations	$0.13	$0.15	$0.58	$0.59
Loss from disc. operations	—	—	(0.02)	(0.02)
Net income	0.13	0.15	0.55	0.56
Diluted earnings per common share:
Continuing operations	$0.13	$0.15	$0.57	$0.59
Loss from disc. operations	—	—	(0.02)	(0.02)
Net income	0.13	0.15	0.55	0.56

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	Sept. 30	Sept. 30	Dec. 31	Dec. 31

Operating revenue:
Telephone	$30,583	$30,499	$31,571	$31,612
Wireless and internet	10,020	10,020	10,085	10,085

Total operating revenue	40,603	40,519	41,656	41,697
Operating expense:
Telephone cost of service	9,280	9,280	8,932	8,873
Wireless and internet cost of service	4,968	4,996	4,762	4,685
Selling, general and admin.	14,167	14,167	14,413	14,726
Depreciation	7,807	7,334	7,856	7,349

Total operating expense	36,222	35,777	35,963	35,633

Operating income	4,381	4,742	5,693	6,064

Other income (expense):
Equity in income of unconsolidated comp.	1,787	1,787	1,429	1,595
Interest, dividends and gain on sale of investments	858	858	391	391
Impairment of investments	(460)	(460)	—	—
Other expense	(1,682)	(1,458)	(1,562)	(1,235)

Total other income (expense)	503	727	258	751

Income from continuing operations b/f income taxes	4,884	5,469	5,951	6,815
Income taxes	1,735	1,955	2,119	2,447

Income from continuing operations	3,149	3,514	3,832	4,368
Discontinued operations	—	—	—	—

Net income	3,149	3,514	3,832	4,368
Dividends on preferred stock	5	5	5	5

Earnings for commons stock	$3,144	$3,509	$3,827	$4,363

Basic earnings per common share:
Continuing operations	$0.17	$0.19	$0.20	$0.23
Loss from disc. operations	—	—	—	—
Net income	0.17	0.19	0.20	0.23
Diluted earnings per common share:
Continuing operations	$0.17	$0.19	$0.20	$0.23
Loss from disc. operations	—	—	—	—
Net income	0.17	0.19	0.20	0.23

SCHEDULE II
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Column A	Column B	Column C	Column D	Column E

			Deductions
	Balance,	Additions	From	Balance,
	Beginning	Charged	Reserves	End of Year
Description	of Year	to Income	(See Note)	(See Note)

Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2004	$567	$1,399	$1,653	$313
Year ended December 31, 2003	1,174	1,439	2,046	567
Year ended December 31, 2002	745	1,685	1,256	1,174

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $273, $178 and $199 for 2004, 2003 and 2002, respectively.

Palmetto MobileNet, L.P.
Report on Consolidated
Financial Statements
For the Years Ended
December 31, 2004, 2003 and 2002

Palmetto MobileNet, L.P.
Contents

Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Elliott Davis, LLC	F-49
Bauknight Pietras & Stormer, P.A.	F-50

FINANCIAL STATEMENTS
Consolidated balance sheets	F-51
Consolidated statements of income and partners’ equity	F-52
Consolidated statements of cash flows	F-53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-54 - F-59

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Partners of
Palmetto MobileNet, L.P.
Columbia, South Carolina
      We have audited the accompanying consolidated balance sheet of Palmetto MobileNet, L.P. as of December 31, 2004 and the related consolidated statements of income, partners’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
February 23, 2005

Report of Independent Auditors
To the Partners of
Palmetto MobileNet, L.P.
We have audited the accompanying consolidated balance sheet of Palmetto MobileNet, L.P. as of December 31, 2003, and the related consolidated statements of income and partners’ equity, and cash flows for each of the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $82,633,982 as of December 31, 2003, and the equity in their net income was $28,258,064 and $24,825,098 for the years ended December 31, 2003 and 2002, respectively. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it relates to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Bauknight Pietras & Stormer, P.A.
February 19, 2004
Columbia, South Carolina

Palmetto MobileNet, L.P.
Consolidated Balance Sheets

	December 31,

	2004	2003

Assets
Current Assets
Cash and cash equivalents	$3,123,392	$6,170,772
Accounts receivable	1,298	—
Deposits	—	30,350

Total current assets	3,124,690	6,201,122
Land, building and improvements, Net	7,685,573	6,612,306
Interests in RSA partnerships	91,466,638	82,633,982
Goodwill	5,334,236	5,334,236
Other assets	243,746	230,448

	$107,854,883	$101,012,094

Liabilities and partners’ equity
Current liabilities
Accounts payable — PMN, Inc.	$129,334	$136,975
Accounts payable and accrued expenses	268,335	186,687
Current portion of long-term debt	—	2,442,857

Total current liabilities	397,669	2,776,519
Long-term debt, net of current portion	13,581,512	13,435,714
Commitments and contingencies (Note 7)
Partners’ equity	93,875,702	84,809,861

Total liabilities and partners’ equity	$107,854,883	$101,012,094

See notes to consolidated financial statements which are an integral part of these statements.

Palmetto MobileNet, L.P.
Consolidated Statements of Income and Partners’ Equity

	Years Ended December 31,

	2004	2003	2002

Equity in earnings of RSA partnership interests	$26,562,695	$28,258,064	$24,825,098
Management fee	(553,256)	(470,005)	(401,235)

Income from operations	26,009,439	27,788,059	24,423,863

Revenue from real estate rentals	1,157,877	1,055,976	974,097
Cost of rental revenues	(596,905)	(619,787)	(523,072)

Income from real estate rentals	560,972	436,189	451,025

Other income (expense)
Interest expense	(442,243)	(234,064)	(48,486)
Investment income	5,432	62,885	331,645
Other	(340,332)	(158,019)	(507,780)

	(777,143)	(329,198)	(224,621)

Net income	25,793,268	27,895,050	24,650,267
Partners’ equity, beginning of year	84,809,861	94,643,217	100,024,510
Repurchase of partners’ interest	—	(11,669,034)	—
Distributions to partners	(16,727,427)	(26,059,372)	(30,031,560)

Partners’ equity, end of year	$93,875,702	$84,809,861	$94,643,217

See notes to consolidated financial statements which are an integral part of these statements.

Palmetto MobileNet, L.P.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

Operating activities
Net income	$25,793,268	$27,895,050	$24,650,267
Adjustments to reconcile net income to net cash used for operating activities
Equity in earnings of RSA partnership interests	(26,562,695)	(28,258,064)	(24,825,098)
Depreciation	177,529	150,622	136,999
Amortization of loan costs	75,962	5,790	—
Changes in operating assets and liabilities
Accounts receivable	(1,298)	69	33,121
Deposits	30,350	(30,350)	—
Accounts payable and accrued expenses	74,007	54,195	(83,115)

Net cash used for operations	(412,877)	(182,688)	(87,826)

Investing activities
Proceeds from RSA partnership distributions	19,730,039	24,333,188	23,599,268
RSA capital contributions	(2,000,000)	—	—
Proceeds from other assets	—	233,739	—
Purchase of land, building and improvements	(1,250,796)	(687,561)	(300,719)

Net cash provided by investing activities	16,479,243	23,879,366	23,298,549

Financing activities
Proceeds from long-term debt	13,581,512	17,100,000	—
Repayments of long-term debt	(15,878,571)	(1,221,429)	(4,413,789)
Payments for loan costs	(89,260)	(81,008)	—
Purchase of partners’ interest	—	(17,003,270)	—
Partnership distributions	(16,727,427)	(26,059,372)	(30,031,560)

Net cash used for financing activities	(19,113,746)	(27,265,079)	(34,445,349)

Net change in cash and cash equivalents	(3,047,380)	(3,568,401)	(11,234,626)
Cash and cash equivalents, beginning of year	6,170,772	9,739,173	20,973,799

Cash and cash equivalents, end of year	$3,123,392	$6,170,772	$9,739,173

Supplemental cash flow information
Cash paid for interest	$503,431	$159,394	$137,702

See notes to consolidated financial statements which are an integral part of these statements.

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Summary of Significant Accounting Policies
      Palmetto MobileNet, L.P. (the Partnership) is a South Carolina limited partnership and is a general partner in ten general partnerships formed to provide cellular telephone service in certain Rural Service Areas (RSA) in South Carolina and North Carolina. These partnerships’ operations are managed by affiliates of ALLTEL Communications, Inc.
      HamptonNet, LLC, a wholly-owned Subsidiary, owns and operates commercial rental real estate located in Columbia, South Carolina.
      The Company’s significant accounting policies are as follows:
Consolidation
      The financial statements include the accounts of the Partnership and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Cash and Cash Equivalents
      The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
      The Partnership maintains its cash and cash equivalent balances in two financial institutions located in Columbia, South Carolina. At December 31, 2003, cash equivalents of approximately $4,631,000, consisted of investments in repurchase agreements.
Interests in RSA Partnerships
      Investments in the RSA general partnerships are accounted for using the equity method, under which the Partnership’s share of earnings of these partnerships is reflected in income as earned and distributions are credited against the interests in the partnerships when received.
Land, Building and Improvements
      Building and improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs which do not improve or extend the useful lives of assets are charged to expense as incurred.
Loan Costs
      Loan costs are amortized over the term of the loan using the straight-line method.

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements — (Continued)
Goodwill
      The Company accounts for the purchase price in excess of tangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed annually.
Income Taxes
      Palmetto MobileNet, L.P. is a South Carolina limited partnership and, therefore, is not subject to income taxes. Each partner includes in income its distributive share of the Partnership’s taxable income or loss.
Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year presentation.
Note 2 — Acquisitions
      In a prior year, the Partnership acquired equity in two companies and an equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000, resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in the other RSA general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships exceeded the underlying equity in net assets by approximately $11,116,000 and $37,512,000, respectively. Through 2001, this cost in excess of underlying equity in net assets was being amortized over a 15-year period. The net book value of this cost in excess of the underlying equity in net assets at December 31, 2004 and 2003 was $35,659,898.
      Effective January 1, 2002, the Partnership adopted Statement No. 142, Intangible Assets, issued by the Financial Accounting Standards Board (SFAS No. 142). Accordingly, the Partnership no longer amortizes the remaining portion of the “cost in excess of underlying equity in net assets” discussed above.
      During 2003, the Partnership purchased certain of its partners’ interests for $17,003,270. This purchase resulted in goodwill of $5,334,236. In accordance with SFAS No. 142, goodwill is not being amortized.
      The Partnership performs an annual test for impairment of its intangible assets. No write-downs for impairment were recorded in 2004, 2003 or 2002.
Note 3 — Interests in RSA Partnerships
      Interests in RSA partnerships, which are all engaged in providing cellular telephone service to rural areas of South Carolina and North Carolina, are:

•	South Carolina RSA No. 2 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 3 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 4 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 5 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 6 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 7 Cellular General Partnership (50% owned)

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements — (Continued)

•	South Carolina RSA No. 8 Cellular General Partnership (50% owned)

•	South Carolina RSA No. 9 Cellular General Partnership (50% owned)

•	North Carolina RSA 5 Cellular Partnership (50% owned)

•	North Carolina RSA 15 Cellular Partnership (50% owned)
      Summarized combined financial information for the RSA partnerships at December 31 follows:

	2004	2003

Current assets	$24,472,949	$20,585,369
Net property and equipment	128,578,925	117,896,819
Other assets	1,413,984	1,830,391

Total assets	$154,465,858	$140,312,579

Current liabilities	$18,549,388	$19,781,410
Non-current liabilities	24,226,652	26,506,661
Partners’ equity	111,689,818	94,024,508

Total liabilities and partners’ equity	$154,465,858	$140,312,579

For the years ended December 31:

	2004	2003	2002

Net sales	$268,543,185	$239,089,648	$230,770,665
Operating expenses:
System and operations	125,376,898	102,769,749	107,936,892
Cost of products sold	23,543,975	19,337,760	16,859,390
Depreciation and amortization	19,445,141	16,401,642	15,233,800
Selling and marketing	26,176,695	21,361,829	18,855,067
General and administrative	23,229,878	22,693,155	22,470,385

Total operating expenses	217,772,587	182,564,135	181,355,534
Other income (expense)	2,257,172	438,330	(99,460)
Interest income	97,617	91,523	102,615

Net income	$53,125,387	$57,055,366	$49,418,286

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements — (Continued)
      The Partnership’s equity in the combined net income of the RSA partnerships was $26,562,695, $28,258,064, and $24,825,098 for the years ended December 31, 2004, 2003 and 2002, respectively.

	2004	2003	2002

Cash flows from operating activities:
Net income	$53,125,387	$57,055,366	$49,418,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,445,141	16,401,642	15,233,800
Provision for doubtful accounts	7,676,612	7,179,962	9,616,740
Amortization of deferred rental revenue and related costs	(2,176,992)	(2,194,948)	(2,541,041)
Loss on disposal of assets	101,582	23,371	2,861
Changes in operating assets and liabilities	(8,797,160)	(1,577,349)	(13,859,900)

Net cash provided by operating activities	69,374,570	76,888,044	57,870,746

Cash flows from investing activities:
Capital expenditures	(29,626,965)	(30,376,298)	(12,044,842)
Proceeds from sale/lease of equipment	—	2,493	600,000

Net cash used for investing activities	(29,626,965)	(30,373,805)	(11,444,842)

Cash flows from financing activities:
Distributions to partners	(39,460,077)	(48,666,368)	(47,198,503)
Capital contribution from partners	4,000,000	—	—
Change in affiliate payable, net	(4,286,294)	2,152,419	772,920

Net cash used for financing activities	(39,746,371)	(46,513,949)	(46,425,583)

Net change in cash	1,234	290	321
Cash, beginning of year	17,750	17,460	17,139

Cash, end of year	$18,984	$17,750	$17,460

      Market values of these partnership interests are not readily available.
Note 4 — Land, Building and Improvements, Net
      Land, building and improvements consists of the following at December 31:

	2004	2003

Land	$2,077,338	$1,000,000
Land improvements	50,000	50,000
Building	4,997,020	4,997,020
Building improvements	1,229,256	1,048,868
Construction in progress	—	6,930

	8,353,614	7,102,818
Less, accumulated depreciation	(668,041)	(490,512)

	$7,685,573	$6,612,306

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements — (Continued)
      The building and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets.
      The Partnership has entered into operating leases with a related party and other third parties for substantially all of the space available in the building owned by HamptonNet, LLC. Lease terms range from 5 to 10 years plus various renewal options. Most leases contain fixed monthly rental amounts plus provisions for reimbursement of certain costs of operating the property.
      Total minimum annual leases under the terms of executed leases are as follows:

	Related
	Party	Others	Total

2005	$835,803	$379,670	$1,215,473
2006	848,395	203,830	1,052,225
2007	848,395	203,830	1,052,225
2008	848,395	203,830	1,052,225
2009	848,395	203,830	1,052,225
Thereafter	1,749,993	127,395	1,877,388

	$5,979,376	$1,322,385	$7,301,761

Note 5 — Long-Term Debt
      Long-term debt consists of the following at December 31:

	2004	2003

Term note with a bank requiring quarterly principal payments of $610,714 plus interest at the 30-day LIBOR rate (1.12% at December 31, 2003) plus 1.6%. This note was collateralized by an assignment of RSA partnership distributions. This note was refinanced during December 2004.	$—	$15,878,571
Line of credit agreement with a bank for $20,000,000 requiring quarterly interest payments at the 90-day LIBOR rate (2.56% at December 31, 2004) plus 2% and required minimum deposits with the bank of $1,000,000. The amount of available credit on this line is reduced by $500,000 each quarter until the agreement matures on December 21, 2014. This line of credit is secured by a mortgage on the real property owned by HamptonNet, LLC.	13,581,512	—

	13,581,512	15,878,571
Less current portion	—	(2,442,857)

	$13,581,512	$13,435,714

      The terms of the line of credit agreement require that certain covenants be met during the year.
      The Partnership previously had a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the RTFC). This line of credit expired during 2003. The terms of the agreement required the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates (SCC’s). The Partnership continued to own $155,230 of SCC’s at December 31, 2004 and 2003, respectively, and this amount is included in “other assets.”

Palmetto MobileNet, L.P.
Notes to Consolidated Financial Statements — (Continued)
Note 6 — Related Party Transactions
      The business affairs of Palmetto MobileNet, L.P. are managed by its 0.9% general partner, PMN, Inc. For the years ended December 31, 2004, 2003, and 2002, approximately $553,000, $470,000 and $401,000 were paid to the general partner to perform this function.
Note 7 — Commitments and Contingencies
      Pursuant to each RSA general partnership agreement, Palmetto MobileNet, L.P. is subject to requests for additional capital.
      The Partnership and Alltel are currently negotiating certain disputes regarding switching charges and other services allocated among the RSA’s during 2002-2004. Alltel has indicated that the RSA partnerships owe Alltel certain amounts on account of switching charges and other services and the Partnership believes Alltel owes the RSA partnerships certain amounts on overbillings on switching charges and other services. At present, the outcome of these disputes and the corresponding impact on the financial statements of the Partnership is unknown.
      Alltel is also currently involved in various litigation in the ordinary course of business involving unlimited wireless rate plans, regulatory cost recovery fees and other matters. The Partnership’s management believes these matters will not have a material impact on the financial statements of the Partnership.

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

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications, as amended. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.11	Change in Control Agreement, dated as of June 22, 1998, between CT Communications and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)

Exhibit No.	Description

10.12	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.13	Change in Control Agreement, dated as of December 30, 1998, between CT Communications and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.14	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.15	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.16	Change in Control Agreement, dated September 27, 1999, between CT Communications and Amy M. Justis. (Incorporated by reference to Exhibit 10.21 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.)
10.18	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.19	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.20	CT Communications, Inc. 1996 Director Compensation Plan. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 333-15537), filed with the Securities and Exchange Commission on November 5, 1996.)
10.21	Credit Agreement, dated as of May 4, 2001, by and among CT Communications, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit 10.1 of CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.)
10.22	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.)
10.23	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001.)
10.24	Executive Nonqualified Excess Plan, as amended, dated December 1, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2003.)

Exhibit No.	Description

10.25	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.26	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.27	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.28	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.28 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.29	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.29 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.30	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2004.)
10.31	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.32	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.33	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.34	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.35	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)
10.36	Description of 2004 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)
10.37	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)

Exhibit No.	Description

10.38	Description of 2005 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.39	Description of Director Stock Unit Program. (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005.)
10.40	Resolution Agreement, dated January 31, 2005, between CT Communications, Inc. and North Carolina Department of Revenue (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.)
10.41	Amended and Restated Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of September 1, 1998.
10.42	First Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of January 1, 1999.
10.43	Second Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of October 8, 2003.
10.44	Amendment to CT Communications, Inc. 1996 Director Compensation Plan, dated as of August 1, 2004.
21.1	Subsidiaries of CT Communications.
23.1	Consent of KPMG LLP.
23.2	Consent of Bauknight Pietras & Stormer, P.A.
23.3	Consent of PricewaterhouseCoopers, LLP.
23.4	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.