Form 10-Q/A
period 2004-03-31
CT COMMUNICATIONS INC /NC
filed 2005-04-27
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     18,875,875 shares of Common Stock outstanding as of April 28, 2004.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of CT Communications, Inc. (the “Company”) for the quarter ended March 31, 2004 is to restate our interim consolidated financial statements for the quarters ended March 31, 2004 and 2003 and related disclosures as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The Company has not attempted in this amendment to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. The Form 10-Q/A also does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 5, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

o Part I — Item 1 — Financial Statements;
o Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
o Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk;
o Part I — Item 4 — Controls and Procedures;
o Part II — Item 6 — Exhibits and Reports on Form 8-K (Exhibit 11)

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications from our Chief Executive Officer and Chief Financial Officer are being filed with this Form 10-Q/A.

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The cumulative effect of the correction of this error at March 31, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.6 million, $0.5 million and $1.3 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three months ended March 31, 2004 and March 31, 2003 resulted in a $45,000 and $34,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense (which is included in operating expense on the Condensed Consolidated Statement of Income) in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at March 31, 2004. These errors resulted in an overstatement of depreciation expense of $0.8 million and $0.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The correction of these errors increased net income $0.5 million and $0.5 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in a decrease in operating expense of $0.3 million for the three months ended March 31, 2004 and an increase in operating expense of $0.1 million for the three months ended March 31, 2003. The after tax impact of these adjustments resulted in an increase to net income of $0.2 million for the three months ended March 31, 2004 and a decrease to net income of $30,000 for the three months ended March 31, 2003.

The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in the fourth quarter of 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three months ended March 31, 2004 and March 31, 2003 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statements of Income) of $22,000 and $28,000, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the three months ended March 31, 2003. In addition, the Company also reclassified to other assets $1.2 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at March 31, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.7 million and $0.4 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company has reflected the results of the restatement for the fiscal years ended December 31, 2004 and December 31, 2003 in its Annual Report on Form 10-K for such year, filed with the SEC on March 31, 2005 and has restated its interim financial statements in this Form 10-Q/A and in amendments to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	(Restated)
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,655	$16,957
Accounts receivable and unbilled revenue, net	17,857	19,533
Other	6,369	5,372

Total current assets	42,881	41,862

Investment securities	6,979	7,518
Other investments	1,251	1,078
Investments in unconsolidated companies	14,432	13,034
Property and equipment, net	208,010	211,521
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	2,736	2,565

Total assets	$321,396	$322,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$—
Accounts payable	7,306	6,250
Customer deposits and advance billings	2,878	2,840
Other accrued liabilities	13,612	17,589
Liabilities of discontinued operations	936	1,072

Total current liabilities	25,982	27,751

Long-term debt	76,250	80,000

Deferred credits and other liabilities:
Deferred income taxes	23,959	23,171
Post-retirement benefits other than pension	11,179	11,246
Other	3,204	3,123

Total deferred credits and other liabilities	38,342	37,540

Total liabilities	140,574	145,291

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at March 31, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at March 31, 2004 and December 31, 2003	61	61
Common stock, 18,875,735 and 18,769,187 shares outstanding at March 31, 2004 and December 31, 2003, respectively	42,129	40,800
Other capital	298	298
Unearned compensation	(895)	(264)
Other accumulated comprehensive income	208	492
Retained earnings	138,685	135,671

Total stockholders’ equity	180,822	177,394

Total liabilities and stockholders’ equity	$321,396	$322,685

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Operating revenue	$40,564	$38,779
Operating expense	33,633	33,698

Operating income	6,931	5,081

Other income (expense):
Equity in income of unconsolidated companies, net	1,391	1,049
Interest, dividend income and gain (loss) on sales of investments	236	262
Other expenses, principally interest	(1,432)	(1,570)

Total other income (expense)	195	(259)

Income before income taxes	7,126	4,822

Income taxes	2,887	1,990

Net income	4,239	2,832

Dividends on preferred stock	5	5

Earnings for common stock	$4,234	$2,827

Earnings per share:
Basic	$0.22	$0.15
Diluted	0.22	0.15

Basic weighted average shares outstanding	18,834	18,716
Diluted weighted average shares outstanding	18,953	18,726

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Net income	$4,239	$2,832

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale Securities	(293)	7
Reclassification adjustment for losses (gains) realized in net income	9	(4)

Comprehensive income	$3,955	$2,835

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$4,239	$2,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,425	6,891
Amortization of restricted stock	202	203
Post-retirement benefits	(67)	152
Loss on sale of investment securities	14	17
Undistributed income of unconsolidated companies	(1,391)	(1,049)
Undistributed patronage dividends	(98)	(53)
Deferred income taxes and tax credits	1,159	998
Changes in operating assets and liabilities	(2,102)	(2)

Net cash provided by operating activities	9,381	9,989

Cash flows from investing activities:
Capital expenditures	(3,913)	(6,158)
Purchases of investments	(125)	(50)
Proceeds from sale of investment securities	168	10
Partnership capital distribution	—	1,197

Net cash used in investing activities	(3,870)	(5,001)

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	—
Dividends paid	(1,228)	(1,220)
Proceeds from common stock issuances	51	49

Net cash used in financing activities	(3,677)	(1,171)

Net cash used in discontinued operations	(136)	(508)
Net increase in cash and cash equivalents	1,698	3,309
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$18,655	$10,961

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and March 31, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The cumulative effect of the correction of this error at March 31, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.6 million, $0.5 million and $1.3 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three months ended March 31, 2004 and March 31, 2003 resulted in a $45,000 and $34,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense (which is included in operating expense on the Condensed Consolidated Statement of Income) in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at March 31, 2004. These errors resulted in an overstatement of depreciation expense of $0.8 million and $0.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The correction of these errors increased net income $0.5 million and $0.5 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in a decrease in operating expense of $0.3 million for the three months ended March 31, 2004 and an increase in operating expense of $0.1 million for the three months ended March 31, 2003. The after tax impact of these adjustments resulted in an increase to net income of $0.2 million for the three months ended March 31, 2004 and a decrease to net income of $30,000 for the three months ended March 31, 2003.

The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in the fourth quarter of 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.1 million and $0.1 million for the three

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

months ended March 31, 2004 and March 31, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three months ended March 31, 2004 and March 31, 2003 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) of $22,000 and $28,000, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the three months ended March 31, 2003. In addition, the Company also reclassified to other assets $1.2 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at March 31, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.7 million and $0.4 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The impacts of this restatement on the financial statements for the quarters ended March 31, 2004 and 2003 are summarized below (in thousands, except per share information):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Balance Sheet data as of March 31, 2004:

Selected Condensed Consolidated Balance Sheet Data
March 31, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Balance Sheet
Accounts receivable	$20,538	$(2,681)	$17,857
Total current assets	45,562	(2,681)	42,881
Investment securities	7,198	(219)	6,979
Other investments	1,526	(275)	1,251
Investments in unconsolidated companies	13,772	660	14,432
Property and equipment, net	204,141	3,869	208,010
Other assets	1,633	1,103	2,736
Total assets	318,939	2,457	321,396
Customer deposits and advance billings	2,687	191	2,878
Other accrued liabilities	12,509	1,103	13,612
Total current liabilities	24,688	1,294	25,982
Deferred income taxes	24,073	(114)	23,959
Other liabilities	2,868	336	3,204
Total deferred credits and other liabilities	38,120	222	38,342
Total liabilities	139,058	1,516	140,574
Other accumulated comprehensive income (loss)	(56)	264	208
Retained earnings	138,008	677	138,685
Total stockholders’ equity	179,881	941	180,822
Total liabilities and stockholders’ equity	318,939	2,457	321,396

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Statements of Income data for the three months ended March 31, 2004 and 2003:

Selected Consolidated Statement of Income Data
Three Months ended March 31, 2004
(in thousands, except per share data)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Income Statement
Operating revenue	$40,519	$45	$40,564
Operating expense	34,708	(1,075)	33,633
Operating income	5,811	1,120	6,931
Other expenses, principally interest	(1,540)	108	(1,432)
Total other income (expense)	87	108	195

Income before income taxes	5,898	1,228	7,126
Income taxes	2,406	481	2,887
Net income	3,492	747	4,239
Earnings for common stock	3,487	747	4,234

Earnings per share:
Basic	$0.19	$0.04	$0.22
Diluted	0.18	0.04	0.22

Selected Consolidated Statement of Income Data
Three Months ended March 31, 2003
(in thousands, except per share data)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Income Statement
Operating revenue	$38,696	$83	$38,779
Operating expense	34,364	(666)	33,698
Operating income	4,332	749	5,081
Interest, dividend income and gain on sale of investments	506	(244)	262
Other expenses, principally interest	(1,640)	70	(1,570)
Total other income (expense)	(85)	(174)	(259)

Income before income taxes	4,247	575	4,822
Income taxes	1,766	224	1,990
Net Income	2,481	351	2,832
Earnings for common stock	2,476	351	2,827

Earnings per share:
Basic	$0.13	$0.02	$0.15
Diluted	0.13	0.02	0.15

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Selected Condensed Consolidated Statements of Comprehensive Income (Loss) data for the three months ended March 31, 2004 and March 31, 2003:

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three Months ended March 31, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$3,492	$747	$4,239
Unrealized holding gains (losses) on available for sale securities	(687)	394	(293)
Unrealized holding gains on interest rate swaps	64	(64)	—

Comprehensive income (loss)	2,878	1,077	3,955

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three Months ended March 31, 2003
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$2,481	$351	$2,832
Unrealized holding gains on interest rate swaps	43	(43)	—

Comprehensive income (loss)	2,527	308	2,835

Effect on selected Condensed Consolidated Statements of Cash Flows data for the three months ended March 31, 2004 and March 31,2003:

Selected Condensed Consolidated Statement of Cash Flows Data
Three Months ended March 31, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$3,492	$747	$4,239

Depreciation	8,143	(718)	7,425
Deferred income taxes and tax credits	1,772	(613)	1,159
Changes in operating assets and liabilities	(2,686)	584	(2,102)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Selected Condensed Consolidated Statement of Cash Flows Data
Three Months ended March 31, 2003
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$2,481	$351	$2,832

Depreciation	7,788	(897)	6,891

Undistributed patronage dividends	(238)	185	(53)
Deferred income taxes and tax credits	710	288	998
Changes in operating assets and liabilities	(75)	73	(2)

5.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	(Restated)
	March 31,	December 31,
	2004	2003
Land, buildings and general equipment	$91,226	$90,915
Central office equipment	166,238	164,210
Poles, wires, cables and conduit	145,635	143,805
Construction in progress	4,831	5,438

	407,930	404,368
Accumulated depreciation	(199,920)	(192,847)

Property and equipment, net	$208,010	$211,521

6.	DISCONTINUED OPERATIONS

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at March 31, 2004 and December 31, 2003 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
March 31, 2004 (Restated)	$6,665	$892	$(578)	$6,979

December 31, 2003	$6,798	$815	$(95)	$7,518

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	(Restated)
	March 31,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$10,297	$8,902
Other	105	100

Cost Method:
Magnolia Holding Company	1,680	1,680
ITC Financial Services, LLC	840	840
Other	1,510	1,512

Total	$14,432	$13,034

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

The Company has two interest rate swap agreements to fix $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swap agreements as of March 31, 2004 and December 31, 2003 was $(0.4) million and $(0.5) million, respectively and are recorded in other long-term liabilities. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Net income, as reported	$4,239	$2,832
Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	272	205

Pro forma net income	$3,967	$2,627

Basic earnings per common share
As reported	$0.22	$0.15
Pro forma	0.21	0.14

Diluted earnings per common share
As reported	$0.22	$0.15
Pro forma	0.21	0.14

15.	PENSION AND POST-RETIREMENT PLANS

Components of net period benefit costs for the three months ended March 31 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$503	$463	$15	$13
Interest cost	655	626	126	128
Expected return on plan assets	(842)	(664)	—	—
Transition obligation	—	—	153	153
Amortization of prior service cost	1	1	(84)	(84)
Amortization of the net gain	—	—	(44)	(56)

Net periodic benefit cost	$317	$426	$166	$154

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Three months ended March 31, 2004 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,699	$7,122	$5,038	$1,945	$2,760	$—	$40,564
External expense	10,741	6,306	4,389	2,219	2,336	217	26,208
Depreciation	4,714	469	635	720	516	371	7,425

Operating income (loss)	$8,244	$347	$14	$(994)	$(92)	$(588)	$6,931

Segment assets	$167,557	$30,788	$16,407	$24,739	$15,103	$66,802	$321,396

Three months ended March 31, 2003 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,566	$6,922	$4,471	$1,312	$2,508	$—	$38,779
External expense	10,970	5,703	4,768	1,928	2,396	1,042	26,807
Depreciation	4,816	369	454	758	366	128	6,891

Operating income (loss)	$7,780	$850	$(751)	$(1,374)	$(254)	$(1,170)	$5,081

Segment assets	$171,429	$30,753	$13,024	$22,800	$15,477	$84,804	$338,287

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Segment operating income	$6,931	$5,081
Total other income (expense)	195	(259)

Income from continuing operations before income taxes	$7,126	$4,822

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The cumulative effect of the correction of this error at March 31, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.6 million, $0.5 million and $1.3 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three months ended March 31, 2004 and March 31, 2003 resulted in a $45,000 and $34,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense (which is included in operating expense on the Condensed Consolidated Statement of Income) in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at March 31, 2004. These errors resulted in an overstatement of depreciation expense of $0.8 million and $0.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The correction of these errors increased net income $0.5 million and $0.5 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in a decrease in operating expense of $0.3 million for the three months ended March 31, 2004 and an increase in operating expense of $0.1 million for the three months ended March 31, 2003. The after tax impact of these adjustments resulted in an increase to net income of $0.2 million for the three months ended March 31, 2004 and a decrease to net income of $30,000 for the three months ended March 31, 2003.

The Company received a distribution notice in 2004 relating to an equity security held by a member of the Company’s equity portfolio, and recorded the distribution when the notice was received. The Company subsequently learned that the distribution was actually completed in the fourth quarter of 2003, and has adjusted this investment at December 31, 2003 through a $0.7 million reduction of investment securities and a $0.4 million reduction in accumulated other comprehensive income, net of tax effect of $0.3 million.

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three months ended March 31, 2004 and March 31, 2003 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) of $22,000 and $28,000, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the three months ended March 31, 2003. In addition, the Company also reclassified to other assets $1.2 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at March 31, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.7 million and $0.4 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

The following discussion reflects, to the extent applicable, this restatement. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

For the three months ended March 31, 2004, net income for the Company was $4.2 million compared to $2.8 million for the three months ended March 31, 2003. Diluted earnings per share were $0.22 and $0.15 for the three months ended March 31, 2004 and 2003, respectively.

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

The following discussion reviews the results of our consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$40,564	$38,779
Total operating expense	33,633	33,698

Operating income	$6,931	$5,081

Depreciation	$7,425	$6,891
Capital expenditures	3,913	6,158
Total assets	321,396	338,287

Ending wired access lines	156,410	152,398
Ending wireless subscribers	39,250	33,984

Operating revenue increased $1.8 million or 4.6% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is attributable to a $0.6 million increase in CLEC revenue driven primarily by an 11.4% increase in access lines, a $0.6 million increase in Greenfield revenue driven by a 50.6% increase in Greenfield access lines, a $0.3 million increase in IDS revenue, a $0.2 million increase in wireless revenue driven by a 15.5% increase in customers and a $0.1 million increase in ILEC revenue. Overall, total operating revenue increased in all operating segments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

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

For the three months ended March 31, 2004, operating expense decreased $0.1 million or 0.2% compared to the three months ended March 31, 2003.

Our operating margin increased to 17.1% for the three months ended March 31, 2004 from 13.1% for the three months ended March 31, 2003. This increase in operating margin is primarily due to improving operating margins in our competitive businesses and the Company’s efforts to stabilize operating margins in the ILEC.

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

ILEC (in thousands, except lines)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$23,699	$23,566
Total operating expense	15,455	15,786

Operating income	$8,244	$7,780

Depreciation	$4,714	$4,816
Capital expenditures	1,988	3,308
Total assets	167,557	171,429

Ending business access lines	29,130	29,750
Ending residential access lines	86,191	88,259
Ending total access lines	115,321	118,009
Ending long distance lines	84,811	84,233

Operating revenue for the ILEC increased $0.1 million or 0.6% for three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in revenue consists of a $0.1 million increase in subscriber line charge revenue and an increase in revenue related to our bundled product offerings. These increases were partially offset by a $0.2 million decrease in long distance revenue and a decrease in local revenue due to the decrease in access lines. During the first quarter of 2004, the Company recognized revenue of approximately $0.3 million related to the collection of previously disputed access charges. Without this non-recurring revenue stream, access and interconnection revenue would have declined approximately $0.4 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Access lines at March 31, 2004 declined 2.3% from March 31, 2003. We believe the decrease in access lines is due in part to an increase in broadband Internet adoption that has led customers to cancel second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

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

Operating expense in the ILEC decreased $0.3 million or 2.1% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The primary drivers of this decrease were lower sales commission expense. Operating expenses decreased and operating revenue increased resulting in an increase in operating margin from 33.0% for the three months ended March 31, 2003 to 34.8% for the three months ended March 31, 2004. The Company will continue to focus on gaining operational efficiencies.

Capital expenditures for the three months ended March 31, 2004 were 8.4% of ILEC operating revenue compared to 14.0% of operating revenue for the three months ended March 31, 2003.

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

In North Carolina, legislation was enacted in 2003 that deregulated intraLATA long distance service, interLATA long distance service and long distance operator services and provided other regulatory flexibility. This legislation has provided our ILEC greater flexibility in offering service bundles and promotions. On January 2, 2004, the North Carolina Utilities Commission (“NCUC”) released an order that detailed its findings regarding the legislation and implementation requirements. The Company is now in the process of analyzing and implementing the requirements of the NCUC order.

CLEC (in thousands, except lines)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$5,038	$4,471
Total operating expense	5,024	5,222

Operating income (loss)	$14	$(751)

Depreciation	$635	$454
Capital expenditures	211	256
Total assets	16,407	13,024

Ending access lines	30,415	27,300
Ending long distance lines	15,832	14,485

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

CLEC operating expense was $5.0 million and $5.2 million for the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively. Operating expense decreased slightly despite revenue growth of 12.7%. As a result, operating margin increased to 0.3% for the three months ended March 31, 2004 compared to (16.8%) for the three months ended March 31, 2003. The improvement in operating margin was due primarily to the increase in access lines, a $0.4 million reduction in personnel expenses and the collection of $0.2 million of previously disputed access fee revenue. We expect margins to continue to be positively impacted as we leverage existing transport infrastructure with new customers.

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

Greenfield (in thousands, except lines and signed agreements)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$1,945	$1,312
Total operating expense	2,939	2,686

Operating income (loss)	$(994)	$(1,374)

Depreciation	$720	$758
Capital expenditures	742	1,146
Total assets	24,739	22,800

Ending access lines	10,674	7,089
Ending long distance lines	5,130	2,878
Total signed provider agreements	97	77

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

Operating expense increased 9.4% for the three months ended March 31, 2004 to $2.9 million, related primarily to the 50.6% increase in access lines. The increase in access lines and related minutes-of-use on the Company’s network has resulted in a $0.2 million increase in combined access and transport expenses. Capital expenditures for the three months ended March 31, 2004 decreased $0.4 million compared to the three months ended March 31, 2003, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

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

Digital Wireless (in thousands, except subscribers)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$7,122	$6,922
Total operating expense	6,775	6,072

Operating income	$347	$850

Depreciation	$469	$369
Capital expenditures	382	59
Total assets	30,788	30,753

Ending post-pay subscribers	39,250	33,984

Digital Wireless revenue grew $0.2 million or 2.9% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Post-pay wireless subscribers increased 15.5% compared to the three months ended March 31, 2004. Despite this acceleration of customer growth, the average revenue per subscriber decreased and therefore, recurring revenue increased only $0.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Also contributing to the increase in revenue was increased settlement revenue of $0.1 million related to a 27.9% increase in the minutes of use on our wireless network during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Operating expense increased 11.6% for the three months ended March 31, 2004 to $6.8 million compared to $6.1 million for the three months ended March 31, 2003. The primary drivers of the increase in operating expense are increases in settlement expenses of $0.2 million, depreciation expense of $0.1 million and other corporate related expenses. Settlement expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network.

Operating margins decreased to 4.9% for the three months ended March 31, 2004 compared to 12.3% for the three months ended March 31, 2003. This decrease is primarily due to a decrease in average revenue per subscriber and an increase in settlement expenses, corporate expenses and an increase in depreciation expense.

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

In accordance with the Company’s joint operating agreement with Cingular, the Company will be required to adopt Cingular’s network specifications for the delivery of higher speed data products and services. The investment required to implement these products and services is expected to approximate $2.5 million

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating revenue	$2,760	$2,508
Total operating expense	2,852	2,762

Operating income (loss)	$(92)	$(254)

Depreciation	$516	$366
Capital expenditures	297	838
Total assets	15,103	15,477

Ending DSL lines	10,987	7,755
Ending dial-up accounts	10,484	12,263
Ending high-speed accounts	565	580

IDS operating revenue grew 10.0% for the three months ended March 31, 2004 to $2.8 million compared to $2.5 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the total number of DSL lines increased 41.7%, which resulted in revenue from DSL service increasing $0.4 million. This increase is partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense increased 3.3% to $2.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, while operating revenue increased 10.0%. As a result, operating margins improved to (3.3%) for the three months ended March 31, 2004 compared to (10.1%) for the three months ended March 31, 2003. This improvement is primarily due to the growth in DSL accounts.

DSL customers increased 41.7% for the three months ended March 31, 2004 to a total of 10,987. This represents a penetration rate of 8.7% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended March 31,
	2004	2003
	(Restated)	(Restated)
Total operating expense	$588	$1,170

Operating income (loss)	$(588)	$(1,170)

Depreciation	$371	$128
Capital expenditures	293	551
Total assets	66,802	84,804

Operating expense for the Company’s other business units decreased $0.6 million for the three months ended March 31, 2004 to $0.6 million. This decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segments.

Other Income

Other income (expense) for the three months ended March 31, 2004 increased $0.5 million compared to the three months ended March 31, 2003. This increase relates to a $0.3 million increase in equity in income of unconsolidated companies and a $0.1 million decrease in interest expense. The increase in equity income of unconsolidated companies relates to the Company’s investment in Palmetto MobileNet, L.P. Interest expense decreased due primarily to lower debt levels in 2004.

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

At March 31, 2004, the fair market value of the Company’s marketable investment securities was $7.0 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $90.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2004 was 2.44%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2004, $27.5 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. All $50.0 million was outstanding as of March 31, 2004. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million. The Company also has an additional line of credit for $10.0 million at one month LIBOR plus 1.25%. As of March 31, 2004, the Company had no amounts outstanding under this credit line.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Line of credit	$27,500	$—	$27,500	$—	$—
Term loan	50,000	1,250	15,000	10,000	23,750
Operating leases (Restated)	15,058	3,340	6,521	2,830	2,367
Capital leases	1,702	552	1,150	—	—

	$94,260	$5,142	$50,171	$12,830	$26,117

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Digital Wireless and IDS units, as well as its operations, payments associated with long-term debt and investments as summarized above.

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the SEC, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements should be viewed with caution.

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

The Company has two interest rate swap agreements to fix $5.0 million and $5.0 million of the amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swap agreements as of March 31, 2004 and December 31, 2003 was $(0.4) million and

$(0.5) million, respectively and are recorded in other long-term liabilities. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 was prepared and filed, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

In conjunction with the Company’s decision to restate its financial statements for the period ended March 31, 2004 (as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements), the Company identified the below-described material weaknesses in its internal control over financial reporting. As a result of such findings, our Chief Executive Officer and Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures and concluded those disclosure controls and procedures were not effective as of March 31, 2004 because of the material weaknesses in our internal controls over financial reporting as described below.

(b) Internal Control Over Financial Reporting

Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual internal controls report of management. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (iii) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and (iv) a statement that the Company’s registered public accounting firm has issued an attestation report on management’s assessment of our internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 also requires that the Company’s registered public accounting firm attest to and report on management’s assessment of the Company’s internal controls over financial reporting.

In accordance with the SEC’s November 30, 2004, Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754), which granted an extension to certain accelerated filers with a public equity float of less than $700 million, the Company did not file in its original Annual Report on Form 10-K for the year ended

December 31, 2004 management’s annual report on the Company’s internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of our registered public accounting firm required by Item 308(b) of Regulation S-K. The Company expects to file these reports in an amendment to such Annual Report on Form 10-K to be filed on or before May 2, 2005.

In 2004, the Company undertook efforts to support management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2004. Although the Company has not yet completed its evaluation, the following material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in internal control over financial reporting as of December 31, 2004 have been identified:

•	The Company identified a deficiency related to accounting for its phone system sales. The deficiency resulted from the lack of a subsidiary ledger for phone system sales, which prevented the Company’s finance personnel from performing, on a timely basis, the reconciliation of accounts receivable for phone system sales to detail records. This deficiency resulted in an adjustment to correct an overstatement of accounts receivable and revenue for phone system sales.

•	The Company identified a deficiency related to calculating depreciation expense. The deficiency resulted from a lack of controls over the preparation and review of electronic spreadsheets designed to ensure depreciation expense is accurately calculated. This deficiency resulted in an adjustment to correct an overstatement of depreciation expense.

•	The Company identified a deficiency related to accounting for derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The deficiency resulted from a lack of controls designed to ensure that the documentation required by generally accepted accounting principles at the inception of a derivative transaction is properly maintained for the term of the respective derivative instrument. This deficiency resulted in adjustments that were required to properly reflect changes in the estimated fair value of certain derivative financial instruments as a component of earnings in the period of change in estimated fair value.

The errors caused by these deficiencies resulted in a restatement of the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

Although the Company has not completed its evaluation of internal control over financial reporting, the Company expects to conclude it did not, as of December 31, 2004, maintain effective internal control over financial reporting. Furthermore, management expects that its independent registered public accounting firm will conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004. There can be no assurance that, as a result of the Company’s ongoing evaluation of internal control over financial reporting, additional material weaknesses or significant deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered additional material weaknesses.

(c) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company disclosed in its Annual Report on Form 10-K for the year-ended December 31, 2004, that, in response to the material weaknesses noted above, the Company initiated the following corrective actions to remediate the material weaknesses described above:

•	The Company is in the process of implementing additional policies and procedures associated with the Company’s accounting for phone system sales, including the utilization of a subledger that provides details of accounts receivable associated with such arrangements. The Company believes that these changes will provide adequate controls in periods after December 31, 2004 over the reporting of accounts receivable and revenue for phone system sales.

•	The Company completed the installation of a new fixed asset reporting system in the fourth quarter of 2004 and, as of January 1, 2005, implemented this new system to track and report fixed assets and accumulated depreciation, and to calculate depreciation expense. The Company believes its new policies and procedures relating to fixed assets will provide adequate controls over the reporting of fixed assets, accumulated depreciation and depreciation expense in periods after December 31, 2004.

•	The Company is in the process of implementing additional policies and procedures to ensure proper accounting for its derivative financial instruments under SFAS No. 133, including controls over the maintenance of documentation required at each reporting period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit No.	Description of Exhibit
10*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Previously filed.

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

CT COMMUNICATIONS, INC.

(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino Vice President Finance and Chief Accounting Officer

April 27, 2005

Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Previously filed.