Form 10-Q/A
period 2004-06-30
CT COMMUNICATIONS INC /NC
filed 2005-04-27
CIK 23259

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of CT Communications, Inc. (the “Company”) for the quarter ended June 30, 2004 is to restate our interim consolidated financial statements for the quarters ended June 30, 2004 and 2003 and related disclosures as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The Company has not attempted in this amendment to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. The Form 10-Q/A also does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 4, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

o Part I - Item 1 - Financial Statements;
o Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
o Part I - Item 3 - Quantitative and Qualitative Disclosures About Market Risk;
o Part I - Item 4 - Controls and Procedures;
o Part II - Item 6 - Exhibits and Reports on Form 8-K (Exhibit 11)

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications from our Chief Executive Officer and Chief Financial Officer are being filed with this Form 10-Q/A.

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The cumulative effect of the correction of this error at June 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.5 million, $0.5 million and $1.2 million, respectively, and a $0.2 million increase in customer deposits and advance billings. The correction of this error for the three and six months ended June 30, 2004 resulted in a $0.1 million and $0.1 million increase in revenue, respectively, and for the three and six months ended June 30, 2003 resulted in a $13,000 and $47,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at June 30, 2004. These errors resulted in an overstatement of depreciation expense of $0.1 million and $0.8 million for the three and six months ended June 30, 2004, respectively, and an overstatement of depreciation expense of $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively. The correction of these errors increased net income for the three and six months ended June 30, 2004 by $27,000 and $0.5 million, respectively, and increased net income $0.2 million and $0.7 million for the three and six months ended June 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended June 30, 2004 and a decrease in operating expense of $0.3 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2003, the correction of this error resulted in a decrease in operating expense of $50,000 and $0.1 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended June 30, 2004 and an increase to net income of $0.2 million for the six months ended June 30, 2004. The after tax impact of these adjustments for the three and six months ended June 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2004, respectively, and a decrease in interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, and an increase to net income of $36,000 and $0.1 million for the three and six months ended June 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and six months ended June 30, 2004 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statements of Income) of $22,000 and $44,000, respectively, and an increase in rent expense for the three and six months ended June 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the six months ended June 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the three and six months ended June 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at June 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.1 million and $0.8 million for the three and six months ended June 30, 2004 and an increase in net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2003.

The Company has reflected the results of the restatement for the fiscal years ended December 31, 2004 and December 31, 2003 in its Annual Report on Form 10-K for such year, filed with the SEC on March 31, 2005 and has restated its interim financial statements in this Form 10-Q/A and in amendments to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004 and September 30, 2004.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	(Restated)
	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,797	$16,957
Accounts receivable and unbilled revenue, net	18,058	19,533
Other	5,196	5,372

Total current assets	48,051	41,862

Investment securities	5,822	7,518
Other investments	1,315	1,078
Investments in unconsolidated companies	14,853	13,034
Property and equipment, net	206,437	211,521
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	2,763	2,565

Total assets	$324,348	$322,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,500	$—
Accounts payable	8,025	6,250
Customer deposits and advance billings	2,765	2,840
Other accrued liabilities	14,760	17,589
Liabilities of discontinued operations	798	1,072

Total current liabilities	28,848	27,751

Long-term debt	72,500	80,000

Deferred credits and other liabilities:
Deferred income taxes	25,462	23,171
Post-retirement benefits other than pension	11,092	11,246
Other	2,943	3,123

Total deferred credits and other liabilities	39,497	37,540

Total liabilities	140,845	145,291

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at June 30, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at June 30, 2004 and December 31, 2003	61	61
Common stock, 18,877,190 and 18,769,187 shares outstanding at June 30, 2004 and December 31, 2003, respectively	42,146	40,800
Other capital	298	298
Unearned compensation	(657)	(264)
Other accumulated comprehensive income (loss)	(304)	492
Retained earnings	141,623	135,671

Total stockholders’ equity	183,503	177,394

Total liabilities and stockholders’ equity	$324,348	$322,685

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Telephone	$29,742	$30,523	$60,424	$59,872
Wireless and internet	11,007	9,443	20,889	18,873

Total operating revenue	40,749	39,966	81,313	78,745

Operating expense:
Telephone cost of service (excluding depreciation)	8,732	8,916	17,290	17,461
Wireless and internet cost of service (excluding depreciation)	4,737	4,448	9,584	8,987
Selling, general and administrative	13,677	13,872	26,480	27,595
Depreciation	7,423	7,292	14,848	14,183

Total operating expense	34,569	34,528	68,202	68,226

Operating income	6,180	5,438	13,111	10,519

Other income (expense):
Equity in income of unconsolidated companies, net	1,338	1,398	2,729	2,447
Interest, dividend income and gain (loss) on sales of Investments	495	14,747	750	15,020
Impairment of investments	(21)	(1,273)	(40)	(1,284)
Other expenses, principally interest	(1,020)	(2,180)	(2,452)	(3,750)

Total other income (expense)	792	12,692	987	12,433

Income from continuing operations before income Taxes	6,972	18,130	14,098	22,952

Income taxes	2,807	7,134	5,694	9,124

Income from continuing operations	4,165	10,996	8,404	13,828

Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the three and six months ended June 30, 2003	—	(424)	—	(424)

Net income	4,165	10,572	8,404	13,404

Dividends on preferred stock	5	5	10	10

Net income for common stock	$4,160	$10,567	$8,394	$13,394

Basic Earnings per share:
Continuing operations	$0.22	$0.59	$0.45	$0.74
Discontinued operations	—	(0.02)	—	(0.02)
Net income for common stock	0.22	0.56	0.45	0.72

Diluted Earnings per share:
Continuing operations	$0.22	$0.59	$0.44	$0.74
Discontinued operations	—	(0.02)	—	(0.02)
Net income for common stock	0.22	0.56	0.44	0.71

Basic weighted average shares outstanding	18,876	18,740	18,855	18,728
Diluted weighted average shares outstanding	19,051	18,782	18,999	18,748

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$4,165	$10,572	$8,404	$13,404

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	(315)	377	(608)	376
Reclassification adjustment for losses (gains) realized in net income	(198)	4	(188)	8

Comprehensive income	$3,652	$10,953	$7,608	$13,788

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$8,404	$13,404
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	424
Depreciation	14,848	14,183
Amortization of restricted stock	423	203
Post-retirement benefits	(154)	283
Gain on sale of investment securities	(294)	13
Gain on sale of investments in unconsolidated companies	—	(14,401)
Impairment of investments	40	1,284
Undistributed income of unconsolidated companies	(2,729)	(2,448)
Undistributed patronage dividends	(183)	(206)
Deferred income taxes and tax credits	2,909	4,412
Changes in operating assets and liabilities	353	3,277

Net cash provided by operating activities	23,617	20,428

Cash flows from investing activities:
Capital expenditures	(9,764)	(11,223)
Purchases of investments	(241)	(3,136)
Proceeds from sale of investment in unconsolidated companies	—	16,380
Proceeds from sale of investment securities	943	33
Partnership capital distribution	917	1,197

Net cash provided by (used in) investing activities	(8,145)	3,251

Cash flows from financing activities:
Repayment of long-term debt	(5,000)	(20,000)
Dividends paid	(2,462)	(2,446)
Proceeds from common stock issuances	105	335

Net cash used in financing activities	(7,357)	(22,111)

Net cash used in discontinued operations	(275)	(592)

Net increase in cash and cash equivalents	7,840	976
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$24,797	$8,628

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and June 30, 2003 and its cash flows for the six months ended June 30, 2004 and June 30, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The cumulative effect of the correction of this error at June 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.5 million, $0.5 million and $1.2 million, respectively, and a $0.2 million increase in customer deposits and advance billings. The correction of this error for the three and six months ended June 30, 2004 resulted in a $0.1 million and $0.1 million increase in revenue, respectively, and for the three and six months ended June 30, 2003 resulted in a $13,000 and $47,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at June 30, 2004. These errors resulted in an overstatement of depreciation expense of $0.1 million and $0.8 million for the three and six months ended June 30, 2004, respectively, and an overstatement of depreciation expense of $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively. The correction of these errors increased net income for the three and six months ended June 30, 2004 by $27,000 and $0.5 million, respectively, and increased net income $0.2 million and $0.7 million for the three and six months ended June 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended June 30, 2004 and a decrease in operating expense of $0.3 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2003, the correction of this error resulted in a decrease in operating expense of $50,000 and $0.1 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended June 30, 2004 and an increase to net income of $0.2 million for the six months ended June 30, 2004. The after tax impact of these adjustments for the three and six months ended June 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2004, respectively, and a decrease in

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, and an increase to net income of $36,000 and $0.1 million for the three and six months ended June 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and six months ended June 30, 2004 was an increase in rent expense of $22,000 and $44,000, respectively, and an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) for the three and six months ended June 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the six months ended June 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the three and six months ended June 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at June 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.1 million and $0.8 million for the three and six months ended June 30, 2004 and an increase in net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2003.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The cumulative impacts of these restatements on the financial statements are summarized below (in thousands, except per share amounts):

Effect on selected Condensed Consolidated Balance Sheet data as of June 30, 2004:

Selected Condensed Consolidated Balance Sheet Data
June 30, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Balance Sheet
Accounts receivable	$20,694	$(2,636)	$18,058
Total current assets	50,687	(2,636)	48,051
Investment securities	6,041	(219)	5,822
Other investments	1,590	(275)	1,315
Investments in unconsolidated companies	14,359	494	14,853
Property and equipment, net	202,586	3,851	206,437
Other assets	1,638	1,125	2,763
Total assets	322,008	2,340	324,348
Customer deposits and advance billings	2,591	174	2,765
Other accrued liabilities	14,616	144	14,760
Total current liabilities	28,530	318	28,848
Deferred income taxes	24,678	784	25,462
Other liabilities	2,585	358	2,943
Total deferred credits and other liabilities	38,355	1,142	39,497
Total liabilities	139,385	1,460	140,845
Other accumulated comprehensive income (loss)	(451)	147	(304)
Retained earnings	140,890	733	141,623
Total stockholders’ equity	182,623	880	183,503
Total liabilities and stockholders’ equity	322,008	2,340	324,348

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Income Statement data for the three and six months ended June 30, 2004:

Selected Condensed Consolidated Income Statement Data
Three and Six Months ended June 30, 2004
(in thousands, except per share data)

	Three months ended June 30, 2004			Six Months ended June 30, 2004
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Telephone revenue	$29,658	$84	$29,742	$60,295	$129	$60,424
Total operating revenue	40,665	84	40,749	81,184	129	81,313
Telephone cost of service	8,732	—	8,732	17,333	(43)	17,290
Wireless and internet cost of service	4,715	22	4,737	9,439	145	9,584
Selling, general and administrative	13,677	—	13,677	26,917	(437)	26,480
Depreciation	7,405	18	7,423	15,548	(700)	14,848
Total operating expense	34,529	40	34,569	69,237	(1,035)	68,202
Operating income	6,136	44	6,180	11,947	1,164	13,111
Equity in income of unconsolidated companies, net	1,504	(166)	1,338	2,895	(166)	2,729
Other expenses, principally interest	(1,219)	(199)	(1,020)	(2,759)	(307)	(2,452)
Total other income (expense)	759	33	792	846	141	987
Income from continuing operations before income taxes	6,895	77	6,972	12,793	1,305	14,098
Income taxes	2,785	22	2,807	5,191	503	5,694
Income from continuing operations	4,110	55	4,165	7,602	802	8,404
Net income	4,110	55	4,165	7,602	802	8,404
Net income for common stock	4,105	55	4,160	7,592	802	8,394
Basic earnings per share:
Continuing operations	$0.22	$—	$0.22	$0.40	$0.05	$0.45
Net income for common stock	0.22	—	0.22	0.40	0.05	0.45
Diluted earnings per share:
Continuing operations	0.22	—	0.22	0.40	0.04	0.44
Net income for common stock	0.22	—	0.22	0.40	0.04	0.44

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Income Statement data for the three and six months ended June 30, 2003:

Selected Condensed Consolidated Income Statement Data
Three and Six Months ended June 30, 2003
(in thousands, except per share data)

	Three months ended June 30, 2003			Six Months ended June 30, 2003
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Telephone revenue	$30,510	$13	$30,523	$59,825	$47	$59,872
Wireless and Internet revenue	9,443	—	9,443	18,824	49	18,873
Total operating revenue	39,953	13	39,966	78,649	96	78,745
Wireless and internet cost of service	4,420	28	4,448	8,931	56	8,987
Depreciation	7,599	(307)	7,292	15,184	(1,001)	14,183
Total operating expense	34,807	(279)	34,528	69,171	(945)	68,226
Operating income	5,146	292	5,438	9,478	1,041	10,519
Interest, dividend income and gain on sale of investments	14,747	—	14,747	15,264	(244)	15,020
Other expenses, principally interest	(2,236)	(56)	(2,180)	(3,877)	(127)	(3,750)
Total other income (expense)	12,636	56	12,692	12,551	(118)	12,433
Income from continuing operations before income taxes	17,782	348	18,130	22,029	923	22,952
Income taxes	7,000	134	7,134	8,765	359	9,124
Income from continuing operations	10,782	214	10,996	13,264	564	13,828
Net income	10,358	214	10,572	12,840	564	13,404
Net income for common stock	10,353	214	10,567	12,830	564	13,394
Basic earnings per share:
Continuing operations	$0.58	$0.01	$0.59	$0.71	$0.03	$0.74
Net income for common stock	0.55	0.01	0.56	0.69	0.03	0.72
Diluted earnings per share:
Continuing operations	0.57	0.02	0.59	0.71	0.03	0.74
Net income for common stock	0.55	0.01	0.56	0.68	0.03	0.71

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Selected Condensed Consolidated Statements of Comprehensive Income (Loss) data for the six months ended June 30, 2004 and June 30, 2003:

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three and Six Months ended June 30, 2004
(in thousands)

	Three months ended June 30, 2004			Six Months ended June 30, 2004
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$4,110	$55	$4,165	$7,602	$802	$8,404
Unrealized holding gains(losses) on available-for-sale securities	(315)	—	(315)	(1,002)	(394)	(608)
Unrealized holding gains on interest rate swaps	117	(117)	—	181	(181)	—

Comprehensive income	3,714	(62)	3,652	6,593	1,015	7,608

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three and Six Months ended June 30, 2003
(in thousands)

	Three months ended June 30, 2003			Six Months ended June 30, 2003
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$10,358	$214	$10,572	$12,840	$564	$13,404
Unrealized holding gains on interest rate swaps	34	(34)	—	76	(76)	—

Comprehensive income	10,773	180	10,953	13,300	488	13,788

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Effect on selected Condensed Consolidated Statements of Cash Flows data for the six months ended June 30, 2004 and June 30,2003:

Selected Condensed Consolidated Statement of Cash Flows Data
Six Months ended June 30, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$7,602	$802	$8,404

Depreciation	15,548	(700)	14,848
Undistributed income of unconsolidated companies	(2,895)	166	(2,729)
Deferred income taxes and tax credits	2,542	367	2,909
Changes in operating assets and liabilities	988	(635)	353

Selected Condensed Consolidated Statement of Cash Flows Data
Six Months ended June 30, 2003
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$12,840	$564	$13,404

Depreciation	15,184	(1,001)	14,183
Undistributed patronage dividends	(391)	185	(206)
Deferred income taxes and tax credits	4,409	3	4,412
Changes in operating assets and liabilities	3,028	249	3,277

5.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	(Restated)
	June 30,	December 31,
	2004	2003
Land, buildings and general equipment	$91,656	$90,915
Central office equipment	168,681	164,210
Poles, wires, cables and conduit	150,372	143,805
Construction in progress	3,040	5,438

	413,749	404,368
Accumulated depreciation	(207,312)	(192,847)

Property and equipment, net	$206,437	$211,521

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	DISCONTINUED OPERATIONS

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

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at June 30, 2004 and December 31, 2003 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
June 30, 2004 (Restated)	$6,295	$603	$(1,076)	$5,822

December 31, 2003	$6,798	$815	$(95)	$7,518

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

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$10,720	$8,902
Other	103	100

Cost Method:
Magnolia Holding Company	1,680	1,680
ITC Financial Services, LLC	840	840
Other	1,510	1,512

Total	$14,853	$13,034

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

The Company recognized income of $1.3 million (restated) and $1.4 million in the three months ended June 30, 2004 and 2003, respectively and $2.7 million (restated) and $2.4 million in the six months ended June 30, 2004 and 2003, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. Summarized unaudited interim results of operations for Palmetto MobileNet, L.P. for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

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

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Line of credit with interest at LIBOR plus 1.25% (2.44% at June 30, 2004 and December 31, 2003)	$25,000	$30,000
Term loan with interest at 7.32%	50,000	50,000

	75,000	80,000

Less: Current portion of long-term debt	2,500	—

Total long-term debt	$72,500	$80,000

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of June 30, 2004 was $(0.1) million and $(0.2) million, respectively and are recorded in other long-term liabilities. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income, as reported	$4,165	$10,572	$8,404	$13,404
Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	272	209	543	417

Pro forma net income	$3,893	$10,363	$7,861	$12,987

Basic earnings per common share
As reported	$0.22	$0.56	$0.45	$0.72
Pro forma	0.21	0.55	0.42	0.69

Diluted earnings per common share
As reported	$0.22	$0.56	$0.44	$0.71
Pro forma	0.20	0.55	0.41	0.69

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.	PENSION AND POST-RETIREMENT PLANS

Components of net period benefit costs for the three months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$503	$463	$17	$13
Interest cost	655	626	123	128
Expected return on plan assets	(842)	(664)	—	—
Transition obligation	—	—	153	153
Amortization of prior service cost	1	1	(160)	(84)
Amortization of gain	—	—	(39)	(56)

Net periodic benefit cost	$317	$426	$94	$154

Components of net period benefit costs for the six months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2004	2003	2004	2003
Service cost	$1,006	$926	$34	$26
Interest cost	1,310	1,252	247	256
Expected return on plan assets	(1,684)	(1,328)	—	—
Transition obligation	—	—	306	306
Amortization of prior service cost	2	2	(321)	(168)
Amortization of gain	—	—	(78)	(112)

Net periodic benefit cost	$634	$852	$188	$308

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

Three months ended June 30, 2004 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$22,906	$8,247	$4,951	$1,885	$2,760	$—	$40,749
External expense	11,541	6,552	4,482	2,140	2,182	249	27,146
Depreciation	4,958	479	624	745	283	334	7,423

Operating income (loss)	$6,407	$1,216	$(155)	$(1,000)	$295	$(583)	$6,180

Segment assets	$171,675	$30,421	$15,610	$25,192	$15,127	$66,323	$324,348

Three months ended June 30, 2003 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,581	$6,808	$5,377	$1,565	$2,635	$—	$39,966
External expense	11,428	5,640	4,790	2,073	2,548	757	27,236
Depreciation	4,897	425	628	635	376	331	7,292

Operating income (loss)	$7,256	$743	$(41)	$(1,143)	$(289)	$(1,088)	$5,438

Segment assets	$163,408	$30,785	$16,227	$23,168	$15,496	$67,315	$316,399

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Six months ended June 30, 2004 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$46,605	$15,369	$9,989	$3,830	$5,520	$—	$81,313
External expense	22,282	12,858	8,871	4,359	4,518	466	53,354
Depreciation	9,672	948	1,259	1,465	799	705	14,848

Operating income (loss)	$14,651	$1,563	$(141)	$(1,994)	$203	$(1,171)	$13,111

Segment assets	$171,675	$30,421	$15,610	$25,192	$15,127	$66,323	$324,348

Six months ended June 30, 2003 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$47,147	$13,730	$9,848	$2,877	$5,143	$—	$78,745
External expense	22,398	11,343	9,558	4,001	4,944	1,799	54,043
Depreciation	9,713	794	1,082	1,393	742	459	14,183

Operating income (loss)	$15,036	$1,593	$(792)	$(2,517)	$(543)	$(2,258)	$10,519

Segment assets	$163,408	$30,785	$16,227	$23,168	$15,496	$67,315	$316,399

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

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Segment operating income	$6,180	$5,438	$13,111	$10,519
Total other income (expense)	792	12,692	987	12,433

Income from continuing operations before income taxes	$6,972	$18,130	$14,098	$22,952

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The cumulative effect of the correction of this error at June 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.5 million, $0.5 million and $1.2 million, respectively, and a $0.2 million increase in customer deposits and advance billings. The correction of this error for the three and six months ended June 30, 2004 resulted in a $0.1 million and $0.1 million increase in revenue, respectively, and for the three and six months ended June 30, 2003 resulted in a $13,000 and $47,000 increase in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $3.3 million at June 30, 2004. These errors resulted in an overstatement of depreciation expense of $44,000 and $0.8 million for the three and six months ended June 30, 2004, respectively, and an overstatement of depreciation expense of $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively. The correction of these errors increased net income for the three and six months ended June 30, 2004 by $27,000 and $0.5 million, respectively, and increased net income $0.2 million and $0.7 million for the three and six months ended June 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended June 30, 2004 and a decrease in operating expense of $0.3 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2003, the correction of this error resulted in a decrease in operating expense of $0.1 million and $0.1 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended June 30, 2004 and an increase to net income of $0.2 million for the six months ended June 30, 2004. The after tax impact of these adjustments for the three and six months ended June 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2004, respectively, and a decrease in interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, and an increase to net income of $36,000 and $0.1 million for the three and six months ended June 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and six months ended June 30, 2004 was an increase in rent expense of $22,000 and $44,000, respectively, and an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) for the three and six months ended June 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the six months ended June 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the three and six months ended June 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at June 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase in net income of $0.1 million and $0.8 million for the three and six months ended June 30, 2004 and an increase in net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2003.

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

For the three and six months ended June 30, 2004, net income for the Company was $4.2 million and $8.4 million, respectively, compared to $10.6 million and $13.4 million for the three and six months ended June 30, 2003. The second quarter 2003 included a $9.4 million after-tax gain on the sale of an equity investment. Diluted earnings per share were $0.22 and $0.56 for the three months ended June 30, 2004 and 2003, respectively and $0.44 and $0.71 for the six months ended June 30, 2004 and 2003.

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

The following discussion reviews the consolidated results of operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$40,749	$39,966	$81,313	$78,745
Total operating expense	34,569	34,528	68,202	68,226

Operating income	$6,180	$5,438	$13,111	$10,519

Depreciation	$7,423	$7,292	$14,848	$14,183
Capital expenditures	5,851	5,248	9,764	11,223
Total assets			324,348	316,399

Ending wired access lines			156,627	152,720
Ending wireless subscribers			40,358	34,572

Three months ended June 30

Operating revenue increased $0.8 million or 2.0% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase is attributable to a $1.4 million increase in Wireless revenue driven by a 16.7% increase in customers, a $0.3 million increase in Greenfield revenue driven primarily by a 44.2% increase in access lines and a $0.1 million increase in IDS revenue offset by a $0.7 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates, and a $0.4 million decrease in CLEC revenue due to a decrease in access revenue.

Operating margin increased to 15.2% for the three months ended June 30, 2004 from 13.6% for the three months ended June 30, 2003. This increase in operating margin is primarily due to improving operating margins in the Company’s CLEC and Greenfield businesses and higher operating margins in the Wireless business. The Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts.

Six months ended June 30

Operating revenue increased $2.6 million or 3.3% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase is attributable to a $1.6 million increase in Wireless revenue driven by a 16.7% increase in customers, a $1.0 million increase in Greenfield revenue driven primarily by a 44.2% increase in access lines, a $0.4 million increase in IDS revenue and a $0.1 million increase in CLEC revenue offset by a $0.5 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates.

The Company has diversified operating revenue over the past several years through the growth in our competitive businesses. For the six months ended June 30, ILEC represented 57.3% of total revenue in 2004 compared to 59.9% in 2003, while Digital Wireless represented 18.9% of total revenue in 2004 compared to 17.4% in 2003, the combined CLEC and Greenfield businesses have grown to 17.0% of total revenue in 2004 up from 16.2% in 2003 and Internet represented 6.8% in 2004 compared to 6.5% in 2003.

The operating margin increased to 16.1% for the six months ended June 30, 2004 from 13.4% for the six months ended June 30, 2003. This increase in operating margin is primarily due to improving operating margins in the competitive businesses offset by declining operating margins in the ILEC. Operating margin in the ILEC declined for the six months ended June 30, 2004 to 31.4% compared to 31.9% for the six months ended June 30, 2003.

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

ILEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$22,906	$23,581	$46,605	$47,147
Total operating expense	16,499	16,325	31,954	32,111

Operating income	$6,407	$7,256	$14,651	$15,036

Depreciation	$4,958	$4,897	$9,672	$9,713
Capital expenditures	3,564	2,868	5,552	6,176
Total assets			171,675	163,408

Ending business access lines			29,068	29,373
Ending residential access lines			85,394	87,489
Ending total access lines			114,462	116,862
Ending long distance lines			84,763	84,686

Three months ended June 30

Operating revenue for the ILEC decreased $0.7 million or 2.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in revenue is primarily the result of a decrease in wireless interconnection access revenue of $0.3 million and a decrease in line related revenue related to a 2.1% decrease in access lines. These decreases were partially offset by an increase in revenue related to our bundled product offerings. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense in the ILEC increased $0.2 million or 1.1% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The primary drivers of this increase were higher corporate related expenses, partially offset by lower access and interconnection expense. Operating expense increased slightly while operating revenue declined resulting in a decline in operating margin from 30.8% for the three months ended June 30, 2003 to 28.0% for the three months ended June 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended June 30, 2004 were 15.6% of ILEC operating revenue compared to 12.2% of operating revenue for the three months ended June 30, 2003.

Six months ended June 30

Operating revenue for the ILEC decreased $0.5 million or 1.1% for six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in revenue is primarily the result of a decrease in wireless interconnection access revenue of $0.4 million and a 2.1% decrease in access lines. These decreases were partially offset by an increase in revenue related to our bundled product offerings. During the six months ended June 30, 2004, the Company recognized revenue of approximately $0.3 million related to the collection of previously disputed access charges. Access lines at June 30, 2004 declined 2.1% from June 30, 2003. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

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

Operating expense in the ILEC decreased $0.2 million or 0.5% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The primary driver of this decrease was lower access and interconnection charges. Operating margin for the six months ended June 30, 2004 decreased to 31.4% from 31.9% during the six months ended June 30, 2003. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

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

CLEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$4,951	$5,377	$9,989	$9,848
Total operating expense	5,106	5,418	10,130	10,640

Operating income (loss)	$(155)	$(41)	$(141)	$(792)

Depreciation	$624	$628	$1,259	$1,082
Capital expenditures	185	209	396	465
Total assets			15,610	16,227

Ending access lines			30,686	27,897
Ending long distance lines			22,171	19,810

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

CLEC operating expense was $5.1 million and $5.4 million for the three months ended June 30, 2004 and 2003, respectively. Operating expense decreased $0.3 million or 5.8%. Operating margin decreased to (3.1)% for the three months ended June 30, 2004 compared to (0.8)% for the three months ended June 30, 2003. The decline in operating margin was due primarily to the reduction in access revenue partially offset by an increase in access lines, and a decrease in operating expenses.

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

CLEC operating expense was $10.1 million and $10.6 million for the six months ended June 30, 2004 and 2003, respectively. Operating expense decreased despite revenue growth of 1.4%. As a result, operating margin increased to (1.4)% for the six months ended June 30, 2004 compared to (8.0%) for the six months ended June 30, 2003. The improvement in operating margin was due primarily to the increase in access lines partially offset by a decrease in access fee revenue.

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

Greenfield (in thousands, except lines and signed agreements)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$1,885	$1,565	$3,830	$2,877
Total operating expense	2,885	2,708	5,824	5,394

Operating income (loss)	$(1,000)	$(1,143)	$(1,994)	$(2,517)

Depreciation	$745	$635	$1,465	$1,393
Capital expenditures	1,198	1,003	1,940	2,149
Total assets			25,192	23,168

Ending access lines			11,479	7,961
Ending long distance lines			5,655	3,397
Total signed provider agreements			99	80

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

Operating expense increased 6.5% for the three months ended June 30, 2004 to $2.9 million as compared to $2.7 million for the three months ended June 30, 2003. The increase is related primarily to the expenses associated with the increase in access lines.

Operating margin increased to (53.1)% for the three months ended June 30, 2004 compared to (73.0%) for the three months ended June 30, 2003. Capital expenditures for the three months ended June 30, 2004 increased $0.2 million compared to the three months ended June 30, 2003, as the Company continues its strategy of targeting new developments with the most efficient capital deployments.

Six months ended June 30

Greenfield revenue increased $1.0 million for the six months ended June 30, 2004 to $3.8 million compared to $2.9 million for the six months ended June 30, 2003. This revenue increase is primarily attributable to a 44.2% increase in access lines.

Operating expense increased 8.0% for the six months ended June 30, 2004 to $5.8 million, related primarily to a $0.2 million increase in transport expenses associated with the increase in access lines.

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

Digital Wireless (in thousands, except subscribers)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$8,247	$6,808	$15,369	$13,730
Total operating expense	7,031	6,065	13,806	12,137

Operating income	$1,216	$743	$1,563	$1,593

Depreciation	$479	$425	$948	$794
Capital expenditures	236	124	618	183
Total assets			30,421	30,785

Ending post-pay subscribers			40,358	34,572

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

Operating margin increased to 14.7% for the three months ended June 30, 2004 compared to 10.9% for the three months ended June 30, 2003. This improvement in operating margin is due primarily to the increase in settlement and roaming revenue.

Capital expenditures were $0.2 million for the three months ended June 30, 2004, primarily related to the addition of capacity on selected cell sites.

Six months ended June 30

Digital Wireless revenue grew $1.6 million or 11.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Post-pay wireless subscribers increased 16.7% compared to the six months ended June 30, 2003. Also contributing to our increase in revenue was increased settlement revenue of $0.6 million related to a 31.9% increase in the minutes of use on the Company’s wireless network during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

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

Operating margins decreased to 10.2% for the six months ended June 30, 2004 compared to 11.6% for the six months ended June 30, 2003. This decrease was primarily due to a decrease in average revenue per subscriber and an increase in settlement expenses, corporate expenses and an increase in depreciation expense.

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

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$2,760	$2,635	$5,520	$5,143
Total operating expense	2,465	2,924	5,317	5,686

Operating income (loss)	$295	$(289)	$203	$(543)

Depreciation	$283	$376	$799	$742
Capital expenditures	379	477	676	1,315
Total assets			15,127	15,496

Ending DSL lines			11,582	8,546
Ending dial-up accounts			10,038	11,983
Ending high-speed accounts			577	565

Three months ended June 30

IDS operating revenue grew 4.7% for the three months ended June 30, 2004 to $2.8 million compared to the three months ended June 30, 2003. This increase is primarily due to higher DSL revenue of $0.4 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense decreased 15.7% compared to the three months ended June 30, 2003. The primary driver of this decrease was a $0.2 million decrease in network expense and a $0.1 million decline in depreciation expense.

As a result, operating margins improved to 10.7% for the three months ended June 30, 2004 compared to (11.0%) for the three months ended June 30, 2003. The Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses.

Six months ended June 30

IDS operating revenue grew 7.3% for the six months ended June 30, 2004 to $5.5 million compared to the six months ended June 30, 2003. This increase is primarily due to higher DSL revenue of $0.8 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.4 million combined.

IDS operating expense decreased 6.5% compared to the six months ended June 30, 2003. As a result, operating margins improved to 3.7% for the six months ended June 30, 2004 compared to (10.6%) for the six months ended June 30, 2003.

DSL customers at June 30, 2004 increased 35.5% compared to June 30, 2003, to a total of 11,582. This represents a penetration rate of 9.2% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating expense	$583	$1,088	$1,171	$2,258

Operating income (loss)	$(583)	$(1,088)	$(1,171)	$(2,258)

Depreciation	$334	$331	$705	$459
Capital expenditures	289	567	582	935
Total assets			66,323	67,315

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

Other Income

Three months ended June 30

Other income (expense) for the three months ended June 30, 2004 decreased $11.9 million compared to the three months ended June 30, 2003. This decrease relates primarily to lower gains on sale of investments of $14.3 million offset by a $1.3 million decrease in impairment on investments and a $1.2 million decrease in other expenses. The decrease in gains on sale of investments was due to a $14.5 million gain recognized in June 2003 related to the sale of the Company’s investment in ITC Holding. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

Six months ended June 30

Other income (expense) for the six months ended June 30, 2004 decreased $11.4 million compared to the six months ended June 30, 2003. This decrease relates primarily to lower gains on sale of investments of $14.3 million offset by a $0.3 million increase in equity in income of unconsolidated companies, a $1.2 million decrease in impairment on investments and a $1.3 million decrease in other expenses. The decrease in gains on sale of investments was due to a $14.5 million gain recognized in June 2003 related to the sale of the Company’s investment in ITC Holding. The increase in equity in income of unconsolidated companies relates to the Company’s investment in Palmetto, L.P. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

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

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Line of credit	$25,000	$—	$25,000	$—	$—
Term loan	50,000	2,500	15,000	10,000	22,500
Fixed interest payments	20,585	3,637	8,921	4,115	3,912
Operating leases (Restated)	14,202	3,262	6,151	2,690	2,099
Capital leases	1,702	552	1,150	—	—

	$111,489	$9,951	$56,222	$16,805	$28,511

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

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $90.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of June 30, 2004 was $(0.1) million and $(0.2) million, respectively and are recorded in other long term liabilities. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, was prepared and filed, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

In conjunction with the Company’s decision to restate its financial statements for the period ended June 30, 2004 (as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements), the Company identified the below-described material weaknesses in its internal control over financial reporting. As a result of such findings, our Chief Executive Officer and Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures and concluded those disclosure controls and procedures were not effective as of June 30, 2004 because of the material weaknesses in our internal controls over financial reporting as described below.

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

(c)	Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

provides details of accounts receivable associated with such arrangements. The Company believes that these changes will provide adequate controls in periods after December 31,2004 over the reporting of accounts receivable and revenue for phone system sales.

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