Form 10-Q/A
period 2004-09-30
CT COMMUNICATIONS INC /NC
filed 2005-04-27
CIK 23259

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of CT Communications, Inc. (the “Company”) for the quarter ended September 30, 2004 is to restate our interim consolidated financial statements for the quarters ended September 30, 2004 and 2003 and related disclosures as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

The Company has not attempted in this amendment to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A also does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 4, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

o Part I  -  Item 1  -  Financial Statements;
o Part I  -  Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations;
o Part I  -  Item 3  -  Quantitative and Qualitative Disclosures About Market Risk;
o Part I  -  Item 4  -  Controls and Procedures; and
o Part II -  Item 6  -  Exhibits and Reports on Form 8 - K(Exhibit 11)

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications from our Chief Executive Officer and Chief Financial Officer are being filed with this Form 10-Q/A.

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at September 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.3 million, $0.4 million and $1.1 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three and nine months ended September 30, 2004 resulted in an increase in revenue of $0.2 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2003 resulted in a $0.1 million and $37,000 decrease in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment, net of $2.7 million at September 30, 2004. These errors resulted in an overstatement (understatement) of depreciation expense of $(0.5) million and $0.3 million for the three and nine months ended September 30, 2004, respectively, and an overstatement of depreciation expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively. The correction of these errors increased (decreased) net income for the three and nine months ended September 30, 2004 by $(0.3) million and $0.2 million, respectively, and increased net income $0.3 million and $1.0 million for the three and nine months ended September 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended September 30, 2004 and a decrease in operating expense of $0.2 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the correction of this error resulted in a decrease in operating expense of $0.1 million and $0.2 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended September 30, 2004 and an increase to net income of $0.1 million for the nine months ended September 30, 2004. The after tax impact of these adjustments for the three and nine months ended September 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $20,000 and $0.3 million for the three and nine months ended September 30, 2004, respectively, and a decrease in interest expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $13,000 and $0.2 million for the three and nine months ended September 30, 2004, respectively, and an increase to net income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and nine months ended September 30, 2004 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statements of Income) of $22,000 and $66,000, respectively, and an increase in rent expense for the three and nine months ended September 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the nine months ended September 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the nine months ended September 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at September 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase (decrease) in net income of ($0.2) million and $0.6 million for the three and nine months ended September 30, 2004 and an increase in net income of $0.4 million and $0.9 million for the three and nine months ended September 30, 2003.

The Company has reflected the results of the restatement for the fiscal year ended December 31, 2004 in its Annual Report on Form 10-K for such year, filed with the SEC on March 31, 2005 and has restated its interim financial statements in this Form 10-Q/A and in amendments to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Restated)
	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,742	$16,957
Accounts receivable and unbilled revenue, net	17,674	19,533
Other	4,636	5,372

Total current assets	47,052	41,862

Investment securities	6,542	7,518
Other investments	1,347	1,078
Investments in unconsolidated companies	15,641	13,034
Property and equipment, net	205,718	211,521
Goodwill	9,906	9,906
Other intangibles, net	35,201	35,201
Other assets	2,952	2,565

Total assets	$324,359	$322,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$—
Accounts payable	7,146	6,250
Customer deposits and advance billings	2,659	2,840
Other accrued liabilities	19,093	17,589
Liabilities of discontinued operations	682	1,072

Total current liabilities	33,330	27,751

Long-term debt	66,250	80,000

Deferred credits and other liabilities:
Deferred income taxes	25,374	23,171
Post-retirement benefits other than pension	11,087	11,246
Other	2,932	3,123

Total deferred credits and other liabilities	39,393	37,540

Total liabilities	138,973	145,291

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at September 30, 2004 and December 31, 2003	336	336
4.5% series, $100 par value; 614 shares outstanding at September 30, 2004 and December 31, 2003	61	61
Common stock, 18,879,041 and 18,769,187 shares outstanding at September 30, 2004 and December 31, 2003, respectively	42,165	40,800
Other capital	298	298
Unearned compensation	(425)	(264)
Other accumulated comprehensive income	317	492
Retained earnings	142,634	135,671

Total stockholders’ equity	185,386	177,394

Total liabilities and stockholders’ equity	$324,359	$322,685

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenue:
Telephone	$29,985	$30,499	$90,409	$90,371
Wireless and internet	10,863	10,020	31,752	28,893

Total operating revenue	40,848	40,519	122,161	119,264

Operating expense:
Telephone cost of service (excluding depreciation)	9,415	9,280	26,705	26,741
Wireless and internet cost of service (excluding depreciation)	4,418	4,996	14,002	13,983
Selling, general and administrative (excluding depreciation)	14,235	14,167	40,715	41,762
Depreciation	8,250	7,334	23,098	21,517

Total operating expense	36,318	35,777	104,520	104,003

Operating income	4,530	4,742	17,641	15,261

Other income (expense):
Equity in income of unconsolidated companies, net	1,820	1,787	4,549	4,235
Interest, dividend income and gain (loss) on sales of investments	184	858	934	15,878
Impairment of investments	(1,454)	(460)	(1,494)	(1,744)
Other expenses, principally interest	(1,205)	(1,458)	(3,657)	(5,209)

Total other income (expense)	(655)	727	332	13,160

Income from continuing operations before income taxes	3,875	5,469	17,973	28,421

Income taxes	1,631	1,955	7,324	11,079

Income from continuing operations	2,244	3,514	10,649	17,342

Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 for the nine months ended September 30, 2003	—	—	—	(424)

Net income	2,244	3,514	10,649	16,918

Dividends on preferred stock	5	5	15	15

Net income for common stock	$2,239	$3,509	$10,634	$16,903

Basic Earnings per share:
Continuing operations	$0.12	$0.19	$0.56	$0.92
Discontinued operations	—	—	—	(0.02)
Net income for common stock	0.12	0.19	0.56	0.90

Diluted Earnings per share:
Continuing operations	$0.12	$0.19	$0.56	$0.92
Discontinued operations	—	—	—	(0.02)
Net income for common stock	0.12	0.19	0.56	0.90

Basic weighted average shares outstanding	18,877	18,765	18,862	18,740
Diluted weighted average shares outstanding	19,054	18,853	19,010	18,791

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$2,244	$3,514	$10,649	$16,918

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	(176)	94	(783)	470
Reclassification adjustment for losses (gains) realized in net income	797	(4)	608	4

Comprehensive income	$2,865	$3,604	$10,474	$17,392

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$10,649	$16,918

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	424
Depreciation	23,098	21,517
Amortization of restricted stock	640	589
Post-retirement benefits	(158)	424
(Gain) loss on sale of investment securities	(300)	7
Gain on sale of investments in unconsolidated companies	—	(15,063)
Impairment of investments	1,494	1,744
Undistributed income of unconsolidated companies	(4,548)	(4,235)
Undistributed patronage dividends	(269)	(298)
Deferred income taxes and tax credits	2,503	7,086
Changes in operating assets and liabilities	4,394	7,809

Net cash provided by operating activities	37,503	36,922

Cash flows from investing activities:
Capital expenditures	(17,294)	(16,923)
Purchases of investments	(1,397)	(3,312)
Proceeds from sale of investment in unconsolidated companies	—	17,052
Proceeds from sale of investment securities	1,067	208
Capital distribution from unconsolidated companies	1,834	3,438

Net cash provided by (used in) investing activities	(15,790)	463

Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(24,000)
Dividends paid	(3,692)	(3,665)
Proceeds from common stock issuances	154	383

Net cash used in financing activities	(13,538)	(27,282)

Net cash used in discontinued operations	(390)	(930)

Net increase in cash and cash equivalents	7,785	9,173
Cash and cash equivalents at beginning of period	16,957	7,652

Cash and cash equivalents at end of period	$24,742	$16,825

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum		$(17,697)

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and September 30, 2003 and its cash flows for the nine months ended September 30, 2004 and September 30, 2003. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	In certain instances, amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation of the 2004 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

4.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at September 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.3 million, $0.4 million and $1.1 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three and nine months ended September 30, 2004 resulted in an increase in revenue of $0.2 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2003 resulted in a $0.1 million and $37,000 decrease in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment of $2.7 million at September 30, 2004. These errors resulted in an overstatement (understatement) of depreciation expense of $ (0.5) million and $ 0.3 million for the three and nine months ended September 30, 2004, respectively, and an overstatement of depreciation expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively. The correction of these errors increased (decreased) net income for the three and nine months ended September 30, 2004 by $(0.3) million and $0.2 million, respectively, and increased net income $0.3 million and $1.0 million for the three and nine months ended September 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended September 30, 2004 and a decrease in operating expense of $0.2 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the correction of this error resulted in a decrease in operating expense of $0.1 million and $0.2 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended September 30, 2004 and an increase to net income of $0.1 million for the nine months ended September 30, 2004. The after tax impact of these adjustments for the three and nine months ended September 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $20,000 and $0.3 million for the three and nine months ended September 30, 2004, respectively, and a decrease in interest expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $13,000 and $0.2 million for the three and nine months ended September 30, 2004, respectively, and an increase to net income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and nine months ended September 30, 2004 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) of $22,000 and $66,000, respectively, and an increase in rent expense for the three and nine months ended September 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the nine months ended September 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the nine months ended September 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at September 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase (decrease) in net income of ($0.2) million and $0.6 million for the three and nine months ended September 30, 2004 and an increase in net income of $0.4 million and $0.9 million for the three and nine months ended September 30, 2003.

The cumulative impacts of these restatements on the financial statements are summarized below (in thousands, except per share amounts):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Balance Sheet data as of September 30, 2004:

Selected Condensed Consolidated Balance Sheet Data
September 30, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Balance Sheet
Accounts receivable	$20,116	$(2,442)	$17,674
Total current assets	49,494	(2,442)	47,052
Property and equipment, net	202,430	3,288	205,718
Other assets	1,823	1,129	2,952
Total assets	322,384	1,975	324,359
Customer deposits and advance billings	2,476	183	2,659
Other accrued liabilities	19,097	(4)	19,093
Total current liabilities	33,151	179	33,330
Deferred income taxes	24,599	775	25,374
Other liabilities	2,552	380	2,932
Total deferred credits and other liabilities	38,238	1,155	39,393
Total liabilities	137,639	1,334	138,973
Other accumulated comprehensive income (loss)	182	135	317
Retained earnings	142,128	506	142,634
Total stockholders’ equity	184,745	641	185,386
Total liabilities and stockholders’ equity	322,384	1,975	324,359

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Income Statement data for the three and nine months ended September 30, 2004:

Selected Condensed Consolidated Income Statement Data
Three and Nine Months ended September 30, 2004
(in thousands, except per share data)

	Three months ended September 30, 2004			Nine Months ended September 30, 2004
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Telephone revenue	$29,796	$189	$29,985	$90,091	$318	$90,409
Total operating revenue	40,659	189	40,848	121,843	318	122,161
Telephone cost of service	9,409	6	9,415	26,743	(38)	26,705
Wireless and internet cost of service	4,397	21	4,418	13,835	167	14,002
Selling, general and administrative	14,240	(5)	14,235	41,157	(442)	40,715
Depreciation	7,687	563	8,250	23,235	(137)	23,098
Total operating expense	35,733	585	36,318	104,970	(450)	104,520
Operating income	4,926	(396)	4,530	16,873	768	17,641
Equity in income of unconsolidated companies, net	1,820	—	1,820	4,714	(165)	4,549
Other expenses, principally interest	(1,225)	20	(1,205)	(3,984)	327	(3,657)
Total other income (expense)	(675)	20	(655)	170	162	332
Income from continuing operations before income taxes	4,251	(376)	3,875	17,043	930	17,973
Income taxes	1,780	(149)	1,631	6,971	353	7,324
Income from continuing operations	2,471	(227)	2,244	10,072	577	10,649
Net income	2,471	(227)	2,244	10,072	577	10,649
Net income for common stock	2,466	(227)	2,239	10,057	577	10,634
Basic earnings per share:
Continuing operations	$0.13	$(0.01)	$0.12	$0.53	$0.03	$0.56
Net income for common stock	0.13	(0.01)	0.12	0.53	0.03	0.56
Diluted earnings per share:
Continuing operations	0.13	(0.01)	0.12	0.53	0.03	0.56
Net income for common stock	0.13	(0.01)	0.12	0.53	0.03	0.56

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Income Statement data for the three and nine months ended September 30, 2003:

Selected Condensed Consolidated Income Statement Data
Three and Nine Months ended September 30, 2003
(in thousands, except per share data)

	Three months ended September 30, 2003			Nine Months ended September 30, 2003
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Telephone revenue	$30,583	$(84)	$30,499	$90,408	$(37)	$90,371
Wireless and internet revenue	10,020	—	10,020	28,844	49	28,893
Total operating revenue	40,603	(84)	40,519	119,252	12	119,264
Wireless and internet cost of service	4,968	28	4,996	13,899	84	13,983
Selling, general and administrative	14,369	(202)	14,167	41,762	—	41,762
Depreciation	7,605	(271)	7,334	22,991	(1,474)	21,517
Total operating expense	36,222	(445)	35,777	105,393	(1,390)	104,003
Operating income	4,381	361	4,742	13,859	1,402	15,261
Interest, dividend income and gain on sale of investments	858	—	858	16,122	(244)	15,878
Other expenses, principally interest	(1,682)	224	(1,458)	(5,558)	(351)	(5,209)
Total other income (expense)	503	224	727	13,055	105	13,160
Income from continuing operations before income taxes	4,884	585	5,469	26,914	1,507	28,421
Income taxes	1,735	220	1,955	10,501	578	11,079
Income from continuing operations	3,149	365	3,514	16,413	929	17,342
Net income	3,149	365	3,514	15,989	929	16,918
Net income for common stock	3,144	365	3,509	15,974	929	16,903
Basic earnings per share:
Continuing operations	$0.17	$0.02	$0.19	$0.88	$0.05	$0.92
Net income for common stock	0.17	0.02	0.19	0.85	0.05	0.90
Diluted earnings per share:
Continuing operations	0.17	0.02	0.19	0.87	0.05	0.92
Net income for common stock	0.17	0.02	0.19	0.85	0.05	0.90

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Selected Condensed Consolidated Statements of Comprehensive Income (Loss) data for the nine months ended September 30, 2004 and September 30, 2003:

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three and Nine Months ended September 30, 2004
(in thousands)

	Three months ended September 30, 2004			Nine Months ended September 30, 2004
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$2,471	$(227)	$2,244	$10,072	$577	$10,649
Unrealized holding gains (losses) on available-for-sale securities	(176)	—	(176)	(1,177)	394	(783)
Unrealized holding gains on interest rate swaps	12	(12)	—	193	(193)	—

Comprehensive income	3,104	(239)	2,865	9,696	778	10,474

Selected Condensed Consolidated Statement of Comprehensive Income (Loss)
Three and Nine Months ended September 30, 2003
(in thousands)

	Three months ended September 30, 2003			Nine Months ended September 30, 2003
	As	Restate-		As	Restate-
	Previously	ment	As	Previously	ment	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net income	$3,149	$365	$3,514	$15,989	$929	$16,918
Unrealized holding gains on interest rate swaps	136	(136)	—	212	(212)	—

Comprehensive income	3,375	229	3,604	16,675	717	17,392

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effect on selected Condensed Consolidated Statements of Cash Flows data for the nine months ended September 30, 2004 and September 30,2003:

Selected Condensed Consolidated Statement of Cash Flows Data
Nine Months ended September 30, 2004
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$10,072	$577	$10,649

Depreciation	23,235	(137)	23,098
Undistributed income of unconsolidated companies	(4,714)	166	(4,548)
Deferred income taxes and tax credits	2,079	424	2,503
Changes in operating assets and liabilities	5,424	(1,030)	4,394

Selected Condensed Consolidated Statement of Cash Flows Data
Nine Months ended September 30, 2003
(in thousands)

	As Previously	Restatement	As
	Reported	Adjustment	Restated
Net income	$15,989	$929	$16,918

Depreciation	22,991	(1,474)	21,517
Undistributed patronage dividends	(483)	185	(298)
Deferred income taxes and tax credits	6,730	356	7,086
Changes in operating assets and liabilities	7,805	4	7,809

5.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	(Restated)
	September 30,	December 31,
	2004	2003
Land, buildings and general equipment	$91,998	$90,915
Central office equipment	170,968	164,210
Poles, wires, cables and conduit	152,405	143,805
Construction in progress	5,675	5,438

	421,046	404,368
Accumulated depreciation	(215,328)	(192,847)

Property and equipment, net	$205,718	$211,521

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	DISCONTINUED OPERATIONS

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

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at September 30, 2004 and December 31, 2003 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
September 30, 2004	$6,048	$561	$(67)	$6,542

December 31, 2003	$6,798	$815	$(95)	$7,518

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

10.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Equity Method:
Palmetto MobileNet, L.P.	$11,627	$8,902
Other	99	100

Cost Method:
Magnolia Holding Company	1,681	1,680
ITC Financial Services, LLC	840	840
Other	1,394	1,512

Total	$15,641	$13,034

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings of RSA partnership interests	$7,630	$8,041	$21,204	$22,353
Other expenses	185	152	415	246

Net income	$7,445	$7,889	$20,789	$22,107

11.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Line of credit with interest at LIBOR plus 1.25% (3.0% at September 30, 2004 and 2.44% at December 31, 2003)	$20,000	$30,000
Term loan with interest at 7.32%	50,000	50,000

	70,000	80,000

Less: Current portion of long-term debt	3,750	—

Total long-term debt	$66,250	$80,000

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

maturity on December 31, 2014. Payments of principal are due beginning March 31, 2005 and quarterly thereafter through December 31, 2014, in equal quarterly installments of $1.25 million.

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $70.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of September 30, 2004 was $(27,000) and $(0.2) million, respectively and are recorded in other long-term liabilities. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

12. GOODWILL

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

13. STATE INCOME TAX ASSESSMENT

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income, as reported	$2,244	$3,514	$10,649	$16,918
Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	272	209	815	626

Pro forma net income	$1,972	$3,305	$9,834	$16,292

Basic earnings per common share
As reported	$0.12	$0.19	$0.56	$0.90
Pro forma	0.10	0.18	0.52	0.87

Diluted earnings per common share
As reported	$0.12	$0.19	$0.56	$0.90
Pro forma	0.10	0.18	0.52	0.87

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

17. SEGMENT INFORMATION

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

Three months ended September 30, 2004 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,350	$8,222	$4,596	$2,039	$2,641	$—	$40,848
External expense	12,631	6,518	4,494	2,177	1,925	323	28,068
Depreciation	4,487	488	629	774	1,538	334	8,250

Operating income (loss)	$6,232	$1,216	$(527)	$(912)	$(822)	$(657)	$4,530

Segment assets	$170,276	$33,294	$14,658	$25,619	$14,150	$66,362	$324,359

Three months ended September 30, 2003 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$24,048	$7,468	$4,911	$1,540	$2,552	$—	$40,519
External expense	12,217	6,880	4,676	2,161	2,448	61	28,443
Depreciation	4,694	438	839	433	397	533	7,334

Operating income (loss)	$7,137	$150	$(604)	$(1,054)	$(293)	$(594)	$4,742

Segment assets	$168,802	$31,120	$15,923	$23,871	$15,795	$66,870	$322,381

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Nine months ended September 30, 2004 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other		Total
External revenue	$69,955	$23,591	$14,585	$5,869	$8,161	$—		$122,161
External expense	34,913	19,376	13,365	6,536	6,443		789	81,422
Depreciation	14,159	1,436	1,888	2,239	2,337		1,039	23,098

Operating income (loss)	$20,883	$2,779	$(668)	$(2,906)	$(619)		$(1,828)	$17,641

Segment assets	$170,276	$33,294	$14,658	$25,619	$14,150		$66,362	$324,359

     Nine months ended September 30, 2003 (Restated)

		Digital
	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$71,195	$21,198	$14,759	$4,417	$7,695	$—	$119,264
External expense	34,615	18,223	14,234	6,162	7,392	1,860	82,486
Depreciation	14,407	1,232	1,921	1,826	1,139	992	21,517

Operating income (loss)	$22,173	$1,743	$(1,396)	$(3,571)	$(836)	$(2,852)	$15,261

Segment assets	$168,802	$31,120	$15,923	$23,871	$15,795	$66,870	$322,381

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings of RSA partnership interests	$7,630	$8,041	$21,204	$22,353
Other expenses	185	152	415	246

Net income	$7,445	$7,889	$20,789	$22,107

Reconciliation to income from continuing operations before income taxes (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Segment operating income	$4,530	$4,742	$17,641	$15,261
Total other income (expense)	(655)	727	332	13,160

Income from continuing operations before income taxes	$3,875	$5,469	$17,973	$28,421

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

The Company identified certain errors related to its accounting for telephone system sales that occurred in 1999 through the first three quarters of 2004, which resulted in the overstatement of revenue for the periods 1999 through 2002 and the understatement of revenue for 2003 and the first three quarters of 2004. The error also resulted in the overstatement of accounts receivable for the periods 1999 through the first three quarters of 2004. The correction of this error at September 30, 2004 resulted in a reduction of accounts receivable, income taxes payable and retained earnings of $1.3 million, $0.4 million and $1.1 million, respectively, and a $0.2 million increase in customer deposits and advanced billings. The correction of this error for the three and nine months ended September 30, 2004 resulted in an increase in revenue of $0.2 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2003 resulted in a $0.1 million and $37,000 decrease in revenue, respectively.

The Company discovered certain errors relating to the Company’s reporting of depreciation expense in 2002, 2003 and the first three quarters of 2004. These depreciation errors were caused by calculation errors in the Company’s fixed asset system. The cumulative effect of these errors resulted in an increase in property and equipment of $2.7 million at September 30, 2004. These errors resulted in an overstatement (understatement) of depreciation expense of $ (0.5) million and $ 0.3 million for the three and nine months ended September 30, 2004, respectively, and an overstatement of depreciation expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively. The correction of these errors increased (decreased) net income for the three and nine months ended September 30, 2004 by $(0.3) million and $0.2 million, respectively, and increased net income $0.3 million and $1.0 million for the three and nine months ended September 30, 2003, respectively.

The Company identified an error in the accounting for a capital lease agreement that also impacted certain accrual accounts. The Company discovered that it had not properly recorded the asset associated with a capital lease and that certain accruals were erroneously adjusted in recording the liability associated with the capital lease. The correction of this error resulted in an increase in operating expense of $0.1 million for the three months ended September 30, 2004 and a decrease in operating expense of $0.2 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the correction of this error resulted in a decrease in operating expense of $0.1 million and $0.2 million, respectively. The after tax impact of these adjustments resulted in a decrease to net income of $38,000 for the three months ended September 30, 2004 and an increase to net income of $0.1 million for the nine months ended September 30, 2004. The after tax impact of these adjustments for the three and nine months ended September 30, 2003, resulted in a decrease to net income of $38,000 and $0.1 million, respectively.

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

During the course of preparing its year-end financial statements for 2004, an error was identified in the Company’s accounting related to three interest rate swap agreements entered into during 1999 and 2001. The Company was incorrectly applying hedge accounting and was recording the adjustment to fair value of its interest rate swaps through accumulated other comprehensive income instead of interest expense. The correction of this error resulted in a decrease in interest expense of $20,000 and $0.3 million for the three and nine months ended September 30, 2004, respectively, and a decrease in interest expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. The after tax impact of the correction of this error resulted in an increase to net income of $13,000 and $0.2 million for the three and nine months ended September 30, 2004, respectively, and an increase to net income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively.

The Company reviewed its accounting with respect to leasing transactions and has concluded there was an error in the determination of lease expense for certain leases related primarily to wireless cell tower sites. The Company had not properly reflected rent escalation provisions contained in its leases on a straight-line basis as required by SFAS No. 13, “Accounting for Leases”. To correct this error, the Company has considered the escalation provisions of the leases and has considered renewal periods when there is reasonable assurance that one or more of the renewal options would be exercised. The result of the Company’s assessment was to increase the lease term as defined in SFAS No. 13 for most of its operating leases. The impact of this error for the three and nine months ended September 30, 2004 was an increase in rent expense (which is included in operating expense on the Condensed Consolidated Statement of Income) of $22,000 and $66,000, respectively, and an increase in rent expense for the three and nine months ended September 30, 2003 of $28,000 and $0.1 million, respectively.

The Company also restated certain previously recorded, out-of-period items to include them in the periods in which they actually occurred in order to more accurately present the financial statements for those prior periods. These adjustments include a decrease in dividend income of $0.2 million for the nine months ended September 30, 2003 and a decrease in equity in income of affiliates of $0.2 million for the nine months ended September 30, 2004. In addition, the Company also reclassified to other assets $1.1 million of certain items previously recorded as accounts receivable on the consolidated balance sheet at September 30, 2004.

The aggregate impact of the correction of all the errors discussed above resulted in an increase (decrease) in net income of ($0.2) million and $0.6 million for the three and nine months ended September 30, 2004 and an increase in net income of $0.4 million and $0.9 million for the three and nine months ended September 30, 2003.

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

For the three and nine months ended September 30, 2004, net income for the Company was $2.2 million and $10.6 million, respectively, compared to $3.5 million and $16.9 million for the three and nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003 included a $9.7 million after-tax gain on the sale of an equity investment. Diluted earnings per share were $0.12 and $0.19 for the three months ended September 30, 2004 and 2003, respectively, and $0.56 and $0.90 for the nine months ended September 30, 2004 and 2003, respectively.

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

Results of Operations

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Digital Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Summarized results of operations for Palmetto are included in Notes 10 and 17 of the Condensed Consolidated Financial Statements.

The following discussion reviews the consolidated results of operations and specific results within each consolidated reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$40,848	$40,519	$122,161	$119,264
Total operating expense	36,318	35,777	104,520	104,003

Operating income	$4,530	$4,742	$17,641	$15,261

Depreciation	$8,250	$7,334	$23,098	$21,517
Capital expenditures	7,530	5,700	17,294	16,923
Total assets			324,359	322,381

Ending wired access lines			157,206	154,079
Ending wireless subscribers			41,229	36,778

Three months ended September 30

Operating revenue increased $0.3 million or 0.8% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is attributable to a $0.8 million increase in Wireless revenue driven by a 12.1% increase in customers, a $0.5 million increase in Greenfield revenue driven primarily by a 34.9% increase in access lines and a $0.1 million increase in IDS revenue. These increases were partially offset by a $0.7 million decrease in ILEC revenue driven primarily by a decrease in phone system sales and a decrease in access lines, and a $0.3 million decrease in CLEC revenue due to a decrease in access revenue primarily related to a significant reduction in interstate access rates effective in June 2004.

For the three months ended September 30, 2004, operating expense increased $0.5 million or 1.5% compared to the three months ended September 30, 2003, primarily due to an increase in depreciation expense. As a result, operating margin decreased to 11.1% for the three months ended September 30, 2004 from 11.7% for the three months ended September 30, 2003.

Nine months ended September 30

Operating revenue increased $2.9 million or 2.4% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase is attributable to a $2.4 million increase in Wireless revenue driven by a 12.1% increase in customers, a $1.4 million increase in Greenfield revenue driven primarily by a 34.9% increase in access lines and a $0.5 million increase in IDS revenue. These increases were somewhat offset by a $1.2 million decrease in ILEC revenue driven primarily by a decrease in access lines and lower wireless interconnection rates and a $0.2 million decrease in CLEC revenue primarily related to a significant reduction in interstate access rates effective in June 2004.

The Company has diversified operating revenue over the past several years through the growth in its CLEC, Greenfield and Wireless businesses. For the nine months ended September 30, the ILEC represented 57.3% of total revenue in 2004 compared to 59.7% in 2003, while Digital Wireless represented 19.3% of total revenue in 2004 compared to 17.8% in 2003. The combined CLEC and Greenfield businesses have grown to 16.7% of total revenue in 2004 up from 16.1% in 2003 and Internet represented 6.7% in 2004 compared to 6.5% in 2003.

For the nine months ended September 30, 2004, operating expense increased $0.5 million compared to the nine months ended September 30, 2003. This increase was primarily the result of higher expenses in the Greenfield and Wireless businesses. Operating margins increased to 14.4% for the nine months ended September 30, 2004 from 12.8% for the nine months ended September 30, 2003. This increase in operating margin is primarily due to improving operating margins in the CLEC, Greenfield and Wireless businesses offset by declining operating margins in the ILEC. Operating margin in the ILEC declined for the nine months ended September 30, 2004 to 29.9% compared to 31.1% for the nine months ended September 30, 2003.

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

ILEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$23,350	$24,048	$69,955	$71,195
Total operating expense	17,118	16,911	49,072	49,022

Operating income	$6,232	$7,137	$20,883	$22,173

Depreciation	$4,487	$4,694	$14,159	$14,407
Capital expenditures	4,221	2,712	9,773	8,887
Total assets			170,276	168,802

Ending business access lines			28,912	29,263
Ending residential access lines			84,816	86,951
Ending total access lines			113,728	116,214
Ending long distance lines			84,760	85,045

Three months ended September 30

Operating revenue for the ILEC decreased $0.7 million or 2.9% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease in revenue is primarily the result of a decrease in phone system sales of $0.5 million, a decrease in line related revenue of $0.5 million related to a 2.1% decrease in access lines and a decrease in revenue related to certain regulatory settlements of $0.3 million. The decrease in phone system sales is primarily due to a significant sale that accounted for approximately $0.3 million in the third quarter of 2003. These decreases were partially offset by a $0.4 million increase in access and interconnection revenue. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense for the ILEC increased $0.2 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Expenses related to phone system sales decreased $0.3 million, which was partially offset by an increase in access and interconnection expense. Operating margin decreased from 29.7% for the three months ended September 30, 2003 to 26.7% for the three months ended September 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended September 30, 2004 were 18.1% of ILEC operating revenue compared to 11.3% of operating revenue for the three months ended September 30, 2003. This increase in capital expenditures reflects the initial expenditures associated with the Company’s $9.0 million strategic initiative to enhance the broadband capabilities of the ILEC network.

Nine months ended September 30

Operating revenue for the ILEC decreased $1.2 million or 1.7% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in revenue is primarily the result of a decrease in phone system sales of $0.4 million, a decrease in revenue related to certain regulatory settlements of $0.3 million, a decrease in long distance revenue of $0.4 million and a decrease in line related revenue of $0.5 million related to a 2.1% decrease in access lines. Access lines at September 30, 2004 declined 2.1% from September 30, 2003. The decrease in access lines is due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers.

Operating expense in the ILEC increased $0.1 million or 0.1% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Operating expense increased while operating revenue declined resulting in a decline in operating margin from 31.1% for the nine months ended September 30, 2003 to 29.9% for the nine months ended September 30, 2004. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

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

CLEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$4,596	$4,911	$14,585	$14,759
Total operating expense	5,123	5,515	15,253	16,155

Operating income (loss)	$(527)	$(604)	$(668)	$(1,396)

Depreciation	$629	$839	$1,888	$1,921
Capital expenditures	144	242	540	707
Total assets			14,658	15,923

Ending access lines			31,194	28,756
Ending long distance lines			22,819	20,598

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

CLEC operating expense was $5.1 million and $5.5 million for the three months ended September 30, 2004 and 2003, respectively. Operating margin increased to (11.5)% for the three months ended September 30, 2004 compared to (12.3)% for the three months ended September 30, 2003.

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

CLEC operating expense was $15.2 million and $16.1 million for the nine months ended September 30, 2004 and 2003, respectively. The primary drivers of the $0.9 million reduction in expenses are lower personnel and commission expenses totaling $0.7 million. As a result of the 5.6% decrease in expense, operating margin increased to (4.6)% for the nine months ended September 30, 2004 compared to (9.5)% for the nine months ended September 30, 2003. The improvement in operating margin was due primarily to the increase in access lines and reduction in expenses partially offset by a decrease in access fee revenue.

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

Greenfield (in thousands, except lines and signed agreements)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$2,039	$1,540	$5,869	$4,417
Total operating expense	2,951	2,594	8,775	7,988

Operating income (loss)	$(912)	$(1,054)	$(2,906)	$(3,571)

Depreciation	$774	$433	$2,239	$1,826
Capital expenditures	1,201	996	3,141	3,148
Total assets			25,619	23,871

Ending access lines			12,284	9,109
Ending long distance lines			6,328	4,154
Total signed provider agreements			104	87

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

Operating expense increased 13.8% for the three months ended September 30, 2004 to $3.0 million, while revenue grew 32.4%. As a result, operating margin increased to (44.7)% for the three months ended September 30, 2004 compared to (68.4)% for the three months ended September 30, 2003. Capital expenditures for the three months ended September 30, 2004 increased $0.2 million compared to the three months ended September 30, 2003, primarily due to the construction of fiber facilities to bring certain competitive operations onto the Company’s network.

Nine months ended September 30

Greenfield revenue increased $1.5 million for the nine months ended September 30, 2004 to $5.9 million compared to $4.4 million for the nine months ended September 30, 2003. This revenue increase is primarily attributable to a 34.9% increase in access lines.

Operating expense increased 9.9% for the nine months ended September 30, 2004 to $8.8 million, related primarily to a $0.2 million increase in access and transport expenses associated with the increase in access lines and an increase in other network expenses.

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

Digital Wireless (in thousands, except subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$8,222	$7,468	$23,591	$21,198
Total operating expense	7,006	7,318	20,812	19,455

Operating income	$1,216	$150	$2,779	$1,743

Depreciation	$488	$438	$1,436	$1,232
Capital expenditures	1,286	784	1,904	965
Total assets			33,294	31,120

Ending post-pay subscribers			41,229	36,778

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

Operating expense decreased 4.3% for the three months ended September 30, 2004 to $7.0 million compared to the three months ended September 30, 2003. The primary drivers of the decrease in operating expense were decreases in handset and accessory expense of $0.2 million related to lower customer additions, lower personnel expense of $0.2 and lower marketing and sales expenses.

Operating margin increased to 14.8% for the three months ended September 30, 2004 compared to 2.0% for the three months ended September 30, 2003. This improvement in operating margin is due primarily to the increase in settlement and roaming revenue and a decrease in operating expenses.

Capital expenditures were $1.3 million for the three months ended September 30, 2004, primarily related to the completion of network upgrades associated with the deployment of higher speed data services.

Nine months ended September 30

Digital Wireless revenue grew $2.4 million or 11.3% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Recurring revenue increased $2.1 million primarily due to a 12.1% increase in post-pay wireless subscribers compared to the nine months ended September 30, 2003. Also contributing to the increase in revenue was increased settlement revenue of $0.9 million related to a 24.1% increase in the minutes of use on the Company’s wireless network during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Operating expense increased 7.0% for the nine months ended September 30, 2004 to $20.8 million compared to the nine months ended September 30, 2003. The primary drivers of the increase in operating expense were increases in settlement and switching expenses of $0.6 million, depreciation expense of $0.2 million and other corporate related expenses. Settlement expenses increased primarily due to the increase in post-pay customers and the related increase in minutes-of-use on our network.

Operating margins increased to 11.8% for the nine months ended September 30, 2004 compared to 8.2% for the nine months ended September 30, 2003. This increase was primarily due to an increase in settlement and roaming revenue and an increase in subscribers.

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

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating revenue	$2,641	$2,552	$8,161	$7,695
Total operating expense	3,463	2,845	8,780	8,531

Operating income (loss)	$(822)	$(293)	$(619)	$(836)

Depreciation	$1,538	$397	$2,337	$1,139
Capital expenditures	408	639	1,084	1,954
Total assets			14,150	15,795

Ending DSL lines			12,477	9,591
Ending dial-up accounts			9,686	11,535
Ending high-speed accounts			561	536

Three months ended September 30

IDS operating revenue grew 3.5% for the three months ended September 30, 2004 to $2.6 million compared to the three months ended September 30, 2003. This increase is primarily due to higher DSL revenue of $0.5 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.

IDS operating expense increased $0.6 million compared to the three months ended September 30, 2003. The primary driver of this increase was a $1.1 million increase in depreciation expense offset by a decrease in network expense as a result of certain network transport efficiency initiatives. Due to the nature of the Company’s fixed assets and technological changes in the industry, the Company periodically performs an assessment of the useful lives of its fixed assets. Due to an assessment completed in the third quarter of

2004, the Company shortened the useful lives of certain assets in the Internet business, which resulted in the acceleration of depreciation expense for these assets.

Operating margins decreased to (31.1)% for the three months ended September 30, 2004 compared to (11.5)% for the three months ended September 30, 2003. This decrease is primarily due to an increase in depreciation expense of $1.1 million. The Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses.

Nine months ended September 30

IDS operating revenue grew 6.0% for the nine months ended September 30, 2004 to $8.2 million compared to the nine months ended September 30, 2003. This increase is primarily due to higher DSL revenue of $1.3 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.5 million combined.

IDS operating expense increased 2.9% compared to the nine months ended September 30, 2003. The increase is primarily due to a increase in depreciation expense offset by a decrease in network expenses as the Company continues to focus on opportunities to leverage existing network infrastructure to reduce transport expenses. As a result, operating margins improved to (7.6)% for the nine months ended September 30, 2004 compared to (10.9)% for the nine months ended September 30, 2003.

DSL customers at September 30, 2004 increased 30.1% compared to September 30, 2003, to a total of 12,477. This represents a penetration rate of 9.9% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Total operating expense	$657	$594	$1,828	$2,852

Operating income (loss)	$(657)	$(594)	$(1,828)	$(2,852)

Depreciation	$334	$533	$1,039	$992
Capital expenditures	270	327	852	1,262
Total assets			66,362	66,870

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

Other Income

Three months ended September 30

Other income (expense) for the three months ended September 30, 2004 decreased $1.4 million compared to the three months ended September 30, 2003. This decrease relates primarily to an increase in impairment charges on the Company’s investment securities. The Company recognized impairment charges of $1.5 million in the three months ended September 30, 2004 compared to $0.5 million in the three months ended September 30, 2003. In addition, the Company recorded gains on sales of investments of $0.2 million during the three months ended September 30, 2004 compared to $0.9 million during the three months ended September 30, 2003. Partially offsetting these declines was a reduction in other expenses (principally interest) of $0.3 million. This decrease was partially due to lower debt levels in 2004 compared to 2003.

Nine months ended September 30

Other income (expense) for the nine months ended September 30, 2004 decreased $12.8 million compared to the nine months ended September 30, 2003. This decrease relates primarily to lower gains on sale of investments of $14.9 million offset by a $0.3 million increase in equity in income of unconsolidated companies, a $1.6 million decrease in other expenses and a $0.3 million decrease in impairment on investments. The decrease in gains on sale of investments was due to a $15.2 million gain recognized in 2003 related to the sale of the Company’s investment in ITC. The increase in equity in income of unconsolidated companies relates to the Company’s investment in Palmetto. Other expenses, principally interest, decreased due primarily to lower debt levels in 2004.

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

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
	Total	Less than one year	1-3 years	4 -5 years	After 5 years
Contractual obligations:
Revolving credit facility	$20,000	$—	$20,000	$—	$—
Term loan	50,000	3,750	15,000	10,000	21,250
Variable interest payments	900	600	300	—	—
Fixed interest payments	19,673	3,591	8,647	3,935	3,500
Operating leases (Restated)	13,349	3,185	5,782	2,550	1,832
Capital leases	974	404	570	—	—

	$104,896	$11,530	$50,299	$16,485	$26,582

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

Cautionary Note Regarding Forward-Looking Statements

The foregoing discussion contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s businesses. These forward-looking statements are subject to certain risks, uncertainties and assumptions about the Company that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by the Company with the SEC, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements should be viewed with caution.

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

The Company has two $5.0 million interest rate swap transactions to fix amounts outstanding under the $70.0 million revolving line of credit at rates of 3.81% and 4.53%, respectively. The fair value of the swaps as of September 30, 2004 was $(27,000) and $(0.2) million, respectively and are recorded in other long-term liabilities. The interest rate swaps are intended to protect the Company against an upward movement in interest rates but subject the Company to above market interest costs if interest rates decline. The swaps mature on November 3, 2004 and November 3, 2006, respectively.

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

At the time the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 was prepared and filed, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act reports.

In conjunction with the Company’s decision to restate its financial statements for the period ended September 30, 2004 (as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements), the Company identified the below-described material weaknesses in its internal control over financial reporting. As a result of such findings, our Chief Executive Officer and Chief Financial Officer re-evaluated the Company’s disclosure controls and procedures and concluded those disclosure controls and procedures were not effective as of September 30, 2004 because of the material weaknesses in our internal controls over financial reporting as described below.

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

(c) Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

     Item 3. Defaults Upon Senior Securities.

None

     Item 4. Submission of Matters to a Vote of Security Holders.

None

     Item 5. Other Information.

None

     Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement.

10.2*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement.

10.3*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement.

10.4*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement.

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.

(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

April 27, 2005

Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement.

10.2*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement.

10.3*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement.

10.4*	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement.

11	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Previously filed