Form 10-K/A
period 2004-12-31
CT COMMUNICATIONS INC /NC
filed 2005-04-29
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/ A
(Amendment No. 1)

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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/ A to the Annual Report on Form 10-K of CT Communications, Inc. (the “Company”) for the fiscal year ended December 31, 2004 (the “Original Report”), which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, is being filed to amend the Original Report to:

•	amend Item 9A to update Management’s Annual Report on Internal Controls Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting,

•	include the related attestation report of the Company’s independent registered public accounting firm,

•	amend Note 19 of the Notes to Consolidated Financial Statements — Summary of Quarterly Balance Sheet and Income Statement Information (Unaudited) (Item 8) to correct compilation errors made with respect to retained earnings, deferred income taxes, investment securities, other investments and accumulated other comprehensive income in that Note in the Original Filing, and

•	include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.
      This Amendment No. 1 is filed pursuant to SEC Release No. 34-50754 which provides an additional 45 days for the filing of the above-referenced management assessment and related attestation report.
      For convenience and ease of reference, the Company is filing the amended Annual Report in its entirety. However, other than as described above, the Company has not attempted in this amendment to modify or update other disclosures presented in the Original Report. This Form 10-K/ A also does not reflect events occurring after the filing of the Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. Accordingly, this Form 10-K/ A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.
      As a result of these amendments, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications from the Company’s Chief Executive Officer and Chief Financial Officer are being filed with this Form 10-K/ A.

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
Results of Operations
      The Company has identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, Internet and Data Services (“IDS”) and Palmetto MobileNet. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. The Company has a 22.4% limited partnership interest in Palmetto MobileNet that is accounted for as an equity investment. Palmetto MobileNet’s financial statements are included on pages F-48 through F-60 of this report.

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

2004 compared to 2003
      Greenfield revenue increased $1.9 million in 2004 to $8.1 million compared to $6.2 million for 2003. Access lines increased 28.5% in 2004 related to the ongoing build out of 105 developments covered by signed telecommunications provider agreements. This increase in access lines drove a $1.4 million increase in line related revenue. In addition, long distance revenue increased $0.3 million due to a 43.1% increase in long distance lines and access revenue increased approximately $0.1 million in 2004 as the minutes-of-use on the Company’s network increases with customer growth. The Greenfield business signed 11 provider agreements in 2004, bringing the total number of signed agreements to 105. These agreements represent a potential 48,000 access lines once these developments have been completely built out. The expected residential/ business line mix of these 105 projects is expected to be 90% residential and 10% business.
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
      The Company’s consolidated financial statements, the financial statement schedules required to be filed with this report and the report of independent registered public accounting firm are set forth on pages F-1 through F-47 of this report. The selected quarterly financial data required by this Item is included in Note 19 of the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures

(a)	Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses in our internal controls over financial reporting as described below.

(b)	Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management has conducted an assessment of its internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, because of the following material weaknesses in internal control over financial reporting (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2), the Company did not maintain effective internal control over financial reporting as of December 31, 2004:

•	The Company identified a deficiency in internal control over financial reporting related to the maintenance of supporting accounting records for its phone system sales under sales-type leases. Specifically, the Company did not maintain an accounts receivable subsidiary ledger for these phone system sales and did not provide for adequate reconciliation and review of reported accounts receivable balances for phone system sales to ensure existence and accuracy of accounts receivable balances. As a result of this deficiency, errors in accounting occurred that required restating the Company’s consolidated financial statements to reduce amounts previously reported for accounts receivable and retained earnings, net of tax.

•	The Company identified a deficiency in internal control over financial reporting related to the calculation of depreciation expense. This deficiency relates to a lack of controls over changes to formulae embedded in electronic spreadsheets used in calculating depreciation expense. Specifically, the lack of change controls in this area resulted in the use of inaccurate formulae to calculate depreciation expense. As a result of this deficiency, errors in accounting occurred that required restating the Company’s consolidated financial statements to reduce amounts previously reported for depreciation expense.

•	The Company identified a deficiency in internal control over financial reporting related to accounting for derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The deficiency resulted from the absence of controls designed to ensure that the documentation required by generally accepted accounting principles at the inception of a derivative transaction is properly maintained for the term of the respective derivative instrument. As a result of this deficiency, errors in accounting occurred that required restating the Company’s consolidated financial statements to reflect changes in the estimated fair value of certain derivative financial instruments in the period such changes occurred.

      The errors in accounting resulting from the aforementioned material weaknesses in internal control over financial reporting were corrected by restating the Company’s 2002 and 2003 consolidated financial statements, and the previously reported 2004 interim financial information, included in its 2004 Annual Report on Form 10-K.
      KPMG LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included below.

(c)	Changes in Internal Control Over Financial Reporting
      During the fiscal quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      In response to the material weaknesses noted above, the Company has initiated the following corrective actions to remediate the material weaknesses:

•	The Company is in the process of implementing additional policies and procedures associated with the Company’s phone system sales, including the utilization of a subledger that provides details of accounts receivable associated with such arrangements. The Company believes that these changes will provide adequate controls in future periods over the reporting of accounts receivable for phone system sales.

•	The Company completed the installation of a new fixed asset reporting system in the fourth quarter of 2004 and, as of January 1, 2005, implemented this new system to track and report fixed assets and accumulated depreciation, and to calculate depreciation expense. The Company believes this new system, together with the implementation of new policies and procedures relating to fixed assets, will provide adequate controls over the reporting of fixed assets, accumulated depreciation and depreciation expense in future periods.

•	The Company is in the process of implementing additional policies and procedures to ensure proper accounting for its derivative financial instruments under SFAS No. 133, including controls over the maintenance of documentation required at each reporting period.

(d)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CT Communications, Inc.:
      We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)), that CT Communications, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment that the Company’s controls and procedures over maintenance of supporting accounting records for phone system sales under sales-type leases, calculation of depreciation expense, and accounting for derivative financial instruments were ineffective, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

The Company identified a deficiency in internal control over financial reporting related to the maintenance of supporting accounting records for its phone system sales under sales-type leases. Specifically, the Company did not maintain an accounts receivable subsidiary ledger for these phone system sales and did not provide for adequate reconciliation and review of reported accounts receivable balances for phone system sales to ensure existence and accuracy of accounts receivable balances. As a result of this deficiency, errors in accounting for accounts receivable and retained earnings, net of tax, occurred, requiring restatement of the Company’s consolidated financial statements for December 31, 2002 and 2003, and for the quarterly periods ended March 31, June 30, and September 30, 2004.

The Company identified a deficiency in internal control over financial reporting related to the calculation of depreciation expense. This deficiency relates to a lack of controls over changes to formulae embedded in electronic spreadsheets used in calculating depreciation expense. Specifically, the lack of change controls in this area resulted in the use of inaccurate formulae to calculate depreciation expense. As a result of this deficiency, errors in accounting for depreciation expense occurred, requiring restatement of the Company’s consolidated financial statements for December 31, 2002 and 2003, and for the quarterly periods ended March 31, June 30, and September 30, 2004.

The Company identified a deficiency in internal control over financial reporting related to accounting for derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The deficiency resulted from the absence of controls designed to ensure that the documentation required by generally accepted accounting principles at the inception of a derivative transaction is properly maintained for the term of the respective derivative instrument. As a result of this deficiency, errors in accounting for changes in the estimated fair value of certain derivative financial instruments occurred, requiring restatement of the Company’s consolidated financial statements for December 31, 2002 and 2003, and for the quarterly periods ended March 31, June 30, and September 30, 2004.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CT Communications, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that CT Communications, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Charlotte, North Carolina
April 28, 2005

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

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-48 through F-60 of this report.

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

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: April 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 29, 2005.

By:	/s/ MICHAEL R. COLTRANE

Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ O. CHARLIE CHEWNING, JR.

O. Charlie Chewning, Jr.
Director

By:	/s/ WILLIAM A. COLEY

William A. Coley
Director

By:	/s/ BARRY W. EVELAND

Barry W. Eveland
Director

By:	/s/ LINDA M. FARTHING

Linda M. Farthing
Director

By:	/s/ RAYMOND C. GROTH

Raymond C. Groth
Director

By:	/s/ JAMES L. MOORE, JR.

James L. Moore, Jr.
Director

By:	/s/ CYNTHIA L. MYNATT

Cynthia L. Mynatt
Director

By:	/s/ TOM E. SMITH

Tom E. Smith
Director

By:	/s/ JAMES E. HAUSMAN

James E. Hausman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ RONALD A. MARINO

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS INDEX
December 31, 2004, 2003 and 2002
INDEX

(1)	Consolidated Financial Statements
The following financial statements, together with independent auditors’ report thereon, are included:
	• Independent Auditors’ Report	F-2
	• Consolidated balance sheets as of December 31, 2004 and 2003 (Restated)	F-3
	• Consolidated statements of income for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-4
	• Consolidated statements of comprehensive income (loss) for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-5
	• Consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-6 and F-7
	• Consolidated statements of cash flows for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)	F-8
	• Notes to consolidated financial statements for the years ended December 31, 2004, 2003 and 2002	F-9 to F-46

(2)	Consolidated Financial Statement Schedule
The following financial statement schedule is included:
	• Schedule II — Valuation and Qualifying Accounts	F-47

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

						(Restated)		(Restated)
	5% Series					Accum. Other	(Restated)	Total
	Pref.	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Pref. Stock	Stock	Capital	compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2001 (as previously reported)	$336	$61	$40,847	$298	$(654)	$4,786	$117,901	$163,575
Restatement (see Note 2)	—	—	—	—	—	257	(1,622)	(1,365)

Balances at December 31, 2001 (as Restated)	336	61	40,847	298	(654)	5,043	116,279	162,210
Net income (Restated)	—	—	—	—	—	—	7,908	7,908
Issuance of 118,823 shares of stock	—	—	1,608	—	—	—	—	1,608
Issuance of 16,488 shares for exercise of stock options	—	—	164	—	—	—	—	164
Repurchase of 182,579 shares of common, including cancellations	—	—	(2,662)	—	—	—	—	(2,662)
Redemption of 4.8% preferred stock	—	—	5	—	—	—	—	5
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.8% preferred	—	—	—	—	—	—	(3)	(3)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,869)	(4,869)
Other comprehensive Loss (Restated)	—	—	—	—	—	(5,183)	—	(5,183)
Restricted stock compensation, net of $1,129 earned in 2002	—	—	—	—	184	—	—	184

Balances at December 31, 2002 (Restated)	$336	$61	$39,962	$298	$(470)	$(140)	$119,295	$159,342

Net income (Restated)	—	—	—	—	—	—	21,286	21,286
Issuance of 97,282 shares of common stock	—	—	1,047	—	—	—	—	1,047
Issuance of 28,248 shares for exercise of stock options	—	—	252	—	—	—	—	252
Repurchase of 43,083 shares of common, including cancellations	—	—	(461)	—	—	—	—	(461)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,890)	(4,890)
Other comprehensive Income (Restated)	—	—	—	—	—	632	—	632
Restricted stock compensation, net of $774 earned in 2003	—	—	—	—	206	—	—	206

Balances at December 31, 2003 (Restated)	$336	$61	$40,800	$298	$(264)	$492	$135,671	$177,394

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

						(Restated)		(Restated)
	5% Series					Accum. Other	(Restated)	Total
	Pref.	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Pref. Stock	Stock	Capital	compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2003 (Restated)	$336	$61	$40,800	$298	$(264)	$492	$135,671	$177,394

Net income	—	—	—	—	—	—	14,703	14,703
Issuance of 141,302 shares of common stock	—	—	1,752	—	—	—	—	1,752
Issuance of 2,974 shares for exercise of stock options	—	—	25	—	—	—	—	25
Repurchase of 29,638 shares of common, including cancellations	—	—	(355)	—	—	—	—	(355)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,990)	(4,990)
Other comprehensive Income (loss)	—	—	—	—	—	(277)	—	(277)
Restricted stock compensation, net of $812 earned in 2004	—	—	—	—	(4)	—	—	(4)

Balances at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228

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
      The Company accounts for its derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. The variable-to-fixed interest rate swaps are accounted for as freestanding derivatives, with changes in fair value recorded through interest expense.

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
      The Company has interest rate swap agreements with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swaps are accounted for as freestanding derivatives, with changes in fair value recorded through interest expense. As of December 31, 2003, three swap agreements were outstanding on $20 million of the line of credit whereby the Company paid interest at fixed rates ranging from 3.81% to 5.9% in return for receiving interest at LIBOR. During 2004, two of the swaps matured. Under the agreement remaining at December 31, 2004, the Company pays interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. The remaining agreement matures on November 3, 2006.
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

      As of December 31, 2004 and 2003, the 326,386 and 350,826 options outstanding have exercise prices of between $10 and $31 and a weighted-average remaining contractual life of 5.2 and 6.2 years, respectively. Options granted generally vest over a five year period. At December 31, 2004, 2003 and 2002, approximately 301,246, 259,200 and 206,589 shares were exercisable.

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

(Accrued)/ Prepaid Post-retirement Cost:
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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were as follows (in thousands):

		(Restated)
	2004	2003

Deferred tax assets
Current:
Other accrued expenses and allowances	$1,132	$191

Total gross current deferred tax assets	1,132	191
Non-current:
Accrued post-retirement and pension benefits	6,040	$5,675
Accrued incentive	1,269	1,457
Amortization of start-up costs	1,783	1,625
State net operating loss carryforwards	4,038	4,279
Other accrued expenses and allowances	2,725	971

Total gross non-current deferred tax assets	15,855	14,007
Total gross deferred tax assets	16,987	14,198
Total valuation allowance	(3,031)	(3,291)

Total net deferred tax assets	13,956	10,907
Deferred tax liabilities
Current:
Other accrued expenses and allowances	592	273

Total gross current deferred tax liabilities	592	273
Non-current:
Property and equipment, primarily related to depreciation differences	41,079	33,488
Other	514	38

Total gross non-current deferred tax liabilities	41,593	33,526

Total gross deferred tax liabilities	42,185	33,799

Net deferred tax liabilities	$28,229	$22,892

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Restated)	(Restated)
	2004	2003	2002
(in thousands)
Operating revenue
ILEC	$93,016	$96,079	$94,276
Wireless	32,548	28,517	24,394
CLEC	19,123	19,681	15,503
Greenfield	8,108	6,223	4,107
IDS	10,885	10,461	9,695
Palmetto	26,563	28,258	24,825
Other	—	—	—

Total	$190,243	$189,219	$172,800

Operating income (loss)
ILEC	$27,160	$30,249	$30,394
Wireless	3,987	1,982	3,470
CLEC	(846)	(1,673)	(5,859)
Greenfield	(3,896)	(4,696)	(5,194)
IDS	(403)	(841)	(1,387)
Palmetto	26,009	27,788	24,424
Other	(2,448)	(3,696)	(2,376)

Total	$49,563	$49,113	$43,472

Depreciation
ILEC	$18,925	$19,157	$18,904
Wireless	1,930	1,689	1,137
CLEC	2,309	2,550	2,194
Greenfield	3,274	2,515	2,007
IDS	2,954	1,551	1,355
Palmetto	178	151	137
Other	1,378	1,404	690

Total	$30,948	$29,017	$26,424

Assets
ILEC	$176,592	$172,475	$161,739
Wireless	33,676	30,509	30,488
CLEC	14,570	12,776	14,500
Greenfield	26,762	24,717	22,412
IDS	13,806	15,961	14,951
Palmetto	107,855	101,012	94,912
Other	49,224	53,213	80,200

Total	$422,485	$410,663	$419,202

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002
(in thousands)
Capital expenditures
ILEC	$16,204	$12,294	$16,558
Wireless	2,229	1,107	4,289
CLEC	784	1,004	2,705
Greenfield	5,315	4,680	10,099
IDS	1,380	2,434	1,908
Palmetto	1,251	688	300
Other	1,285	2,243	8,724

Total	$28,448	$24,450	$44,583

      Reconciliation to net income before tax:

		(Restated)	(Restated)
	2004	2003	2002

Segment operating profit	$49,563	$49,113	$43,472
Palmetto MobileNet, L.P.	(26,009)	(27,788)	(24,424)
Total other income (expense)	594	13,911	3,325

Income from continuing operations before income taxes	$24,148	$35,236	$22,373

      Reconciliation to total revenues:

		(Restated)	(Restated)
	2004	2003	2002

Segment revenues	$190,243	$189,219	$172,800
Palmetto MobileNet, L.P.	(26,563)	(28,258)	(24,825)

Total revenues	$163,680	$160,961	$147,975

      Reconciliation to total depreciation:

		(Restated)	(Restated)
	2004	2003	2002

Segment depreciation	$30,948	$29,017	$26,424
Palmetto MobileNet, L.P.	(178)	(151)	(137)

Total depreciation	$30,770	$28,866	$26,287

      Reconciliation to total equity in income of unconsolidated companies:

		(Restated)	(Restated)
	2004	2003	2002

Segment equity in income of unconsolidated companies	$(2)	$(13)	$(29)
Equity in income of Palmetto MobileNet, L.P.	5,773	5,842	4,891

Total equity in income of unconsolidated companies	$5,771	$5,829	$4,862

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation to total investment in unconsolidated companies:

		(Restated)
	2004	2003	2002

Segment investment in unconsolidated companies	$5,069	$4,132	$4,838
Investment in Palmetto MobileNet, L.P.	10,933	8,902	8,740

Total investment in unconsolidated companies	$16,002	$13,034	$13,578

      Reconciliation to total assets:

		(Restated)	(Restated)
	2004	2003	2002

Segment assets	$422,485	$410,663	$419,202
Investment in unconsolidated companies	16,002	13,034	13,578
Palmetto MobileNet, L.P.	(107,855)	(101,012)	(94,912)

Total assets	$330,632	$322,685	$337,868

(18)	Reconciliation of Basic and Diluted Weighted Average Shares Outstanding

	2004	2003	2002

Basic weighted average shares outstanding	18,867,000	18,747,000	18,710,382
Effect of dilutive securities:
Stock options	140,000	61,000	35,260

Diluted weighted average shares outstanding	19,007,000	18,808,000	18,745,642

(19)	Summary of Quarterly Balance Sheet and Income Statement Information (Unaudited)
      The Company restated its historical financial results for the year ended December 31, 2003 and the first three quarters of 2004. The restatement was the result of certain errors identified in regards to the Company’s accounting for certain telephone system sales, its tracking and reporting of fixed assets and depreciation expense, its accounting for interest rate swaps, its accounting for various accruals and operating lease expense. These matters are more fully discussed in Note 2 to the Consolidated Financial Statements. The Company has applied the effect of this restatement to its quarterly financial results for the years ended December 31, 2004 and December 31, 2003 as shown below.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following shows the effect of the restatement on selected Consolidated Balance Sheet data as of March 31, June 30 and September 30, 2004 (in thousands):

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	Sept. 30	Sept. 30

Balance Sheet
Accounts receivable, net	$20,538	$17,857	$20,694	$18,058	$20,116	$17,674
Total current assets	45,562	42,881	50,687	48,051	49,494	47,052
Investment securities	7,198	6,979	6,041	5,822	6,542	6,542
Other investments	1,526	1,251	1,590	1,315	1,347	1,347
Investments in unconsolidated companies	13,772	13,938	14,359	14,359	15,641	15,641
Property and equipment, net	204,141	208,010	202,586	206,437	202,430	205,718
Other assets	1,633	2,736	1,638	2,763	1,823	2,952
Total assets	318,939	321,396	322,008	324,348	322,384	324,359
Customer deposits and advance billings	2,687	2,878	2,591	2,765	2,476	2,659
Other accrued liabilities	12,509	13,612	14,616	14,760	19,097	19,093
Total current liabilities	24,688	25,982	28,530	28,848	33,151	33,330
Deferred income taxes	24,073	23,958	24,678	25,462	24,599	25,374
Other	2,868	3,204	2,585	2,943	2,552	2,932
Total deferred credits and other liabilities	38,120	38,341	38,355	39,497	38,238	39,393
Total liabilities	139,058	140,574	139,385	140,845	137,639	138,973
Accumulated other comp. income (loss)	(56)	208	(451)	(304)	182	317
Retained earnings	138,008	138,685	140,890	141,623	142,128	142,634
Total stockholders’ equity	179,881	180,822	182,623	183,503	184,745	185,386
Total liabilities and stockholders’ equity	318,939	321,396	322,008	324,348	322,384	324,359

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of quarterly income statement information for the year ended December 31, 2004 as previously reported and as restated is shown below (in thousands, except per share data):

	2004 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30

Operating revenue:
Telephone	$30,637	$30,682	$29,658	$29,742
Wireless and internet	9,882	9,882	11,007	11,007

Total operating revenue	40,519	40,564	40,665	40,749
Operating expense:
Telephone cost of service	8,596	8,558	8,732	8,732
Wireless and internet cost of service	4,724	4,847	4,715	4,737
Selling, general and admin.	13,245	12,803	13,677	13,677
Depreciation	8,143	7,425	7,405	7,423

Total operating expense	34,708	33,633	34,529	34,569

Operating income	5,811	6,931	6,136	6,180

Other income (expense):
Equity in income of unconsolidated companies, net	1,391	1,391	1,504	1,338
Interest, dividend income and gain on sale of investments	255	255	495	495
Impairment of investments	(19)	(19)	(21)	(21)
Other expense, principally interest	(1,540)	(1,432)	(1,219)	(1,020)

Total other income (expense)	87	195	759	792

Income from continuing operations before income taxes	5,898	7,126	6,895	6,972
Income taxes	2,406	2,887	2,785	2,807

Net income	3,492	4,239	4,110	4,165
Dividends on preferred stock	5	5	5	5

Earnings for common stock	$3,487	$4,234	$4,105	$4,160

Earnings per common share:
Basic	$0.19	$0.22	$0.22	$0.22
Diluted	0.18	0.22	0.22	0.22

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004 Quarters Ended

	As
	Previously	As
	Reported	Restated
	Sept. 30	Sept. 30	Dec. 31

Operating revenue:
Telephone	$29,796	$29,985	$29,839
Wireless and internet	10,863	10,863	11,680

Total operating revenue	40,659	40,848	41,519
Operating expense:
Telephone cost of service	9,415	9,415	8,607
Wireless and internet cost of service	4,396	4,418	5,176
Selling, general and admin.	14,235	14,235	14,151
Depreciation	7,687	8,250	7,672

Total operating expense	35,733	36,318	35,606

Operating income	4,926	4,530	5,913

Other income (expense):
Equity in income of unconsolidated companies, net	1,820	1,820	1,222
Interest, dividend income and gain on sale of investments	184	184	529
Impairment of investments	(1,454)	(1,454)	(340)
Other expense, principally interest	(1,225)	(1,205)	(1,149)

Total other income (expense)	(675)	(655)	262

Income from continuing operations before income taxes	4,251	3,875	6,175
Income taxes	1,780	1,631	2,120

Net income	2,471	2,244	4,055
Dividends on preferred stock	5	5	5

Earnings for common stock	$2,466	$2,239	$4,050

Earnings per common share:
Basic	$0.13	$0.12	$0.21
Diluted	0.13	0.12	0.21

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following shows the effect of the restatement on selected Consolidated Balance Sheet data as of March 31, June 30 and September 30, 2003 (in thousands):

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	Sept. 30	Sept. 30

Balance Sheet
Accounts receivable, net	$22,305	$19,468	$20,556	$17,743	$21,000	$18,012
Total current assets	41,210	38,373	38,348	35,535	43,771	40,783
Property and equipment, net	210,302	212,516	208,606	211,127	209,388	212,382
Other assets	1,660	2,880	1,354	2,561	1,418	2,728
Total assets	337,691	338,288	315,484	316,399	321,065	322,381
Customer deposits and advance billings	2,377	2,544	2,467	2,632	2,371	2,548
Other accrued liabilities	13,071	13,867	14,131	15,052	16,434	17,508
Total current liabilities	21,909	22,872	23,103	24,189	27,857	29,108
Deferred income taxes	13,180	13,136	17,136	17,078	19,624	19,546
Other	1,686	1,916	2,218	2,476	2,022	2,308
Total deferred credits and other liabilities	26,433	26,619	30,737	30,937	33,169	33,377
Total liabilities	176,039	177,187	143,840	145,126	147,026	148,484
Accumulated other comp. income (loss)	(771)	(137)	(357)	243	(131)	333
Retained earnings	122,092	120,907	131,225	130,254	133,155	132,549
Total stockholders’ equity	161,652	161,101	171,644	171,273	174,039	173,897
Total liabilities and stockholders’ equity	337,691	338,288	315,484	316,399	321,065	322,381

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of quarterly income statement information for the year ended December 31, 2003 as previously reported and as restated is shown below (in thousands, except per share data):

	2003 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30

Operating revenue:
Telephone	$29,315	$29,349	$30,510	$30,523
Wireless and internet	9,381	9,430	9,443	9,443

Total operating revenue	38,696	38,779	39,953	39,966
Operating expense:
Telephone cost of service	8,545	8,545	8,916	8,916
Wireless and internet cost of service	4,511	4,539	4,420	4,448
Selling, general and admin.	13,723	13,723	13,872	13,872
Depreciation	7,585	6,891	7,599	7,292

Total operating expense	34,364	33,698	34,807	34,528

Operating income	4,332	5,081	5,146	5,438

Other income (expense):
Equity in income of unconsolidated companies, net	1,049	1,049	1,398	1,398
Interest, dividend income and gain on sale of investments	517	273	14,747	14,747
Impairment of investments	(11)	(11)	(1,273)	(1,273)
Other expense, principally interest	(1,640)	(1,570)	(2,236)	(2,180)

Total other income (expense)	(85)	(259)	12,636	12,692

Income from continuing operations before taxes	4,247	4,822	17,782	18,130
Income taxes	1,766	1,990	7,000	7,134

Income from continuing operations	2,481	2,832	10,782	10,996
Discontinued operations	—	—	(424)	(424)

Net income	2,481	2,832	10,358	10,572
Dividends on preferred stock	5	5	5	5

Earnings for common stock	$2,476	$2,827	$10,353	$10,567

Basic earnings per common share:
Continuing operations	$0.13	$0.15	$0.58	$0.59
Loss from disc. operations	—	—	(0.02)	(0.02)
Net income	0.13	0.15	0.55	0.56
Diluted earnings per common share:
Continuing operations	$0.13	$0.15	$0.57	$0.59
Loss from disc. operations	—	—	(0.02)	(0.02)
Net income	0.13	0.15	0.55	0.56

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003 Quarters Ended

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	Sept. 30	Sept. 30	Dec. 31	Dec. 31

Operating revenue:
Telephone	$30,583	$30,499	$31,571	$31,612
Wireless and internet	10,020	10,020	10,085	10,085

Total operating revenue	40,603	40,519	41,656	41,697
Operating expense:
Telephone cost of service	9,280	9,280	8,932	8,873
Wireless and internet cost of service	4,968	4,996	4,762	4,685
Selling, general and admin.	14,167	14,167	14,413	14,726
Depreciation	7,807	7,334	7,856	7,349

Total operating expense	36,222	35,777	35,963	35,633

Operating income	4,381	4,742	5,693	6,064

Other income (expense):
Equity in income of unconsolidated companies, net	1,787	1,787	1,429	1,595
Interest, dividend income and gain on sale of investments	858	858	391	391
Impairment of investments	(460)	(460)	—	—
Other expense, principally interest	(1,682)	(1,458)	(1,562)	(1,235)

Total other income (expense)	503	727	258	751

Income from continuing operations before taxes	4,884	5,469	5,951	6,815
Income taxes	1,735	1,955	2,119	2,447

Income from continuing operations	3,149	3,514	3,832	4,368
Discontinued operations	—	—	—	—

Net income	3,149	3,514	3,832	4,368
Dividends on preferred stock	5	5	5	5

Earnings for common stock	$3,144	$3,509	$3,827	$4,363

Basic earnings per common share:
Continuing operations	$0.17	$0.19	$0.20	$0.23
Loss from disc. operations	—	—	—	—
Net income	0.17	0.19	0.20	0.23
Diluted earnings per common share:
Continuing operations	$0.17	$0.19	$0.20	$0.23
Loss from disc. operations	—	—	—	—
Net income	0.17	0.19	0.20	0.23

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

Palmetto MobileNet, L.P.
Report on Consolidated
Financial Statements
For the Years Ended
December 31, 2004, 2003 and 2002

Palmetto MobileNet, L.P.
Contents

Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Elliott Davis, LLC	F-50
Bauknight Pietras & Stormer, P.A.	F-51

FINANCIAL STATEMENTS
Consolidated balance sheets	F-52
Consolidated statements of income and partners’ equity	F-53
Consolidated statements of cash flows	F-54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-55 - F-60

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

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications, as amended. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)

Exhibit No.	Description

10.11	Change in Control Agreement, dated as of June 22, 1998, between CT Communications and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.12	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.13	Change in Control Agreement, dated as of December 30, 1998, between CT Communications and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.14	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.15	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.16	Change in Control Agreement, dated September 27, 1999, between CT Communications and Amy M. Justis. (Incorporated by reference to Exhibit 10.21 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.)
10.18	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.19	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.20	CT Communications, Inc. 1996 Director Compensation Plan. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 333-15537), filed with the Securities and Exchange Commission on November 5, 1996.)
10.21	Credit Agreement, dated as of May 4, 2001, by and among CT Communications, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit 10.1 of CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.)
10.22	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.)
10.23	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001.)

Exhibit No.	Description

10.24	Executive Nonqualified Excess Plan, as amended, dated December 1, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2003.)
10.25	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.26	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.27	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.28	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.28 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.29	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.29 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.30	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2004.)
10.31	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.32	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.33	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.34	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.35	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)
10.36	Description of 2004 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)

Exhibit No.		Description

10.37		Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.38		Description of 2005 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.39		Description of Director Stock Unit Program. (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005.)
10.40		Resolution Agreement, dated January 31, 2005, between CT Communications, Inc. and North Carolina Department of Revenue (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.)
10.41	*	Amended and Restated Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of September 1, 1998.
10.42	*	First Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of January 1, 1999.
10.43	*	Second Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of October 8, 2003.
10.44	*	Amendment to CT Communications, Inc. 1996 Director Compensation Plan, dated as of August 1, 2004.
21.1*		Subsidiaries of CT Communications.
23.1		Consent of KPMG LLP.
23.2		Consent of Bauknight Pietras & Stormer, P.A.
23.3		Consent of PricewaterhouseCoopers, LLP.
23.4		Consent of Elliott Davis, LLC
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Previously filed with Annual Report on Form 10-K