Form 10-Q
period 2005-03-31
CT COMMUNICATIONS INC /NC
filed 2005-05-06
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     19,003,407 shares of Common Stock outstanding as of May 2, 2005.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,739	$28,358
Accounts receivable and unbilled revenue, net	16,460	17,371
Other	7,966	6,244

Total current assets	40,165	51,973

Investment securities	4,590	5,190
Other investments	1,514	1,500
Investments in unconsolidated companies	17,239	16,002
Property and equipment, net	206,964	207,072
Goodwill	9,906	9,906
Other intangibles, net	35,401	35,401
Other assets	3,827	3,588

Total assets	$319,606	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$5,000
Accounts payable	6,897	6,822
Customer deposits and advance billings	3,152	3,307
Other accrued liabilities	11,727	18,475
Liabilities of discontinued operations	483	604

Total current liabilities	42,259	34,208

Long-term debt	43,750	65,000

Deferred credits and other liabilities:
Deferred income taxes	28,468	28,739
Post-retirement benefits other than pension	11,077	11,044
Other	3,527	3,413

Total deferred credits and other liabilities	43,072	43,196

Total liabilities	129,081	142,404

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at March 31, 2005 and December 31, 2004	336	336
4.5% series, $100 par value; 614 shares outstanding at March 31, 2005 and December 31, 2004	61	61
Common stock, 19,002,987 and 18,883,825 shares outstanding at March 31, 2005 and December 31, 2004, respectively	43,583	42,222
Other capital	298	298
Unearned compensation	(961)	(268)
Accumulated other comprehensive income	178	215
Retained earnings	147,030	145,364

Total stockholders’ equity	190,525	188,228

Total liabilities and stockholders’ equity	$319,606	$330,632

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Operating revenue:
Telephone	$30,105	$30,682
Wireless and internet	11,292	9,882

Total operating revenue	41,397	40,564

Operating expense:
Telephone cost of service (1)	9,041	8,558
Wireless and internet cost of service (2)	5,248	4,847
Selling, general and administrative (3)	14,142	12,803
Depreciation	7,866	7,425

Total operating expense	36,297	33,633

Operating income	5,100	6,931

Other income (expense):
Equity in income of unconsolidated companies, net	1,243	1,391
Interest, dividend income and gain on sales of investments	148	255
Impairment of investments	(418)	(19)
Interest expense	(1,136)	(1,348)
Other expense	(39)	(84)

Total other income (expense)	(202)	195

Income before income taxes	4,898	7,126

Income taxes	1,909	2,887

Net income	2,989	4,239

Dividends on preferred stock	5	5

Earnings for common stock	$2,984	$4,234

Earnings per common share:
Basic	$0.16	$0.22
Diluted	0.16	0.22

Basic weighted average shares outstanding	18,802	18,834
Diluted weighted average shares outstanding	18,980	18,953

(1)	Excludes depreciation expense of $5.8 million and $5.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

(2)	Excludes depreciation expense of $1.0 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

(3)	Excludes depreciation expense of $1.1 million and $1.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$2,989	$4,239

Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(86)	(293)
Reclassification adjustment for losses realized in net income	49	9

Comprehensive income	$2,952	$3,955

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,989	$4,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,866	7,425
Amortization of restricted stock	141	202
Post-retirement benefits	33	(67)
Impairment of investments	418	19
Loss (gain) on sale of investment securities	77	(5)
Undistributed income of unconsolidated companies	(1,243)	(1,391)
Undistributed patronage dividends	(83)	(111)
Deferred income taxes and tax credits	(279)	1,159
Changes in operating assets and liabilities	(7,255)	(2,102)

Net cash provided by operating activities	2,664	9,368

Cash flows from investing activities:
Capital expenditures	(7,758)	(3,913)
Purchases of investments	(91)	(125)
Proceeds from sale of investment securities	144	168
Partnership capital distribution	69	13

Net cash used in investing activities	(7,636)	(3,857)

Cash flows from financing activities:
Repayment of long-term debt	(6,250)	(2,500)
Dividends paid	(1,324)	(1,228)
Proceeds from common stock issuances	48	51

Net cash used in financing activities	(7,526)	(3,677)

Net cash used in discontinued operations	(121)	(136)
Net increase (decrease) in cash and cash equivalents	(12,619)	1,698
Cash and cash equivalents at beginning of period	28,358	16,957

Cash and cash equivalents at end of period	$15,739	$18,655

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and March 31, 2004. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

2.	In certain instances, amounts previously reported in the 2004 consolidated financial statements have been reclassified to conform to the presentation of the 2005 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	March 31,	December 31,
	2005	2004
Land, buildings and general equipment	$91,459	$91,705
Central office equipment	179,435	177,455
Poles, wires, cables and conduit	155,819	155,049
Construction in progress	10,471	5,559

	437,184	429,768
Accumulated depreciation	(230,220)	(222,696)

Property and equipment, net	$206,964	$207,072

5.	DISCONTINUED OPERATIONS

On December 9, 2002, the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, L.L.C. (“Wavetel”), a subsidiary of the Company. The Company ceased Wavetel’s operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. As a result, Wavetel’s operations have been reflected as discontinued operations and as assets and liabilities held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company re-evaluated the potential future liabilities related to the discontinued Wavetel operations and determined that the potential liabilities exceeded the remaining restructuring reserve. Therefore, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million in the second quarter of 2003. The additional loss relates to the Company’s inability to sublease certain facilities that were previously used in Wavetel’s operations. The adjustment is an estimate based on the current market condition and could be revised on a quarterly basis as new information becomes available. As of March 31, 2005, the Company believes that the reserve is adequate. The Company had no outstanding indebtedness directly related to the Wavetel operations; therefore, no interest expense was allocated to discontinued operations.

In connection with the discontinuance of operations, the Company recognized a loss of $4.4 million in 2002 to write down the related carrying amounts of assets to their fair values less cost to sell in accordance with SFAS No. 144 and recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2005	2004
Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$483	$604

Total liabilities of discontinued operations	$483	$604

A summary of restructuring liability activity related to the discontinued operations for the three months ended March 31, 2005 is as follows (in thousands):

Balance at December 31, 2004	$604
Lease termination costs	(121)

Balance at March 31, 2005	$483

6.	COMMON STOCK

The following is a summary of Common Stock transactions during the three months ended March 31, 2005 (in thousands):

	Shares	Amount
Outstanding at December 31, 2004	18,884	$42,222
Purchase/forfeitures of Common Stock	(34)	(393)
Issuance of Common Stock	153	1,754

Outstanding at March 31, 2005	19,003	$43,583

Purchase/forfeitures of Common Stock shown above consists primarily of restricted shares forfeited by employees of the Company for payment of income taxes related to those restricted shares. The holders of the restricted shares may elect to forfeit the number of shares with a value equivalent to the amount of income taxes owed and the Company pays the related income taxes on the holders’ behalf. During the three months ended March 31, 2005, the Company issued common stock, the majority of which is restricted, under its various compensation plans. The restricted stock issuances are non-cash and result in an increase in unearned compensation on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended March 31, 2005 and 2004:

	March 31,	March 31,
	2005	2004
Basic weighted average shares outstanding	18,802	18,834
Effect of dilutive stock options and non-vested restricted stock	178	119

Total weighted average diluted shares outstanding	18,980	18,953

Outstanding options to purchase approximately 1,067,000 shares of Common Stock for the three months ended March 31, 2005 and approximately 571,000 shares of Common Stock for the three months ended March 31, 2004 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At March 31, 2005 and March 31, 2004, the Company had total options outstanding of approximately 1,836,000 and 1,387,000, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company during the three months ended March 31, 2005.

7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at March 31, 2005 and December 31, 2004 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
March 31, 2005	$4,312	$330	$(52)	$4,590

December 31, 2004	$4,855	$384	$(49)	$5,190

During the first quarter of 2005, the Company recognized an impairment loss of $0.4 million on two investment securities due to a decline in fair value of the securities that, in the opinion of management, were considered to be other than temporary. This impairment loss is included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at March 31, 2005 is as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common stock	$392	$14	$775	$38	$1,167	$52

Total temporarily impaired securities	$392	$14	$775	$38	$1,167	$52

The fair value and unrealized losses noted above that are greater than 12 months relate to three different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired, at which time the impairment loss would be realized.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Equity Method:
Palmetto MobileNet, L.P.	$12,173	$10,933
Other	43	40

Cost Method:
Magnolia Holding Company	1,680	1,680
PRE Holdings, Inc. (formerly ITC Financial Services, LLC)	2,100	2,100
Other	1,243	1,249

Total	$17,239	$16,002

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

The Company recognized income of $1.2 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. Palmetto MobileNet, L.P. is a partnership that holds a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. Summarized unaudited interim results of operations for Palmetto MobileNet, L.P. for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Equity in earnings of RSA partnership interests	$5,623	$6,156
Other expenses	83	36

Net income	$5,540	$6,120

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Line of credit with interest at LIBOR plus 1.25% (4.06% at March 31, 2005 and December 31, 2004)	$15,000	$20,000
Term loan with interest at 7.32%	48,750	50,000

	63,750	70,000

Less: Current portion of long-term debt	20,000	5,000

Total long-term debt	$43,750	$65,000

At March 31, 2005, the Company has a $70.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2005 was 4.06%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At March 31, 2005, $48.8 million was outstanding. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal amounts of $1.25 million.

At March 31, 2005, the Company had one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap agreement as of March 31, 2005 was $(0.1) million. The swap agreement matures on November 3, 2006.

11.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million as of March 31, 2005, and was unchanged for the quarter then ended.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” revising FASB Statement 123, “Accounting for Stock-Based Compensation” and superseding APB opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided.

In April 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding the application of FAS 123 (Revised 2004). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. Based upon SEC rules issued in April 2005, FAS 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,989	$4,239
Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	276	272

Pro forma net income	$2,713	$3,967

Basic earnings per common share
As reported	$0.16	$0.22
Pro forma	0.14	0.21

Diluted earnings per common share
As reported	$0.16	$0.22
Pro forma	0.14	0.21

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.	PENSION AND POST-RETIREMENT PLANS

Components of net period benefit costs for the three months ended March 31 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$561	$503	$19	$15
Interest cost	681	655	125	126
Expected return on plan assets	(900)	(842)	—	—
Amortization of prior service cost	1	1	4	69
Amortization of the net gain	—	—	(29)	(44)

Net periodic benefit cost	$343	$317	$119	$166

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it does not expect to contribute to the pension plan in 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. This change is not expected to have a material impact on the Company’s financial results.

15.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless group (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services; and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through the Company’s subsidiary, CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. Palmetto provides services in North and South Carolina. Selected data by business segment as of and for the three months ended March 31, 2005 and 2004, is as follows (in thousands):

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended March 31, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$22,679	$8,492	$5,135	$2,291	$2,800	$—	$41,397
External expense	12,152	7,183	4,622	2,153	2,124	197	28,431
Depreciation	5,109	504	629	810	479	335	7,866

Operating income (loss)	$5,418	$805	$(116)	$(672)	$197	$(532)	$5,100

Segment assets	$165,520	$33,821	$14,018	$27,300	$13,725	$65,222	$319,606

Three months ended March 31, 2004

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,699	$7,122	$5,038	$1,945	$2,760	$—	$40,564
External expense	10,741	6,306	4,389	2,219	2,336	217	26,208
Depreciation	4,714	469	635	720	516	371	7,425

Operating income (loss)	$8,244	$347	$14	$(994)	$(92)	$(588)	$6,931

Segment assets	$167,557	$30,788	$16,407	$24,739	$15,103	$66,802	$321,396

The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $12.2 million and $10.1 million as of March 31, 2005 and 2004, respectively, is included as part of the assets of the Company’s Other segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. For summarized results of operations for Palmetto see Note 9.

Reconciliation to income before income taxes (in thousands):

	Three months ended
	March 31,
	2005	2004
Segment operating income	$5,100	$6,931
Total other income (expense)	(202)	195

Income before income taxes	$4,898	$7,126

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

The Company believes that it is positioning itself to achieve its strategic objectives by devoting substantial effort to developing business plans, enhancing its management team and board of directors, and designing and developing its business support and operating systems. On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involves an estimated $9.0 million capital investment that, upon completion, is expected to allow the Company to offer broadband service speeds of up to 10 megabits per second throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds. The Company introduced higher-speed broadband services in selected areas of its network in 2004, with the initiative planned for completion in late 2005.

The Company also continues to focus on maximizing the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, Internet and data services, and wireless businesses. The Company will also consider strategic acquisitions and investments as opportunities arise.

For the three months ended March 31, 2005, net income for the Company was $3.0 million compared to $4.2 million for the three months ended March 31, 2004. Diluted earnings per share were $0.16 and $0.22 for the three months ended March 31, 2005 and 2004, respectively.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by increasing price competition, technological development and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.

The Company’s ILEC is facing more competitive pressure than any other time in its history. Wireless providers and CLEC’s have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. Cable telephony and Voice over Internet Protocol (“VoIP”) services will likely become more significant threats to the Company’s voice business in the coming years. Service providers utilizing these technologies are capable of delivering a competitive voice service to the Company’s ILEC customers. These service providers are not subject to certain regulatory constraints that have shaped the Company’s business model and that will become more significant impediments to its ability to successfully compete in the coming years.

The ILEC must provide basic telephone service as well as most tariffed services to all customers in its regulated service area, regardless of the cost to provide those services. Although the Company does benefit from certain universal service fund (“USF”) payments intended to offset certain costs to provide service, such reimbursements are increasingly at risk and being reduced while the service obligations remain unchanged.

VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephony service in many of the

Company’s Greenfield and CLEC areas. Time Warner is expected to offer cable telephony in the ILEC service area in 2005. Cable telephony in the ILEC service area could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years.

Access line losses over the past several years have been impacted by the adoption of DSL and high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or high-speed Internet service, they no longer need a second landline for use with their dial-up Internet service. If such landline is replaced with a Company DSL line, then the Company can offset, at least partially, the lost landline revenue through its DSL service to the customer.

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

Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the Federal Communications Commission (“FCC”) at the federal level, and the North Carolina Utilities Commission (“NCUC”) at the state level. The FCC has the task of evaluating USF to ensure that its funding is adequate and disbursements are proper. The Company’s ILEC currently receives interstate common line support from the USF. The FCC, and possibly Congress, are expected to devote resources to the consideration of USF reform during 2005.

The FCC is also considering the appropriate regulatory treatment of VoIP services. Although several state commissions have attempted to assert jurisdiction over VoIP services, federal courts in New York and Minnesota have rejected those efforts as preempted by federal law. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. Several state commissions have appealed the FCC’s Vonage decision.

On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. To date, the FCC has not imposed on VoIP providers these requirements, which are applicable to other providers.

Certain service providers have sought to avoid payment of access charges to ILECs and CLECs through the use of VoIP technology. At least three companies, AT&T Corp. (“AT&T”), Pulver.com, and Level 3 Communications, Inc. (“Level 3”), filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. Level 3 withdrew their petition requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network.

The Company’s ILEC, CLEC and Greenfield businesses receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open docket on intercarrier compensation since 2001. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005.

Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company, provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing the customers with a larger local calling scope. The Company expects that the NCUC will conduct hearings on the Company’s request during 2005.

The Company’s CLEC relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has recently relieved some of the unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates. The FCC’s order will result in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company also currently has approximately 4,000 UNE-P lines, and has executed, or is in the process of negotiating, commercial agreements with the incumbent local exchange carriers from which the Company historically leased UNE-P that will continue to permit the Company to maintain and lease additional UNE-P lines at higher rates. In addition, we continue to pursue opportunities to expand our network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.

The Company has licenses and other rights (including lease agreements) to certain wireless spectrum, including Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”). In April 2003, the FCC initiated a proposed rulemaking to comprehensively examine its rules regarding BRS and EBS spectrum. On July 29, 2004, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking, setting forth new rules for BRS and EBS. In its order, the FCC created a new plan for this band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA. Such a transition in the MEA that includes the Company’s license territory would require coordination by the proponent with numerous licensees, and significant cost support for the many EBS licensees that operate in the area.

If a MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. After the three-year deadline (plus an additional 18 month grace period for incumbents), existing licensees could lose their authorizations if a transition has not taken place. Therefore, if the Company’s licenses are not transitioned, those rights could be forfeited. What consideration, if any, the Company would receive in such circumstances has not been determined by the FCC. The FCC has proposed additional rules for, and solicited comments on, the structure of the auction for unlicensed spectrum (including any bidding credits or other consideration to be provided to incumbent licensees) and other matters relating to the spectrum.

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

The Company currently is not utilizing the licenses commercially due primarily to certain technological constraints. The Company continues to believe these spectrum assets are capable of delivering high-speed wireless broadband solutions for wholesale or retail customers. As of March 31, 2005, the Company has a cost basis of approximately $15.4 million in EBS and BRS spectrum recorded as part of other intangibles on the Condensed Consolidated Balance Sheets. The Company tested its intangibles for impairment as of December 31, 2004, and considered the FCC’s Order and other regulatory and business developments and trends when assessing the value of its intangible assets.

Results of Operations

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Summarized results of operations for Palmetto are included in Note 9 of the Condensed Consolidated Financial Statements.

The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$41,397	$40,564
Total operating expense	36,297	33,633

Operating income	$5,100	$6,931

Depreciation	$7,866	$7,425
Capital expenditures	7,758	3,913
Total assets	319,606	321,396

Wired access lines	158,133	156,410
Wireless subscribers	44,091	39,250

Operating revenue increased $0.8 million or 2.1% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is attributable to a $1.4 million increase in wireless revenue driven by a 12.3% increase in customers, a $0.3 million increase in Greenfield and a $0.1 million increase in CLEC, offset by a $1.0 million decrease in ILEC revenue. The decrease in ILEC revenue is primarily due to lower access and interconnection revenue, lower line related revenue and lower long distance revenue. The ILEC continued to experience a reduction in access lines as total ILEC access lines decreased 2.2% at March 31, 2005 compared to March 31, 2004.

The Company has diversified operating revenue significantly over the past several years through the growth in its non-ILEC businesses. For the three months ended March 31, 2005, ILEC revenue represented 54.8% of total revenue in 2005 compared to 58.4% in 2004, while Wireless revenue represented 20.5% of total revenue in 2005 compared to 17.6% in 2004, the combined CLEC and Greenfield businesses have grown to 17.9% of total revenue in 2005 up from 17.2% in 2004 and Internet revenue represented 6.8% in 2005 and 2004.

For the three months ended March 31, 2005, operating expense increased $2.7 million or 7.9% compared to the three months ended March 31, 2004. The increase in operating expense was driven primarily by higher professional fees associated with the Company’s 2004 year-end audit and Sarbanes-Oxley 404 compliance and higher expenses related to customer growth in the Wireless business unit.

Operating margin decreased to 12.3% for the three months ended March 31, 2005 from 17.1% for the three months ended March 31, 2004. This decrease in operating margin is primarily due to higher expenses which more than offset the 2.1% increase in operating revenue.

ILEC (in thousands, except lines)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$22,679	$23,699
Total operating expense	17,261	15,455

Operating income	$5,418	$8,244

Depreciation	$5,109	$4,714
Capital expenditures	4,459	1,988
Total assets	165,520	167,557

Business access lines	28,647	29,130
Residential access lines	84,174	86,191
Total access lines	112,821	115,321
Long distance lines	84,900	84,811

Operating revenue for the ILEC decreased $1.0 million or 4.3% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in revenue consists of a $0.6 million decrease in access and interconnection revenue, a $0.3 million decrease in line related revenue and a $0.2 million decrease in long distance revenue. The decline in access and interconnection revenue was primarily due to the collection of previously disputed access charges during the first quarter of 2004 which increased revenue approximately $0.3 million in 2004. Access lines at March 31, 2005 declined 2.2% from March 31, 2004. The decrease in access lines is due in part to increased competition from wireless and other competitive providers as well as an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

Operating expense in the ILEC increased $1.8 million or 11.7% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The primary drivers of this increase were increases in professional fees of approximately $0.5 million, higher access and interconnection expense of $0.3 million, higher benefits expense of $0.3 million and increases in other general and administrative expenses. Also contributing to the increase in expense was a favorable one-time settlement of disputed access charges that reduced expense in the first quarter of 2004 by $0.2 million.

Operating expense increased at a faster rate than operating revenue resulting in a decline in operating margin from 34.8% for the three months ended March 31, 2004 to 23.9% for the three months ended March 31, 2005. The Company will continue to focus on gaining operational efficiencies to offset lower revenue due to access line losses.

Capital expenditures for the three months ended March 31, 2005 were 19.7% of ILEC operating revenue compared to 8.4% of operating revenue for the three months ended March 31, 2004. The increase in capital expenditures for the three months ended March 31, 2005 primarily relates to the Company’s previously announced plan to significantly enhance its broadband capabilities in the ILEC territory.

For the three months ended March 31, 2005, ILEC access lines subscribing to the Company’s long distance service increased slightly despite a 2.2% access line loss. At March 31, 2005, 75.3% of ILEC access lines subscribed to the Company’s long distance service, up from 73.5% at March 31, 2004. Despite the increase in ILEC customers subscribing to the Company’s long distance service, long distance revenue has declined. Long distance minutes of use increased significantly in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The Company has promoted service plans that include expanded calling areas, as well as unlimited long distance plans. These programs, while competitive in the marketplace, have forced long distance rates per minute down and as a result, long distance revenue has declined despite an increase in minutes-of-use; this trend is expected to continue.

Certain ILEC interstate network access revenue is based on tariffed access charge rates filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that, aside from any other defense it may have to a refund clain, such claims should be rejected if such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.

In October 2004, AT&T submitted a refund request to Concord Telephone for the period January 1, 2002 through June 30, 2002. Concord Telephone’s tariff for this period was briefly suspended by the FCC as a result of an AT&T petition, and AT&T contends that the Company lost the deemed lawful status of the rates under that tariff as a result. Concord Telephone denied AT&T’s refund request and asserted certain defenses, and, to date, has received no response from AT&T. The Company does not expect that refund claims for this period will have a material impact on the Company’s financial results.

The ILEC derives certain of its interstate network access revenue from USF mechanisms administered by National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. The Company’s ILEC participates in the NECA Common Line pool and is the recipient of Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.

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

In North Carolina, legislation was enacted in 2003 that deregulated intraLATA long distance service, interLATA long distance service and long distance operator services and provided other regulatory flexibility. This legislation has provided the ILEC greater flexibility in offering service bundles and promotions. On January 2, 2004, the NCUC released an order that detailed its findings regarding the legislation and adopting implementation requirements. The legislation and subsequent order have allowed the Company greater flexibility in providing long distance services.

CLEC (in thousands, except lines)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$5,135	$5,038
Total operating expense	5,251	5,024

Operating income (loss)	$(116)	$14

Depreciation	$629	$635
Capital expenditures	223	211
Total assets	14,018	16,407

Access lines	31,861	30,415
Long distance lines	24,443	21,692

In the second quarter of 2004, the Company changed its methodology for counting CLEC long distance lines. The new methodology is more consistent with that used to count CLEC access lines. The number of lines presented for March 31, 2004 has been revised to reflect this change in methodology.

CLEC operating revenue was $5.1 million for the three months ended March 31, 2005, representing a $0.1 million or 1.9% increase over the three months ended March 31, 2004. The $0.1 million increase consists primarily of a $0.1 million increase in recurring line revenue. The increase in recurring line revenue is primarily attributable to a 4.8% increase in access lines for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition, during the three months ended March 31, 2005, the Company recovered approximately $0.5 million in access revenue claims, which offset the effects of a decline in interstate access rates. As a result, access and interconnection revenue was flat compared to the three months ended March 31, 2004.

The FCC previously ordered the gradual reduction in switched access rates charged by competitive local exchange carriers. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. Effective June 22, 2004, the final phase of the rate reductions was implemented, which reduced the CLEC switched access rate to that charged by incumbent local exchange carriers. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s revenue during the first quarter of 2005 relative to the same period in 2004.

CLEC operating expense increased $0.2 million or 4.5% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, respectively. The increase in expense is primarily due to an increase in general and administrative expenses offset by a decrease in access and interconnection expense. Operating margin decreased to (2.3)% for the three months ended March 31, 2005 compared to 0.3% for the three months ended March 31, 2004. The decrease in operating margin was due primarily to the increase in general and administrative expenses.

The CLEC and Greenfield businesses currently use certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as Unbundled Network Element Platform (“UNE-P”), dedicated transport and enhanced extended links (“EELs”), and high capacity combinations of loops and dedicated transport. As of March 31, 2005, approximately 25% of the Company’s current CLEC access lines are EELs, and the Company currently has approximately 4,000 UNE-P lines, which is an element that bundles UNE switching with other UNEs such as UNE loop, so that the competitive local exchange carrier can provide an entire local service platform. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order is effective March 11, 2005, and does not require incumbent local carriers to provide access after such date to entrance facilities, UNE-P, and certain high capacity (DS1 and higher) loop and transport UNEs. The FCC found that access to high capacity transport DS1 UNEs was still available, except between Tier 1 wire centers, for up to 10 circuits per route. With respect to high capacity transport DS3 UNEs, the FCC found that UNE access was still available between Tier 3 wire centers only, for up to no more than 12 circuits per route. Dark fiber transport remains an UNE only between Tier 3 wire centers, and dark fiber loop UNEs were eliminated.

For high capacity DS1 loops, the FCC retained UNE status for wire centers serving less than 60,000 business lines or less than four fiber-based collocators, for up to 10 loops per building. For high capacity DS3 loops, the FCC retained UNE status for wire centers serving less than 38,000 business lines or less than four fiber-based collocators, for no more than one loop per building. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would remain available at moderately increased rates.

As a result of the FCC’s order, the Company will experience cost increases in high capacity transport elements and UNE-P lines currently leased by the Company from incumbent local exchange carriers. The Company does not expect these increases will be material in 2005. The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize current and future cost increases relating to the Company’s use of high capacity transport elements. The Company also has executed, or is in the process of negotiating, commercial agreements with the incumbent local exchange carriers from which the Company historically leased UNE-P that will continue to permit the Company to maintain and lease additional UNE-P lines at higher rates. In addition, we continue to pursue opportunities to expand our network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.

Greenfield (in thousands, except lines and signed agreements)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$2,291	$1,945
Total operating expense	2,963	2,939

Operating income (loss)	$(672)	$(994)

Depreciation	$810	$720
Capital expenditures	1,348	742
Total assets	27,300	24,739

Access lines	13,451	10,674
Long distance lines	7,326	5,130
Signed provider agreements	110	97

Greenfield revenue increased $0.3 million for the three months ended March 31, 2005 to $2.3 million compared to $1.9 million for the three months ended March 31, 2004. This revenue increase is primarily attributable to a 26.0% increase in access lines related to the build out of 110 developments covered by signed telecommunications provider agreements. Line related revenue increased $0.3 million as a result of the increase in lines. In addition, long distance revenue increased approximately $0.1 million primarily due to a 42.8% increase in long distance lines. The Greenfield business added five provider agreements in the first quarter of 2005, bringing the total number of signed agreements to 110. These agreements currently represent a potential 49,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 110 projects is expected to be approximately 90% residential and 10% business.

Operating expense increased 0.8% for the three months ended March 31, 2005 to $3.0 million related primarily to the 26.0% increase in access lines and a $0.1 million increase in depreciation expense. Capital expenditures for the three months ended March 31, 2005 increased $0.6 million compared to the three months ended March 31, 2004.

At March 31, 2005, 54.5% of Greenfield access lines also subscribed to the Company’s long distance service, up from 48.1% at March 31, 2004. This increase is mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases the Company has seen its long distance penetration rates increase.

In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider contracts. The Company has preferred provider telecommunications contracts with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC initially required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. However, the NCUC issued an Order on Reconsideration on April 14, 2005 that rescinded the obligation to provide unbundled subloops in all cases, and limited such obligations to situations where the entity with the preferred provider contract utilized weighted commission structures in the preferred provider contract. The NCUC provided three months for companies to amend preferred provider contracts in which the weighted commissions were offered to provide for subloops to competitors. The NCUC has not yet issued final rules implementing its order, and numerous parties, including the Company, have filed motions for reconsideration. Accordingly, the Company has not fully determined the impact of this order on its Greenfield business, but does not anticipate a material impact at this time.

The Greenfield segment is also subject to the switched access rate reductions affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be partially offset by increased levels of traffic as the Company continues to build out its projects.

Wireless (in thousands, except subscribers)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$8,492	$7,122
Total operating expense	7,687	6,775

Operating income	$805	$347

Depreciation	$504	$469
Capital expenditures	1,093	382
Total assets	33,821	30,788

Wireless subscribers	44,091	39,250

Wireless revenue grew $1.4 million or 19.2% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Wireless subscribers increased 12.3% compared to the three months ended March 31, 2004. As a result of this customer growth, recurring customer revenue increased $0.8 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Also contributing to the increase in revenue was increased settlement revenue of $0.5 million related to a 24.0% increase in the minutes of use on the Company’s wireless network during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Operating expense increased 13.5% for the three months ended March 31, 2005 to $7.7 million compared to $6.8 million for the three months ended March 31, 2004. The primary drivers of the increase in operating expense were increases in switching and settlement expenses of $0.3 million, compensation expense of $0.1 million and handset and accessory costs of $0.1 million. Settlement expenses increased primarily due to the increase in wireless customers and the related increase in minutes-of-use on the Company’s network.

Operating margins increased to 9.5% for the three months ended March 31, 2005 compared to 4.9% for the three months ended March 31, 2004. This increase is primarily due to an increase in settlement revenue and an increase in wireless subscribers and related revenue partially offset by higher expenses.

Capital expenditures were $1.1 million for the three months ended March 31, 2005 primarily related to the addition of one new cell site in the Company’s territory and the addition of capacity on selected other cell sites.

Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three Months Ended March 31,
	2005	2004
Total operating revenue	$2,800	$2,760
Total operating expense	2,603	2,852

Operating income (loss)	$197	$(92)

Depreciation	$479	$516
Capital expenditures	428	297
Total assets	13,725	15,103

DSL lines	15,523	10,987
Dial-up accounts	8,494	10,484
High-speed accounts	617	565

IDS operating revenue grew 1.4% for the three months ended March 31, 2005 to $2.8 million compared to the three months ended March 31, 2004. During the three months ended March 31, 2005, the total number of DSL lines increased 41.3%, which resulted in revenue from DSL service increasing $0.4 million. This increase is partially offset by a decrease in dial-up and high-speed revenue of $0.2 million and a $0.2 million decrease in other revenue.

IDS operating expense was $2.6 million for the three months ended March 31, 2005 as compared to $2.9 million for the three months ended March 31, 2004. The decrease in expense is primarily related to lower network expenses. As a result of lower operating expenses and increased operating revenue, operating margins improved to 7.0% for the three months ended March 31, 2005 compared to (3.3%) for the three months ended March 31, 2004. This improvement is primarily due to the growth in DSL accounts and lower network expenses.

DSL customers increased 41.3% for the three months ended March 31, 2005 to a total of 15,523. This represents a penetration rate of 12.3% of combined Greenfield and ILEC access lines.

Other (in thousands)

	Three Months Ended March 31,
	2005	2004
Total operating expense	$532	$588

Operating income (loss)	$(532)	$(588)

Depreciation	$335	$371
Capital expenditures	207	293
Total assets	65,222	66,802

Operating expense for the Company’s other business units decreased $0.1 million for the three months ended March 31, 2005 to $0.5 million. This decrease was related primarily to a decrease in depreciation expense.

Other Income

Other income (expense) for the three months ended March 31, 2005 decreased $0.4 million compared to the three months ended March 31, 2004. This decrease relates to a $0.1 million decrease in equity in income of unconsolidated companies and an increase of $0.4 million for impairment of investments. The increases were partially offset by a decrease in interest expense of $0.2 million due to the Company’s lower debt level in 2005.

Liquidity and Capital Resources

Cash provided by operating activities decreased $6.7 million to $2.7 million for the three months ended March 31, 2005. The decrease primarily related to decreases in accrued liabilities and other operating assets and liabilities.

Cash used in investing activities increased to $7.6 million during the three months ended March 31, 2005 compared with $3.9 million for the three months ended March 31, 2004. Capital expenditures increased $3.8 million during the three months ended March 31, 2005 compared with the three months ended March 31, 2004.

Net cash used in financing activities was $7.5 million during the three months ended March 31, 2005 compared with $3.7 million during the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company repaid $6.3 million in debt.

At March 31, 2005, the fair market value of the Company’s marketable investment securities was $4.6 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $70.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2005 was 4.06%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2005, $15.0 million was outstanding under the revolving credit facility. The Company has classified the $15.0 million outstanding as current due to its maturity on March 31, 2006; however, the Company intends to re-finance its revolving line of credit prior to the maturity of the current facility.

The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At March 31, 2005, $48.8 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal were due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014 in equal amounts of $1.25 million.

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

	Payments Due by Year (in thousands)
		Less than			After 5
	Total	one Year	1-3 Years	4-5 Years	Years
Contractual obligations:
Revolving credit facility	$15,000	$15,000	$—	$—	$—
Term loan	48,750	5,000	15,000	10,000	18,750
Variable interest payments	609	609	—	—	—
Fixed interest payments	17,863	3,451	8,098	3,569	2,745
Operating leases	11,718	2,859	5,219	2,075	1,565
Capital leases	908	449	459	—	—

	$94,848	$27,368	$28,776	$15,644	$23,060

The Company anticipates that it has access to adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Wireless and IDS units, as well as its operations, payments associated with long-term debt and investments as summarized above.

Cautionary Note Regarding Forward-Looking Statements

This report, including the foregoing discussion, contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. All forward-looking statements should be viewed with caution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has a $70.0 million revolving five year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on March 31, 2005 was 4.06%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of March 31, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At March 31, 2005, $48.8 million was outstanding.

The Company has one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap as of March 31, 2005 was $(0.1) million. The interest rate swap is intended to protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The swap matures on November 3, 2006.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2004 Annual Report on Form 10-K/A. The Company’s management previously concluded in such Annual Report on Form 10-K/A that as of December 31, 2004, its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting, further described below, that resulted in errors in accounting that required restating the Company’s consolidated financial statements for the years ended December 31, 2003 and the quarterly periods ended March 31, June 30 and September 30, 2004.

During the first quarter of 2005, the Company remediated the material weaknesses in its internal control over financial reporting and its disclosure controls and procedures. The Company’s remediation efforts with respect to these matters are described below.

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

Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2005.

(b)	Changes in Internal Control Over Financial Reporting

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

In the Company’s 2004 Annual Report on Form 10-K/A, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its accounting for phone system sales, calculating depreciation expense and accounting for derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the first quarter of 2005, the Company remediated the material weaknesses in internal control over financial reporting by taking the following actions:

•	The Company implemented additional procedures associated with the Company’s accounting for phone system sales, including the utilization of a subledger that provides details of accounts receivable associated with such arrangements. The Company believes that these changes provided and will continue to provide adequate controls over the reporting of accounts receivable for phone system sales in the first quarter of 2005 and future periods.

•	The Company completed the installation of a new fixed asset reporting system in the fourth quarter of 2004 and, as of January 1, 2005, implemented this new system to track and report fixed assets and accumulated depreciation, and to calculate depreciation expense. The Company believes these new procedures relating to fixed assets have provided and will continue to provide adequate controls over the reporting of fixed assets, accumulated depreciation and depreciation expense in the first quarter of 2005 and future periods.

•	The Company implemented additional procedures to ensure proper accounting for its derivative financial instruments under SFAS No. 133, including controls over the maintenance of documentation required at each reporting period. The Company believes that these additional procedures provided and will continue to provide adequate controls over the accounting for derivative instruments in the first quarter of 2005 and future periods.

Other than as described above, during the fiscal quarter ended March 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits.

     (a) Exhibits

Exhibit No.	Description of Exhibit
10.1	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Deferred Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A. Marino
Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

May 6, 2005
Date

(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Deferred Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.