Form 10-Q
period 2005-06-30
CT COMMUNICATIONS INC /NC
filed 2005-08-04
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     19,010,413 shares of Common Stock outstanding as of August 1, 2005.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,257	$28,358
Accounts receivable and unbilled revenue, net	15,851	17,371
Wireless spectrum held-for-sale	15,507	—
Other	5,583	6,244

Total current assets	58,198	51,973

Investment securities	4,724	5,190
Other investments	1,592	1,500
Investments in unconsolidated companies	17,048	16,002
Property and equipment, net	204,377	207,072
Goodwill	9,906	9,906
Other intangibles, net	19,989	35,401
Other assets	4,062	3,588

Total assets	$319,896	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$5,000
Preferred stock, 5% series — subject to redemption	336	—
Accounts payable	5,736	6,822
Customer deposits and advance billings	2,952	3,307
Other accrued liabilities	17,419	18,475
Liabilities of discontinued operations	364	604

Total current liabilities	46,807	34,208

Long-term debt	42,500	65,000

Deferred credits and other liabilities:
Deferred income taxes	25,971	28,739
Post-retirement benefits other than pension	10,849	11,044
Other	3,833	3,413

Total deferred credits and other liabilities	40,653	43,196

Total liabilities	129,960	142,404

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at June 30, 2005 and December 31, 2004	—	336
4.5% series, $100 par value; 614 shares outstanding at June 30, 2005 and December 31, 2004	61	61
Common stock, 18,881,583 and 18,883,825 shares outstanding at June 30, 2005 and December 31, 2004, respectively	42,002	42,222
Other capital	298	298
Unearned compensation	(742)	(268)
Accumulated other comprehensive income	243	215
Retained earnings	148,074	145,364

Total stockholders’ equity	189,936	188,228

Total liabilities and stockholders’ equity	$319,896	$330,632

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenue:
Telephone	$29,144	$29,742	$59,249	$60,424
Wireless and internet	11,889	11,007	23,181	20,889

Total operating revenue	41,033	40,749	82,430	81,313

Operating expense:
Telephone cost of service (1)	9,034	8,732	18,075	17,290
Wireless and internet cost of service (2)	5,982	4,737	11,230	9,584
Selling, general and administrative (3)	14,496	13,677	28,638	26,480
Depreciation	7,973	7,423	15,839	14,848

Total operating expense	37,485	34,569	73,782	68,202

Operating income	3,548	6,180	8,648	13,111

Other income (expense):
Equity in income of unconsolidated companies, net	1,305	1,338	2,548	2,729
Interest, dividend income and gain on sales of investments	1,529	495	1,677	750
Impairment of investments	(111)	(21)	(529)	(40)
Interest expense	(1,165)	(1,234)	(2,301)	(2,582)
Other (expense)/income	(191)	214	(230)	130

Total other income	1,367	792	1,165	987

Income before income taxes	4,915	6,972	9,813	14,098

Income taxes	1,962	2,807	3,871	5,694

Net income	2,953	4,165	5,942	8,404

Dividends on preferred stock	5	5	10	10

Net income for common stock	$2,948	$4,160	$5,932	$8,394

Earnings per common share:
Basic	$0.16	$0.22	$0.32	$0.45
Diluted	0.15	0.22	0.31	0.44

Basic weighted average shares outstanding	18,842	18,876	18,822	18,855
Diluted weighted average shares outstanding	19,090	19,051	19,035	18,999

(1)	Excludes depreciation expense of $5.9 million and $5.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $11.7 million and $10.6 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

(2)	Excludes depreciation expense of $1.0 million and $0.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

(3)	Excludes depreciation expense of $1.1 million and $1.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2005 and June 30, 2004, respectively.
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,953	$4,165	$5,942	$8,404

Other comprehensive income (loss), net of income tax:
Unrealized holding gains (losses) on available-for-sale securities	68	(315)	(18)	(608)
Reclassification adjustment for losses (gains) realized in net income	(3)	(198)	46	(188)

Comprehensive income, net of income tax	$3,018	$3,652	$5,970	$7,608

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,942	$8,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,839	14,848
Amortization of restricted stock	396	423
Loss on retirement of equipment	185	—
Post-retirement benefits	(195)	(154)
Gain on sale of investment	(1,127)	—
(Gain) loss on sale of investment securities	72	(294)
Impairment of investments	529	40
Equity in income of unconsolidated companies, net	(2,548)	(2,729)
Undistributed patronage dividends	(161)	(183)
Deferred income taxes and tax credits	(747)	2,909
Changes in operating assets and liabilities	(2,939)	353

Net cash provided by operating activities	15,246	23,617

Cash flows from investing activities:
Capital expenditures	(14,348)	(9,764)
Proceeds from sale of land	1,896	—
Proceeds from sale of investment	1,127	—
Purchases of investments	(149)	(241)
Proceeds from sale of investment securities	158	943
Partnership capital distribution	1,470	917

Net cash used in investing activities	(9,846)	(8,145)

Cash flows from financing activities:
Repayment of long-term debt	(7,500)	(5,000)
Dividends paid	(3,232)	(2,462)
Repurchase of common stock	(1,648)	—
Proceeds from common stock issuances	119	105

Net cash used in financing activities	(12,261)	(7,357)

Net cash used in discontinued operations	(240)	(275)

Net increase (decrease) in cash and cash equivalents	(7,101)	7,840
Cash and cash equivalents at beginning of period	28,358	16,957

Cash and cash equivalents at end of period	$21,257	$24,797

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and June 30, 2004 and its cash flows for the six months ended June 30, 2005 and June 30, 2004. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

2.	The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

3.	STOCK COMPENSATION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed stock options plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$2,953	$4,165	$5,942	$8,404
Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	255	272	510	543

Pro forma net income	$2,698	$3,893	$5,432	$7,861

Basic earnings per common share
As reported	$0.16	$0.22	$0.32	$0.45
Pro forma	0.14	0.21	0.29	0.42

Diluted earnings per common share
As reported	$0.15	$0.22	$0.31	$0.44
Pro forma	0.14	0.20	0.29	0.41
The Company’s annual and long-term incentive bonus awards program for its employees is administered under the Company’s Amended and Restated 2001 Stock Incentive Plan. On February 8, 2005, the Compensation Committee of the Board of Directors modified the terms pursuant to which the Company would award annual and long-term incentive bonus awards for the 2005 fiscal year. The changes to these compensation programs modified the timing of expense recognition, but were designed to have no effect on the total compensation that employees are eligible to receive under the programs.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land, buildings and general equipment	$89,944	$91,705
Central office equipment	182,855	177,455
Poles, wires, cables and conduit	157,853	155,049
Construction in progress	10,025	5,559

	440,677	429,768
Accumulated depreciation	(236,300)	(222,696)

Property and equipment, net	$204,377	$207,072

In June 2005, the Company sold land for $1.9 million, which approximated book value.

During the three months ended June 30, 2005, the Company retired equipment primarily consisting of central office equipment with cost and depreciated value of $2.1 million and $0.2 million, respectively, and recognized a loss on the retirement of $0.2 million.

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

In connection with the discontinuance of operations, the Company recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Liabilities of discontinued operations:
Lease obligations	$364	$604

Total liabilities of discontinued operations	$364	$604

A summary of liability activity related to the discontinued operations for the six months ended June 30, 2005 is as follows (in thousands):

Balance at December 31, 2004	$604
Lease termination costs	(240)

Balance at June 30, 2005	$364

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6.	COMMON STOCK

The following is a summary of Common Stock transactions during the six months ended June 30, 2005 (in thousands):

	Shares	Amount
Outstanding at December 31, 2004	18,884	$42,222
Purchase/forfeitures of Common Stock	(161)	(2,045)
Issuance of Common Stock	159	1,825

Outstanding at June 30, 2005	18,882	$42,002

On June 17, 2005, the Company agreed to repurchase 126,628 shares from The Pension Plan of the Concord Telephone Company, which represented all of the outstanding shares of Common Stock held by that pension plan. The purchase of shares from the pension plan closed on June 24, 2005 at an aggregate price of $1.6 million.
The remainder of the purchase/forfeitures of Common Stock shown above consists of restricted shares forfeited by employees of the Company primarily for payment of income taxes related to those restricted shares. The holders of the restricted shares may elect to forfeit the number of shares with a value equivalent to the amount of income taxes owed and the Company pays the related income taxes on the holders’ behalf. During the six months ended June 30, 2005, the Company issued Common Stock, the majority of which is restricted, to employees under the Company’s Amended and Restated 2001 Stock Incentive Plan. The restricted stock issuances are non-cash and result in an increase in unearned compensation on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	18,842	18,876	18,822	18,855
Effect of dilutive stock options and non-vested restricted stock	248	175	213	144

Total weighted average diluted shares outstanding	19,090	19,051	19,035	18,999

Outstanding options to purchase approximately 1,051,000 shares of Common Stock for the three and six months ended June 30, 2005, and approximately 550,000 and 496,000 shares of Common Stock for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At June 30, 2005 and June 30, 2004, the Company had total options outstanding of 1,815,000 and 1,338,000, respectively.
On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company pursuant to this program during the six months ended June 30, 2005.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at June 30, 2005 and December 31, 2004 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
June 30, 2005	$4,345	$411	$(32)	$4,724

December 31, 2004	$4,855	$384	$(49)	$5,190
During the three and six months ended June 30, 2005, the Company recognized impairment losses of $0.1 million and $0.5 million, respectively, on investment securities due to declines in fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.
Certain investments of the Company are, and have been in continuous unrealized loss positions. The gross unrealized losses, fair value and length of time the securities have been in the continuous unrealized loss position at June 30, 2005 are as follows (in thousands):

	12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses
Common stock	$106	$32	$106	$32

Total temporarily impaired securities	$106	$32	$106	$32

The fair value and unrealized losses noted above relate to two different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired, at which time the impairment loss would be recognized.

8.	OTHER INVESTMENTS

Other investments consist primarily of the Company’s investment in CoBank, ACB (“CoBank”). The Company receives patronage dividends from CoBank, which is organized as a cooperative bank for federal income tax purposes. Patronage dividends represent cash distributions and share allocations of CoBank’s earnings distributed to the Company. Non-cash share allocations are included in “Other Investments” on the Company’s Condensed Consolidated Balance Sheets, and are recognized as other income in the period earned.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Equity Method:
Palmetto MobileNet, L.P.	$12,082	$10,933
Other	37	40

Cost Method:
Magnolia Holding Company	1,587	1,680
PRE Holdings, Inc (formerly ITC Financial Services, LLC)	2,100	2,100
Other	1,242	1,249

Total	$17,048	$16,002

During 2003, the Company sold its 4.4% equity interest in ITC Holding Company and recognized a gain of $15.2 million. As part of the purchase agreement, certain funds were held in escrow until certain contingencies were resolved. During the three months ended June 30, 2005, the contingencies were resolved and the Company recorded an additional gain of $1.1 million upon the distribution of the funds previously held in escrow.
The Company invested $2.1 million to purchase a 4.0% ownership interest in ITC Financial Services, LLC (“ITC Financial”). ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card for certain transaction fees. In December 2004, ITC Financial merged with PRE Solutions to form PRE Holdings, Inc. The Company’s ownership interest in the newly formed company is 1.55%.
The Company recognized income of $1.3 million in each of the three months ended June 30, 2005 and 2004, and $2.5 million and $2.7 million in the six months ended June 30, 2005 and 2004, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Palmetto MobileNet, L.P. (“Palmetto”) is a partnership that holds a 50% interest in 10 cellular rural service areas (“RSAs”) in North Carolina and South Carolina. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto. Summarized unaudited interim results of operations for Palmetto for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Equity in earnings of RSA partnership interests	$6,105	$6,388	$11,728	$11,948
Other expenses	253	26	336	62

Net income	$5,852	$6,362	$11,392	$11,886

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Line of credit with interest at LIBOR plus 1.25% (4.50% at June 30, 2005 and 3.50% at December 31, 2004)	$15,000	$20,000
Term loan with interest at 7.32%	47,500	50,000

	62,500	70,000

Less: Current portion of long-term debt	20,000	5,000

Total long-term debt	$42,500	$65,000

At June 30, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate at June 30, 2005 was 4.50%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014, of which $47.5 million was outstanding at June 30, 2005. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal quarterly amounts of $1.25 million.

At June 30, 2005, the Company had one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap agreement as of June 30, 2005 was $(0.1) million. The swap agreement matures on November 3, 2006.

11.	GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company has continued to test goodwill for impairment at least annually. Goodwill was $9.9 million as of June 30, 2005, and was unchanged from December 31, 2004.

Other intangible assets consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful lives of its wireless licenses. Therefore, based on the determination that these assets have indefinite lives, the Company does not amortize wireless licenses. In accordance with SFAS No. 142, the Company periodically reviews its determination of indefinite useful lives for wireless licenses and will test those licenses for impairment at least annually.

As described in the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that are the holders of the Company’s Education Broadband Service (“EBS”), Broadband Radio Service (“BRS”), and related rights, have entered into a Purchase Agreement, dated June 6, 2005 (the “Purchase Agreement”), with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the acquisition will occur in 2005. As a result of the Purchase Agreement, the carrying value of the spectrum lease rights of $15.5 million was reclassified from Intangibles to Wireless spectrum held-for-sale, a current asset, in accordance with SFAS No. 144,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
“Accounting for the Disposal or Impairment of Long-Lived Assets.” Under SFAS 144, a long-lived asset to be sold shall be classified as held for sale when certain criteria are met, including the expected completion of sale within a one-year period. At June 30, 2005, the Company had met all criteria for recognition of the spectrum lease rights as long-lived assets held for sale. The Company performed a test for impairment of the spectrum rights to be sold in the Purchase Agreement and determined that an impairment charge was not required. In addition, the Company determined that an impairment charge was not required for the remaining wireless broadband spectrum of $1.1 million that the Company continues to hold.

12.	PREFERRED STOCK, 5% SERIES — SUBJECT TO REDEMPTION

In May 2005, the Company notified the holders of its 5% series, $100 par value Preferred Stock of its intention to redeem the shares on July 1, 2005. As a result, the Company effectively entered into a forward purchase contract with these shareholders to repurchase a fixed number of shares in exchange for cash. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” states that “certain types of freestanding financial instruments that embody obligations of the issuer must be classified as liabilities.” According to SFAS No. 150, a forward purchase contract that is to be physically settled or net cash settled is an example of such a financial instrument.

At June 30, 2005, the shares were classified as a liability described as “Preferred Stock, 5% Series — subject to redemption” on the Company’s Condensed Consolidated Balance Sheets to distinguish them from other current liabilities in accordance with SFAS No. 150.

13.	INCOME TAX CONTINGENCY

In June 2005, the Company received a report from the Internal Revenue Service (“IRS”) proposing certain adjustments to the Company’s federal income tax returns for the years ended December 31, 2000, 2001, 2002, and 2003. The most significant proposed adjustment relates to the income tax treatment of receipts from the Universal Service Administration Company (“USAC”). The USAC payment adjustment matter involved a temporary difference for which the Company has previously recorded income tax expense. The Company continues to dispute the USAC payment adjustment and has filed a formal protest letter with the IRS Appeals Office. As of June 30, 2005, the Company has recorded the expected impact of the proposed adjustments, including the accrual of interest.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. EITF Issue No. 03-1 requires additional disclosures for investments accounted for under SFAS No. 115 and No. 124 effective for fiscal years ended after December 15, 2003. In September 2004, EITF issued No. 03-1-1 that delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In May 2004, the FASB issued Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superceding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In April 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding the application of SFAS No. 123 (Revised 2004). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. Based upon SEC rules issued in April 2005, SFAS No. 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006.

15.	PENSION AND POST-RETIREMENT PLANS

Components of net periodic benefit cost for the three months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$561	$503	$10	$17
Interest cost	681	655	114	123
Expected return on plan assets	(900)	(842)	—	—
Amortization of prior service cost	1	1	(176)	(7)
Amortization of gain	—	—	(29)	(39)

Net periodic benefit cost	$343	$317	$(81)	$94

Components of net periodic benefit cost for the six months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$1,122	$1,006	$29	$34
Interest cost	1,362	1,310	239	247
Expected return on plan assets	(1,800)	(1,684)	—	—
Amortization of prior service cost	2	2	(172)	(15)
Amortization of gain	—	—	(58)	(78)

Net periodic benefit cost	$686	$634	$38	$188

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it does not expect to contribute to the pension plan in 2005.

Components of the net periodic benefit cost for the three months ended June 30, 2005 reflect adjustments resulting from post-retirement benefit plan changes to be effective January 1, 2006.

In December 2003, the Act was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2, providing final guidance on accounting for the Act. In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since the Company has not yet concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
16.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless business unit (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data-related services; and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through the Company’s subsidiary, CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. Palmetto provides services in North Carolina and South Carolina. Selected data by business segment as of, and for the three and six months ended June 30, 2005 and 2004, are as follows (in thousands):

Three months ended June 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$21,996	$8,963	$4,721	$2,427	$2,926	$—	$41,033
External expense	12,765	7,978	4,358	2,174	2,056	181	29,512
Depreciation	5,129	576	634	840	455	339	7,973

Operating income (loss)	$4,102	$409	$(271)	$(587)	$415	$(520)	$3,548

Segment assets	$166,412	$33,768	$12,899	$28,658	$13,433	$64,726	$319,896
Three months ended June 30, 2004

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$22,906	$8,247	$4,951	$1,885	$2,760	$—	$40,749
External expense	11,541	6,552	4,482	2,140	2,182	249	27,146
Depreciation	4,958	479	624	745	283	334	7,423

Operating income (loss)	$6,407	$1,216	$(155)	$(1,000)	$295	$(583)	$6,180

Segment assets	$171,675	$30,421	$15,610	$25,192	$15,127	$66,323	$324,348

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six months ended June 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$44,675	$17,455	$9,856	$4,718	$5,726	$—	$82,430
External expense	24,917	15,161	8,980	4,327	4,180	378	57,943
Depreciation	10,238	1,080	1,263	1,650	934	674	15,839

Operating income (loss)	$9,520	$1,214	$(387)	$(1,259)	$612	$(1,052)	$8,648

Segment assets	$166,412	$33,768	$12,899	$28,658	$13,433	$64,726	$319,896
Six months ended June 30, 2004

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$46,605	$15,369	$9,989	$3,830	$5,520	$—	$81,313
External expense	22,282	12,858	8,871	4,359	4,518	466	53,354
Depreciation	9,672	948	1,259	1,465	799	705	14,848

Operating income (loss)	$14,651	$1,563	$(141)	$(1,994)	$203	$(1,171)	$13,111

Segment assets	$171,675	$30,421	$15,610	$25,192	$15,127	$66,323	$324,348
The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $12.1 million and $10.7 million as of June 30, 2005 and 2004, respectively, is included as part of the assets of the Company’s “Other” segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. For summarized results of operations for Palmetto see Note 9.

Reconciliation to income before income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Segment operating income	$3,548	$6,180	$8,648	$13,111
Total other income	1,367	792	1,165	987

Income before income taxes	$4,915	$6,972	$9,813	$14,098

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
The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in certain growth initiatives and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments that complement its business units. During 2001, the Company expanded its wireless business through the partitioning of its area of the Cingular wireless network.
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
For the three and six months ended June 30, 2005, net income for the Company was $3.0 million and $5.9 million, respectively, compared to $4.2 million and $8.4 million for the three and six months ended June 30, 2004. Diluted earnings per share were $0.15 and $0.22 for the three months ended June 30, 2005 and 2004, respectively, and $0.31 and $0.44 for the six months ended June 30, 2005 and 2004, respectively.
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
The ILEC must provide basic telephone service as well as most tariffed services to all customers in its regulated service area, regardless of the cost to provide those services. Although the Company does benefit from certain universal service fund (“USF”) payments intended to offset certain costs to provide service, such reimbursements are increasingly at risk while the service obligations remain unchanged.
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
Access line losses over the past several years have been impacted by the adoption of DSL and other high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or other high-speed Internet services, they no longer need a second landline for use with their dial-up Internet service. If such landline is replaced with a Company DSL line, then the Company can offset, at least partially, the lost landline revenue through its DSL service to the customer.
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
Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the Federal Communications Commission (“FCC”) at the federal level, and the North Carolina Utilities Commission (“NCUC”) at the state level. The FCC has the task of evaluating USF to ensure that its funding is adequate and disbursements are proper. The Company’s ILEC currently receives interstate common line support from the USF. The FCC, and possibly Congress, is expected to devote resources to the consideration of USF reform during 2005.
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
On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. On June 3, 2005, the FCC released an order requiring VoIP providers to provide 911 service to their customers within 120 days of the effective date of its order, which will be 30 days after publication of the order in the Federal Register.
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
Certain service providers have sought to avoid payment of access charges to ILECs and CLECs through the use of VoIP technology. At least three companies, AT&T Corp. (“AT&T”), Pulver.com, and Level 3 Communications, Inc. (“Level 3”), filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. Level 3 withdrew its petition requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network.
The FCC has had an open docket on intercarrier compensation since 2001. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. Initial comments were filed in May 2005 and reply comments were due on July 20, 2005. The Company is currently participating in industry associations that are working to develop and advocate an industry proposal.
Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company, provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan also allows flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing the customers with a larger local calling scope. The NCUC is expected to conduct hearings on the Company’s request on August 4, 2005.
The Company’s CLEC relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has recently relieved some of the unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates. The FCC’s order will result in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company also currently has approximately 3,600 UNE-P lines, and has executed commercial agreements with the incumbent local exchange carriers that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at higher rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.
The Company has licenses and other rights (including lease agreements) to certain wireless spectrum, including “BRS” and “EBS.” On July 29, 2004, the FCC issued an order that created a new plan for this band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA.

If a MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. What consideration, if any, the Company would receive in such circumstances has not yet been determined by the FCC.
As described in the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that hold EBS, BRS, and related rights, have entered into a Purchase Agreement, dated June 6, 2005, with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the sale will occur in 2005.
As of June 30, 2005, the Company has a cost basis of approximately $15.5 million in EBS and BRS spectrum recorded as Wireless spectrum held-for-sale on the Condensed Consolidated Balance Sheets. The Company tested its intangibles for impairment as of December 31, 2004, and considered the FCC’s Order and other regulatory and business developments and trends when assessing the value of its intangible assets.
Results of Operations
The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other”. Summarized results of operations for Palmetto are included in Note 9 of the Condensed Consolidated Financial Statements.
The following discussion reviews the consolidated results of operations and specific results within each reportable segment.
Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$41,033	$40,749	$82,430	$81,313
Total operating expense	37,485	34,569	73,782	68,202

Operating income	$3,548	$6,180	$8,648	$13,111

Depreciation	$7,973	$7,423	$15,839	$14,848
Capital expenditures	6,590	5,851	14,348	9,764
Total assets			319,896	324,348

Wired access lines			157,275	156,627
Wireless subscribers			44,723	40,358
Three months ended June 30
Operating revenue increased $0.3 million or 0.7% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase was attributable to a $0.7 million increase in Wireless revenue driven by a 10.8% increase in customers, a $0.5 million increase in Greenfield revenue driven primarily by a 20.8% increase in access lines and a $0.2 million increase in IDS revenue. These increases were partially offset by a $0.9 million decrease in ILEC revenue due to declines in customer recurring line revenue and wireless interconnection revenue, and a $0.2 million decrease in CLEC revenue due to a reduction in access and interconnection revenue.
Operating margin decreased to 8.6% for the three months ended June 30, 2005 from 15.2% for the three months ended June 30, 2004. The decrease in operating margin was due to a $2.9 million increase in operating expense driven by a $1.3 million increase in Wireless roaming and other network expenses, a $0.7 million increase in personnel expense primarily due to changes to certain of the Company’s incentive programs for stock-based compensation, and a $0.6 million increase in depreciation expense. In February 2005, Cingular implemented home-on-home roaming with another carrier in several North Carolina market areas. This change negatively impacted Wireless roaming costs, shifting higher than expected customer traffic to the other carrier’s network.
Six months ended June 30
Operating revenue increased $1.1 million or 1.4% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase was attributable to a $2.1 million increase in Wireless revenue driven by a 10.8% increase in customers coupled with an increase in settlement and roaming revenue, a $0.9 million increase in Greenfield revenue driven primarily by a 20.8% increase in access lines and a $0.2 million increase in IDS revenue. These increases were partially offset by declines in ILEC revenue of $1.9 million and CLEC revenue of $0.1 million, driven primarily by a decrease in access and interconnection revenue and lower customer recurring line revenue.
The Company has diversified operating revenue over the past several years through the growth in its non-ILEC businesses. During the six months ended June 30, 2005, ILEC represented 54.2% of total revenue in 2005 compared to 57.3% in 2004, while Wireless represented 21.2% of total revenue in 2005 compared to 18.9% in 2004. The combined CLEC and Greenfield businesses have increased to 17.7% of total revenue in 2005 up from 17.0% in 2004, and Internet represented 6.9% in 2005 compared to 6.8% in 2004.
The operating margin decreased to 10.5% for the six months ended June 30, 2005 from 16.1% for the six months ended June 30, 2004. The decrease in operating margin was primarily due to a $5.6 million increase in operating expense driven by a $1.9 million increase in Wireless roaming and other network expenses, a $1.2 million increase in certain personnel expenses, a $1.0 million increase in depreciation expense, and a $0.8 million increase in professional fees largely relating to the 2004 year-end audit and Sarbanes-Oxley Section 404 compliance. The increase in personnel expense was primarily due to a $0.5 million increase in benefits expense and a $0.4 million increase relating to changes in incentive programs for stock-based compensation.
ILEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$21,996	$22,906	$44,675	$46,605
Total operating expense	17,894	16,499	35,155	31,954

Operating income	$4,102	$6,407	$9,520	$14,651

Depreciation	$5,129	$4,958	$10,238	$9,672
Capital expenditures	3,748	3,564	8,207	5,552
Total assets			166,412	171,675

Business access lines			28,560	29,068
Residential access lines			83,207	85,394
Total access lines			111,767	114,462
Long distance lines			84,774	84,763

Three months ended June 30
Operating revenue for the ILEC decreased $0.9 million or 4.0% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease in revenue was primarily the result of a decrease in access and interconnection revenue of $0.5 million associated with lower wireless interconnection rates, a $0.5 million decrease in customer recurring line revenue due to a 2.4% loss in access lines coupled with the migration of customers to flat rate unlimited long distance calling plans, and a $0.2 million reduction in phone system sales. These decreases were partially offset by a $0.4 million increase in regulatory revenue. The decrease in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.
Operating expense in the ILEC increased $1.4 million, or 8.5%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The main driver of the increase in operating expense was a $1.3 million increase primarily due to increased benefit expense and higher personnel costs from changes to incentive programs for stock-based compensation. Operating expense increases coupled with a decline in operating revenue resulted in a decrease in operating margin to 18.7% for the three months ended June 30, 2005 compared to 28.0% for the three months ended June 30, 2004.
Capital expenditures for the three months ended June 30, 2005 were 17.0% of ILEC operating revenue compared to 15.6% of operating revenue for the three months ended June 30, 2004.
Six months ended June 30
Operating revenue for the ILEC decreased $1.9 million, or 4.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in revenue was primarily the result of a decrease in access and interconnection revenue of $1.2 million associated with lower wireless interconnection rates, a $1.0 million decrease in customer recurring line revenue driven by a 2.4% decrease in access lines coupled with the migration of customers to unlimited flat rate long distance calling plans and a $0.1 million reduction in phone system sales. Offsetting these declines was a $0.6 million increase in regulatory revenue. Access lines at June 30, 2005 declined 2.4% from June 30, 2004. The decrease in access lines was due in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service, as well as increased competition from wireless and other competitive providers.
Wireless interconnection access revenue has declined due to establishment of direct billing relationships with wireless carriers for termination of wireless traffic on the network. These direct billing relationships are subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. However, this rate decline has been somewhat offset by increases in the wireless traffic terminated on the Company’s network.
Operating expense in the ILEC increased $3.2 million, or 10.0%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily attributable to a $2.3 million increase in certain personnel expenses driven by increased benefit costs and changes in incentive programs for stock-based compensation, a $0.6 million increase in depreciation expense, and a $0.3 million increase in access and interconnection expense. Operating margin for the six months ended June 30, 2005 decreased to 21.3% from 31.4% during the six months ended June 30, 2004.
Capital expenditures for the six months ended June 30, 2005 were 18.4% of ILEC operating revenue compared to 11.9% of operating revenue for the six months ended June 30, 2004.
During the six months ended June 30, 2005, ILEC long distance lines in service were held constant while access lines decreased 2.4%. At June 30, 2005, 75.8% of ILEC access lines subscribed to the Company’s long distance service, up from 74.1% at June 30, 2004. The stability in long distance lines was driven by the increase in customer acceptance of the Company’s bundled product offerings, which include flat rate unlimited long distance calling plans. Despite the stability in long distance lines in service, long distance revenue declined. The decline in long distance revenue was primarily due to lower revenue per minute from the Company’s flat rate calling plans in conjunction with lower rates for contract renewals for its larger customers. Although long distance revenue on a per minute basis has been negatively impacted by flat rate calling plans, these bundled plans should decrease the vulnerability to churn for these customers.
Certain ILEC interstate network access revenue is based on tariffed access charge rates filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that, aside from any other defense it may have to a refund claim, such claims should be rejected if such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.
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
The ILEC derives certain of its interstate network access revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of June 30, 2005, the Company’s ILEC only participated in the NECA Common Line pool and was the recipient of Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.
Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. By joining the traffic sensitive pool, the ILEC’s interstate access revenues will be based on expenses plus a return on investment of 11.25%. The Company will share the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets. The NECA tariff for the one-year period beginning on July 1, 2005, was allowed to go into effect as filed, and is therefore deemed lawful.
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

CLEC (in thousands, except lines)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$4,721	$4,951	$9,856	$9,989
Total operating expense	4,992	5,106	10,243	10,130

Operating loss	$(271)	$(155)	$(387)	$(141)

Depreciation	$634	$624	$1,263	$1,259
Capital expenditures	437	185	660	396
Total assets			12,899	15,610

Access lines			31,644	30,686
Long distance lines			24,739	22,171
Three months ended June 30
CLEC operating revenue was $4.7 million for the three months ended June 30, 2005, representing a $0.2 million or 4.6% decrease from the three months ended June 30, 2004. The $0.2 million decrease was primarily attributable to a decline in access and interconnection revenue from the June 2004 reduction in interstate access rates.
CLEC operating expense was $5.0 million and $5.1 million for the three months ended June 30, 2005 and 2004, respectively. The operating margin decrease to (5.7)% for the three months ended June 30, 2005 compared to (3.1)% for the three months ended June 30, 2004 was primarily due to the reduction in access and interconnection revenue.
Six months ended June 30
CLEC operating revenue was $9.9 million for the six months ended June 30, 2005, representing a $0.1 million or 1.3% decrease from the six months ended June 30, 2004. The $0.1 million decline consists primarily of a $0.2 million decrease in access revenue partially offset by an increase in line related revenue. The decrease in access revenue was primarily related to the June 2004 reduction in interstate access rates previously ordered by the FCC.
Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. On June 22, 2004, the final phase of the rate reductions was implemented, which reduced the CLEC switched access rate to the same rate charged by incumbent local exchange carriers. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s revenue during the first six months of 2005 relative to the same period in 2004.
CLEC operating expense was $10.2 million and $10.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in operating expense was the result of a $0.1 million increase in line related expense. Operating margin decreased to (3.9)% for the six months ended June 30, 2005 compared to (1.4)% for the six months ended June 30, 2004.
The CLEC and Greenfield businesses have historically used certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called enhanced extended links (“EELs”). As of June 30, 2005, approximately 25% of the Company’s current CLEC access lines utilize EELs, and the Company currently has approximately 3,600 UNE-P lines. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order, which was effective March 11, 2005, does not require incumbent local carriers to provide access after a transition period to entrance facilities, UNE-P, dark fiber and certain high capacity (DS1 and higher) loop and transport UNEs. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would remain available at moderately increased rates.
As a result of the FCC’s order, the Company will experience cost increases in high capacity transport elements and UNE-P lines currently leased by the Company from incumbent local exchange carriers. The Company does not expect these increases will be material in 2005. The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize current and future cost increases relating to the Company’s use of high capacity transport elements. The Company also has executed commercial agreements that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbents at higher rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.
Greenfield (in thousands, except lines and signed agreements)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$2,427	$1,885	$4,718	$3,830
Total operating expense	3,014	2,885	5,977	5,824

Operating loss	$(587)	$(1,000)	$(1,259)	$(1,994)

Depreciation	$840	$745	$1,650	$1,465
Capital expenditures	1,655	1,198	3,003	1,940
Total assets			28,658	25,192

Access lines			13,864	11,479
Long distance lines			7,631	5,655
Preferred provider agreements			111	99
The rate of development and total potential lines for Greenfield preferred provider agreements are impacted by several factors, including whether the project is intended for business use, single-family homes or multi-dwelling units. Greenfield developments are also impacted by competition within certain developments from competitive communication providers as well as general economic conditions of the local economy.
The following chart indicates the access lines in service at June 30, 2005 and the Company’s estimate of potential lines upon completion of all projects.

	Lines in	Potential	Total
Greenfield Projects	Service	Lines	Projects
By Year Signed
Previous Years	9,220	27,002	51
2002	3,532	12,694	24
2003	790	4,846	18
2004	302	3,864	12
2005	20	1,417	6

Total	13,864	49,823	111

Three months ended June 30
Greenfield revenue increased $0.5 million for the three months ended June 30, 2005 to $2.4 million compared to $1.9 million for the three months ended June 30, 2004. This revenue increase was primarily attributable to increased access and interconnection revenue, and a 20.8% increase in access lines related to the build-out of developments covered by preferred provider agreements. The Greenfield business added one new provider agreement in the second quarter of 2005, bringing the total number of signed agreements to 111. Customer recurring line revenue increased $0.4 million due to the increase in access lines and long distance subscribers. These agreements currently represent a potential 49,823 access lines once these developments have been completely built-out. The expected residential/business line mix of these 111 projects is expected to be approximately 90% residential and 10% business.
Operating expense increased 4.5% for the three months ended June 30, 2005 to $3.0 million compared to $2.9 million for the three months ended June 30, 2004. The increase was related primarily to depreciation expense associated with facilities installed to serve new access lines.
Operating margin improved to (24.2)% for the three months ended June 30, 2005 compared to (53.1)% for the three months ended June 30, 2004. Capital expenditures for the three months ended June 30, 2005 increased $0.5 million compared to the three months ended June 30, 2004, as the Company continues its strategy of bringing developments on-network and targeting new developments with the most efficient capital deployments.
Six months ended June 30
Greenfield revenue increased $0.9 million for the six months ended June 30, 2005 to $4.7 million compared to $3.8 million for the six months ended June 30, 2004. This revenue increase was primarily attributable to increased access and interconnection revenue, and a 20.8% increase in access lines related to the build-out of developments covered by preferred provider agreements. The Greenfield business added six preferred provider agreements in the six months ended June 30, 2005, bringing the total number of signed agreements to 111. Customer recurring line revenue increased $0.8 million as a result of the increase in lines. These agreements currently represent a potential 49,823 access lines once these developments have been completely built-out. The residential/business line mix of these 111 projects is expected to be approximately 90% residential and 10% business.
Operating expense increased 2.6% for the six months ended June 30, 2005 to $6.0 million compared to $5.8 million for the six months ended June 30, 2004. The increase was related primarily to a $0.2 million increase in depreciation expense.
Operating margin improved to (26.7)% for the six months ended June 30, 2005 compared to (52.1)% for the six months ended June 30, 2004. Capital expenditures for the six months ended June 30, 2005 increased $1.1 million compared to the six months ended June 30, 2004, as the Company continues its strategy of bringing developments on-network and targeting new developments with the most efficient capital deployments.

At June 30, 2005, 55.0% of Greenfield access lines also subscribed to our long distance service, up from 49.3% at June 30, 2004. This increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, the Company has experienced an increase in long distance penetration rates.
In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider agreements. The Company has preferred provider agreements with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC initially required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. However, the NCUC issued an Order on Reconsideration on April 14, 2005 that rescinded the obligation to provide unbundled subloops in all cases, and limited such obligations to situations where the entity with the preferred provider agreements utilized weighted commission structures in the preferred provider contract. The NCUC provided three months for companies to amend preferred provider contracts in which the weighted commissions were offered to provide for subloops to competitors. On May 24, 2005, after receiving requests for reconsideration from numerous parties, the NCUC sought further comment and delayed indefinitely the implementation of the three-month amendment period. Because the NCUC has not yet issued final rules implementing its order, the Company has not fully determined the impact of this order on its Greenfield business, but does not anticipate a material impact at this time.
The Greenfield segment is also subject to the switched access rate reductions affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be partially offset by increased levels of traffic as the Company continues to build out its projects.
Wireless (in thousands, except subscribers)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$8,963	$8,247	$17,455	$15,369
Total operating expense	8,554	7,031	16,241	13,806

Operating income	$409	$1,216	$1,214	$1,563

Depreciation	$576	$479	$1,080	$948
Capital expenditures	374	236	1,467	618
Total assets			33,768	30,421

Wireless subscribers			44,723	40,358
Three months ended June 30
Wireless revenue increased $0.7 million or 8.7% while subscribers increased 10.8% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. As a result of the subscriber increase, recurring customer revenue improved $0.2 million. Also contributing to the increase in revenue was increased settlement and roaming revenue of $0.5 million related to increased minutes of use on the Company’s wireless network. The increase in subscribers was partly due to a reduction in monthly churn to 1.7% for the three months ended June 30, 2005 compared to 2.0% for the three months ended June 30, 2004.

Operating expense increased 21.7% for the three months ended June 30, 2005 to $8.6 million compared to $7.0 million for the three months ended June 30, 2004. The increase in operating expense was primarily attributable to increases in certain network and roaming expenses of $1.3 million. Network expenses increased $0.9 million driven by a 27.8% increase in minutes of use on the Company’s wireless network, an increase in the estimated switching rate charged by Cingular and an increase in long distance expense. Roaming expense increased $0.4 million primarily attributable to Cingular’s implementation of home-on-home roaming with another carrier in several North Carolina market areas. The home-on-home roaming arrangement has negatively impacted Wireless roaming costs, shifting higher than expected customer traffic to the other carrier’s network. The Company is working closely with Cingular regarding the technical and financial impact of this matter, and has requested that Cingular discontinue the home-on-home roaming arrangement within the Company’s service area. Cingular communicated to the Company that a solution to the home-on-home roaming was implemented in the Company’s wireless service area in late July 2005.
Operating margin decreased to 4.6% for the three months ended June 30, 2005 compared to 14.7% for the three months ended June 30, 2004. The decrease in operating margin was due primarily to the increase in roaming and network expenses.
Capital expenditures were $0.4 million for the three months ended June 30, 2005, primarily related to the addition of one new cell site and added capacity on selected other cell sites.
Six months ended June 30
Wireless revenue increased $2.1 million or 13.6% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Customer recurring revenue increased $0.9 million driven by a 10.8% increase in Wireless subscribers compared to the six months ended June 30, 2004. Also contributing to the increase in revenue was increased settlement and roaming revenue of $1.0 million related to increased minutes of use on the Company’s wireless network during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Operating expense increased 17.6% for the six months ended June 30, 2005 to $16.2 million compared to $13.8 million for the six months ended June 30, 2004. The increase in operating expense was attributable to a $1.9 million increase in certain network and roaming expenses, a $0.2 million increase in handset and accessory expense and a $0.2 million increase in personnel expense. Network expenses increased $1.3 million driven by a 31.5% increase in minutes of use on the Company’s wireless network, an increase in the projected switching rate charged by Cingular and an increase in long distance expense. Roaming expense increased $0.5 million primarily attributable to Cingular’s implementation of home-on-home roaming with another carrier in several North Carolina market areas.
Operating margin decreased to 7.0% for the six months ended June 30, 2005 compared to 10.2% for the six months ended June 30, 2004. This decrease was driven by an increase in roaming and network expenses.
Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating revenue	$2,926	$2,760	$5,726	$5,520
Total operating expense	2,511	2,465	5,114	5,317

Operating income	$415	$295	$612	$203

Depreciation	$455	$283	$934	$799
Capital expenditures	170	379	598	676
Total assets			13,433	15,127

DSL lines			16,334	11,582
Dial-up accounts			7,774	10,038
High-speed accounts			632	577

Three months ended June 30
IDS operating revenue increased 6.0% for the three months ended June 30, 2005 to $2.9 million compared to the three months ended June 30, 2004. This increase was primarily due to higher DSL revenue of $0.5 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.2 million combined.
IDS operating expense increased 1.9% compared to the three months ended June 30, 2004 primarily due to a $0.2 million increase in depreciation expense.
Operating margin improved to 14.2% for the three months ended June 30, 2005 compared to 10.7% for the three months ended June 30, 2004. The Company continues to focus on growing DSL revenue, while leveraging existing network infrastructure to reduce expenses.
Six months ended June 30
IDS operating revenue increased 3.7% for the six months ended June 30, 2005 to $5.7 million compared to the six months ended June 30, 2004. This increase was primarily due to higher DSL revenue of $0.9 million related to an increase in DSL lines. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.4 million combined.
IDS operating expense decreased 3.8% compared to the six months ended June 30, 2004. As a result, operating margins improved to 10.7% for the six months ended June 30, 2005 compared to 3.7% for the six months ended June 30, 2004.
DSL customers at June 30, 2005 increased 41.0% to a total of 16,334, compared to 11,582 at June 30, 2004. This increase represents a penetration rate of 13.0% of combined Greenfield and ILEC access lines.
Other (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total operating expense	$520	$583	$1,052	$1,171

Operating loss	$(520)	$(583)	$(1,052)	$(1,171)

Depreciation	$339	$334	$674	$705
Capital expenditures	206	289	413	582
Total assets			64,726	66,323
Three months ended June 30
Operating expense for the Company’s other business segment decreased slightly to $0.5 million for the three months ended June 30, 2005. This decline was primarily related to lower costs to maintain certain spectrum assets and depreciation expense.

Six months ended June 30
Operating expense for the Company’s other business segment decreased $0.1 million to $1.1 million for the six months ended June 30, 2005. This decline was primarily related to lower costs to maintain certain spectrum assets and depreciation expense.
Other Income (expense)
Three months ended June 30
Other income for the three months ended June 30, 2005 increased $0.6 million compared to the three months ended June 30, 2004. This increase related primarily to a $1.1 million gain on the sale of an investment, partially offset by a $0.4 million increase in other expenses that included a $0.2 million loss on the retirement of equipment, and a $0.1 million increase associated with an impairment charge on an investment.
Six months ended June 30
Other income for the six months ended June 30, 2005 increased $0.2 million compared to the six months ended June 30, 2004. This increase related primarily to a $1.1 million gain on the sale of an investment, partially offset by a $0.5 million increase in impairment charges on investments, and a $0.4 million increase in other expenses that included a $0.2 million loss on the retirement of equipment. The decrease in equity in income of unconsolidated companies related to the Company’s investment in Palmetto MobileNet, L.P.
Liquidity and Capital Resources
Cash provided by operating activities decreased $8.4 million to $15.2 million for the six months ended June 30, 2005. The decrease was primarily due to lower operating income.
Cash used in investing activities was $9.8 million during the six months ended June 30, 2005 compared with $8.1 million for the six months ended June 30, 2004. Capital expenditures increased $4.6 million during the six months ended June 30, 2005 compared with the six months ended June 30, 2004.
Net cash used in financing activities was $12.3 million during the six months ended June 30, 2005 compared with $7.4 million during the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company repaid $7.5 million in long-term debt and repurchased $1.6 million of its Common Stock.
At June 30, 2005, the fair market value of the Company’s marketable investment securities was $4.7 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. The Company has a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on June 30, 2005 was 4.50%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company has classified the $15.0 million outstanding as current due to its maturity on March 31, 2006; however, the Company intends to refinance its revolving line of credit prior to the maturity of the current facility.
The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At June 30, 2005, $47.5 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal were due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014, in equal amounts of $1.25 million.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Revolving credit facility	$15,000	$15,000	$—	$—	$—
Term loan	47,500	5,000	15,000	10,000	17,500
Variable interest payments	506	506	—	—	—
Fixed interest payments	16,951	3,340	7,823	3,386	2,402
Operating leases	14,850	2,662	5,926	3,973	2,289
Capital leases	797	455	342	—	—

	$95,604	$26,963	$29,091	$17,359	$22,191

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued growth in the CLEC, Greenfield, Wireless and IDS units, as well as its operations, payments associated with long-term debt and investments as summarized above.
Cautionary Note Regarding Forward-Looking Statements
The Report, including the foregoing discussion contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about us that could cause actual results to differ materially from those reflected in the forward-looking statements.
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
In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the SEC, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. All forward-looking statements should be viewed with caution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company has a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on June 30, 2005 was 4.50%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of June 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At June 30, 2005, $47.5 million was outstanding.
The Company has one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap as of June 30, 2005 was $(0.1) million. The interest rate swap is intended to protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The swap matures on November 3, 2006.
Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information required to be included in the Company’s Exchange Act reports.
(b) Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchase of Common Stock

			Total Number	Maximum
	Total Number		of Shares	Number of
Three Months	of		Purchased as	Shares that
Ended	Shares	Average Price	Part of Publicly	May Yet Be
June 30, 2005	Purchased	Paid per Share	Announced	Purchased
April 1 – April 30, 2005	—	—	—	—
May 1 – May 31, 2005	—	—	—	—
June 1 – June 30, 2005	126,628	$12.94	—	—

Total	126,628	$12.94	—	—

On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company pursuant to this program during the six months ended June 30, 2005.
On June 17, 2005, the Company agreed to repurchase 126,628 shares from The Pension Plan of the Concord Telephone Company, which represented all of the outstanding shares of Common Stock held by that pension plan. The purchase of shares from the pension plan closed on June 24, 2005 at an aggregate price of $1.6 million.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
An Annual Meeting of Shareholders was held on April 28, 2005.
Proxies were solicited for the following matters:
(1) To elect to the Board of Directors for the terms set forth below:
Three Directors for a three-year term expiring in 2008:

	Votes	Votes
	For	Withheld
O. Charlie Chewning, Jr.	14,713,715	291,130
Michael R. Coltrane	14,732,145	272,700
Linda M. Farthing	14,855,105	149,740
The names of each of the other directors whose terms of office continued after the Annual Meeting of Shareholders are as follows: William A. Coley, Barry W. Eveland, Raymond C. Groth, James L. Moore, Jr., Cynthia L. Mynatt, and Tom E. Smith.

(2)	To ratify the appointment of KPMG LLP as independent public accountants of the Company for the 2005 fiscal year.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
13,891,012	307,825	806,008	—
Item 5. Other Information.
None
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.

(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

August 4, 2005

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