Form 10-Q
period 2005-09-30
CT COMMUNICATIONS INC /NC
filed 2005-11-03
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     18,910,726 shares of Common Stock outstanding as of November 1, 2005.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,004	$28,358
Marketable securities	2,427	—
Accounts receivable and unbilled revenue, net	17,986	17,371
Wireless spectrum held-for-sale	15,507	—
Other	6,623	6,244

Total current assets	65,547	51,973

Investment securities	2,615	5,190
Other investments	1,666	1,500
Investments in unconsolidated companies	17,082	16,002
Property and equipment, net	202,573	207,072
Goodwill	9,906	9,906
Other intangibles, net	19,989	35,401
Other assets	4,183	3,588

Total assets	$323,561	$330,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,000	$5,000
Preferred stock, 5% series — subject to redemption	27	—
Accounts payable	6,834	6,822
Customer deposits and advance billings	3,106	3,307
Other accrued liabilities	17,233	18,475
Liabilities of discontinued operations	270	604

Total current liabilities	47,470	34,208

Long-term debt	41,250	65,000

Deferred credits and other liabilities:
Deferred income taxes	27,033	28,739
Post-retirement benefits other than pension	10,734	11,044
Other	3,743	3,413

Total deferred credits and other liabilities	41,510	43,196

Total liabilities	130,230	142,404

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at December 31, 2004	—	336
4.5% series, $100 par value; 614 shares outstanding at September 30, 2005 and December 31, 2004	61	61
Common stock, 18,894,352 and 18,883,825 shares outstanding at September 30, 2005 and December 31, 2004, respectively	42,250	42,222
Other capital	298	298
Unearned compensation	(520)	(268)
Other accumulated comprehensive income	324	215
Retained earnings	150,918	145,364

Total stockholders’ equity	193,331	188,228

Total liabilities and stockholders’ equity	$323,561	$330,632

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenue:
Telephone	$32,485	$29,985	$91,734	$90,409
Wireless and internet	12,458	10,863	35,639	31,752

Total operating revenue	44,943	40,848	127,373	122,161

Operating expense:
Telephone cost of service (excludes depreciation of $5,820, $5,300, $17,521 and $15,888, respectively)	9,585	9,415	27,660	26,705
Wireless and internet cost of service (excludes depreciation of $1,003, $1,996, $2,958 and $3,652, respectively)	6,012	4,418	17,242	14,002
Selling, general and administrative (excludes depreciation of $1,086, $954, $3,269 and $3,558, respectively)	14,359	14,235	42,997	40,715
Depreciation	7,909	8,250	23,748	23,098

Total operating expense	37,865	36,318	111,647	104,520

Operating income	7,078	4,530	15,726	17,641

Other income (expense):
Equity in income of unconsolidated companies, net	1,434	1,820	3,982	4,549
Interest, dividend income and gain (loss) on sales of investments	396	184	2,073	934
Impairment of investments	—	(1,454)	(529)	(1,494)
Interest expense	(1,124)	(1,357)	(3,425)	(3,939)
Other (expense)/income	(38)	152	(268)	282

Total other income (expense)	668	(655)	1,833	332

Income before income taxes	7,746	3,875	17,559	17,973

Income taxes	3,010	1,631	6,881	7,324

Net income	4,736	2,244	10,678	10,649

Dividends on preferred stock	1	5	11	15

Net income for common stock	$4,735	$2,239	$10,667	$10,634

Earnings per common share:
Basic	$0.25	$0.12	$0.57	$0.56
Diluted	0.25	0.12	0.56	0.56

Basic weighted average shares outstanding	18,738	18,877	18,794	18,862
Diluted weighted average shares outstanding	18,975	19,054	18,986	19,010
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$4,736	$2,244	$10,678	$10,649

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	81	(176)	(252)	(783)
Less reclassification adjustment for losses realized in net income	—	797	361	608

Comprehensive income	$4,817	$2,865	$10,787	$10,474

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,678	$10,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,748	23,098
Amortization of restricted stock	611	640
Stock compensation from acceleration of vesting of stock options	167	—
Loss on retirement of equipment	247	—
Post-retirement benefits	(310)	(158)
Gain on sale of investment	(1,189)	—
Loss (gain) on sale of investment securities	77	(300)
Impairment of investments	529	1,494
Equity in income of unconsolidated companies, net	(3,982)	(4,549)
Undistributed patronage dividends	(235)	(269)
Preferred stock dividends	(85)	(58)
Deferred income taxes and tax credits	202	2,503
Changes in operating assets and liabilities	(5,253)	4,395

Net cash provided by operating activities	25,205	37,445

Cash flows from investing activities:
Capital expenditures	(20,575)	(17,294)
Proceeds from sale of property, plant and equipment	1,956	—
Proceeds from sale of investment securities	218	1,067
Proceeds from sale of other investments	1,189	—
Purchases of investment securities	(233)	(1,208)
Purchases of other investments	(50)	(131)
Partnership capital distribution	2,870	1,834

Net cash used in investing activities	(14,625)	(15,732)

Cash flows from financing activities:
Repayment of long-term debt	(8,750)	(10,000)
Dividends paid	(5,124)	(3,692)
Repurchase of common stock	(1,945)	—
Repurchase of preferred stock	(309)	—
Proceeds from common stock issuances	528	154

Net cash used in financing activities	(15,600)	(13,538)

Net cash used in discontinued operations	(334)	(390)

Net (decrease) increase in cash and cash equivalents	(5,354)	7,785
Cash and cash equivalents at beginning of period	28,358	16,957

Cash and cash equivalents at end of period	$23,004	$24,742

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and September 30, 2004 and its cash flows for the nine months ended September 30, 2005 and September 30, 2004. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	In certain instances, amounts previously reported in the 2004 consolidated financial statements have been reclassified to conform to the presentation of the 2005 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported.

3.	STOCK COMPENSATION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed stock option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

On August 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each stock option that was unvested as of such date. The closing price of the Company’s common stock on August 10, 2005 was $10.67 per share. Based on the closing price of the Company’s common stock on August 10, 2005, approximately 77,000 of the accelerated options were in-the-money (i.e., the option exercise price was less than $10.67 per share) and approximately 952,000 of the accelerated options were out of the money (i.e., the option exercise price was greater than or equal to $10.67 per share).

Each officer, at a level of vice-president or higher, agreed pursuant to a lock-up agreement to refrain from selling shares of common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s last day of service or upon a “corporate transaction” as defined in the Company’s Amended and Restated 2001 Stock Incentive Plan.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). The Company will be required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The Company believes that the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company has changed its compensation philosophy and no longer grants stock options.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, the Company recognized compensation cost of $0.2 million during the third quarter related to the acceleration of the vesting of stock options. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$4,736	$2,244	$10,678	$10,649
Add: Stock-based compensation expense included in reported net income, net of income tax	102	—	102	—
Deduct: Additional stock-based compensation expense that would have been included in net income if the fair value-based method had been applied, net of income tax	3,588	272	4,098	815

Pro forma net income	$1,250	$1,972	$6,682	$9,834

Basic earnings per common share
As reported	$0.25	$0.12	$0.57	$0.56
Pro forma	0.07	0.10	0.36	0.52
Diluted earnings per common share
As reported	$0.25	$0.12	$0.56	$0.56
Pro forma	0.07	0.10	0.35	0.52
The Company’s annual and long-term incentive bonus awards program for its qualifying employees is administered under the Company’s Amended and Restated 2001 Stock Incentive Plan. On February 8, 2005, the Compensation Committee of the Board of Directors modified the payment terms pursuant to which the Company would award annual and long-term incentive bonus awards for the 2005 fiscal year. The changes to these compensation programs modified the timing of expense recognition, but were designed to have no effect on the total value of compensation that employees are eligible to receive under the programs.

4.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land, buildings and general equipment	$91,890	$91,705
Central office equipment	184,833	177,455
Poles, wires, cables and conduit	159,966	155,049
Construction in progress	8,956	5,559

	445,645	429,768
Accumulated depreciation	(243,072)	(222,696)

Property and equipment, net	$202,573	$207,072

In June 2005, the Company sold land for $1.9 million, which approximated book value.

During the nine months ended September 30, 2005, the Company retired equipment primarily consisting of central office equipment with cost and net book value of $3.7 million and $0.2 million, respectively, and recognized a loss on the retirement of $0.2 million.

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

In connection with the discontinuance of operations, the Company recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$270	$604

Total liabilities of discontinued operations	$270	$604

A summary of restructuring liability activity related to the discontinued operations for the nine months ended September 30, 2005 is as follows (in thousands):

Balance at December 31, 2004	$604
Lease termination costs	(334)

Balance at September 30, 2005	$270

6.	COMMON STOCK

The following is a summary of common stock transactions during the nine months ended September 30, 2005 (in thousands):

	Shares	Amount
Outstanding at December 31, 2004	18,884	$42,222
Purchases/(forfeitures) of common stock	(190)	(2,372)
Issuance of Common Stock	200	2,400

Outstanding at September 30, 2005	18,894	$42,250

On June 24, 2005, the Company repurchased 126,628 shares of the Company’s common stock from The Pension Plan of The Concord Telephone Company, which represented substantially all of the shares of common stock held by that pension plan, at an aggregate price of $1.6 million.

On April 28, 2005, the Board of Directors approved the continuation of the Company’s stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding common stock during the twelve-month period from April 28, 2005 to April 28, 2006. During the three months ended September 30, 2005, the Company repurchased 27,600 shares under this program at an aggregate price of $0.3 million.

The remainder of the purchases/forfeitures of common stock shown above consists of restricted shares forfeited by employees of the Company primarily for payment of income taxes related to those restricted shares. The holders of the restricted shares may elect to forfeit the number of shares with a value equivalent to the amount of income taxes

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
owed and the Company pays the related income taxes on the holders’ behalf. During the nine months ended September 30, 2005, the Company issued common stock, the majority of which is restricted, to employees under the Company’s Amended and Restated 2001 Stock Incentive Plan. The restricted stock issuances are non-cash and result in an increase in unearned compensation on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	18,738	18,877	18,794	18,862
Effect of dilutive stock options and non-vested restricted stock	237	177	192	148

Total weighted average diluted shares outstanding	18,975	19,054	18,986	19,010

Outstanding options to purchase approximately 526,000 and 1,046,000 shares of common stock for the three and nine months ended September 30, 2005 and approximately 543,000 and 490,000 shares of common stock for the three and nine months ended September 30, 2004 were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. At September 30, 2005 and September 30, 2004, the Company had total options outstanding of 1,774,000 and 1,325,000, respectively.

7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s available-for-sale investments at September 30, 2005 and December 31, 2004 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding
Available-for-Sale	Cost	Gains	Losses	Fair Value
September 30, 2005	$4,499	$577	$(34)	$5,042
December 31, 2004	$4,855	$384	$(49)	$5,190
At September 30, 2005, the Company reclassified $2.4 million of investment securities as current assets. Subsequently in October of 2005, the Company sold these investment securities at a gain of approximately $0.4 million.

During the nine months ended September 30, 2005, the Company recognized impairment losses of $0.5 million on investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Certain investments of the Company are, and have been, in continuous unrealized loss positions. The gross unrealized losses, fair value and length of time the securities have been in the continuous unrealized loss position at September 30, 2005 are as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common stock	$220	$2	$139	$32	$359	$34

Total temporarily impaired securities	$220	$2	$139	$32	$359	$34

The fair value and unrealized losses noted above relate to four different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if they are other-than-temporarily impaired, at which time the impairment loss would be recognized.

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

9.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Equity Method:
Palmetto MobileNet, L.P.	$12,118	$10,933
Other	36	40

Cost Method:
Magnolia Holding Company	1,587	1,680
PRE Holdings, Inc. (formerly ITC Financial Services, LLC)	2,100	2,100
Other	1,241	1,249

Total	$17,082	$16,002

During 2003, the Company sold its 4.4% equity interest in ITC Holding Company and recognized a gain of $15.2 million. As part of the purchase agreement, certain funds were held in escrow until certain contingencies were resolved. During the nine months ended September 30, 2005, the contingencies were resolved and the Company recorded an additional gain of $1.2 million upon the final distribution of the funds previously held in escrow.

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

The Company recognized income of $1.4 million and $1.8 million in the three months ended September 30, 2005 and 2004, and $4.0 million and $4.5 million in the nine months ended September 30, 2005 and 2004, respectively, as

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
its share of earnings from unconsolidated companies accounted for under the equity method. Palmetto MobileNet, L.P. (“Palmetto”) is a partnership that holds a 50% interest in 10 cellular rural service areas (“RSAs”) in North Carolina and South Carolina. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto. Summarized unaudited interim results of operations for Palmetto for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Equity in earnings of RSA partnership interests	$6,911	$7,630	$18,639	$21,204
Other expenses	492	185	828	415

Net income	$6,419	$7,445	$17,811	$20,789

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Line of credit with interest at LIBOR plus 1.25% (5.0% at September 30, 2005 and 3.50% at December 31, 2004)	$15,000	$20,000
Term loan with interest at 7.32%	46,250	50,000

	61,250	70,000

Less: Current portion of long-term debt	20,000	5,000

Total long-term debt	$41,250	$65,000

At September 30, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on September 30, 2005 was 5.0%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014, of which $46.3 million was outstanding at September 30, 2005. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal quarterly amounts of $1.25 million.

At September 30, 2005, the Company had one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap agreement as of September 30, 2005 was $(13,000). The swap agreement matures on November 3, 2006.

11.	GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company has continued to test goodwill for impairment at least annually. Goodwill was $9.9 million as of September 30, 2005, and was unchanged from December 31, 2004.

Other intangible assets consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, based on the determination that these assets have indefinite lives, the Company does not

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
amortize wireless licenses. In accordance with SFAS No. 142, the Company periodically reviews its determination of indefinite useful lives for wireless licenses and tests those licenses for impairment at least annually.

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that are the holders of the Company’s Educational Broadband Service (“EBS”), Broadband Radio Service (“BRS”), and related rights and obligations, entered into a Purchase Agreement, dated June 6, 2005 (the “Purchase Agreement”), with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the acquisition will occur in late 2005 or early 2006. As a result of the Purchase Agreement, the carrying value of the spectrum lease rights of $15.5 million was reclassified from Intangibles to Wireless spectrum held-for-sale, a current asset, in accordance with SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” Under SFAS 144, a long-lived asset to be sold shall be classified as held for sale when certain criteria are met, including the expected completion of sale within a one-year period. At September 30, 2005, the Company had met all criteria for recognition of the spectrum lease rights as long-lived assets held for sale. The Company performed a test for impairment of the spectrum rights to be sold in the Purchase Agreement and determined that an impairment charge was not required. In addition, the Company determined that an impairment charge was not required for the remaining wireless broadband spectrum of $1.1 million that the Company continues to hold.

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

During the three months ended September 30, 2005, the Company redeemed 3,089 shares at an aggregate price of $0.3 million, which left 267 shares remaining to be redeemed. At September 30, 2005, the shares were classified as a liability described as “Preferred stock, 5% series — subject to redemption” on the Company’s Condensed Consolidated Balance Sheets to distinguish them from other current liabilities in accordance with SFAS No. 150.

13.	INCOME TAX CONTINGENCY

In June 2005, the Company received a report from the Internal Revenue Service (“IRS”) proposing certain adjustments to the Company’s federal income tax returns for the years ended December 31, 2000, 2001, 2002, and 2003. The most significant proposed adjustment relates to the income tax treatment of receipts from the Universal Service Administration Company (“USAC”). The USAC payment adjustment matter involved a temporary difference for which the Company has previously recorded income tax expense. During the second quarter of 2005, the Company reclassified $2.1 million from deferred tax liability to current income tax payable. The Company continues to dispute the USAC payment adjustment and has filed a formal protest letter with the IRS Appeals Office. As of September 30, 2005, the Company has recorded the expected impact of the proposed adjustments, including the accrual of interest.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
or held-to-maturity under SFAS No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. EITF Issue No. 03-1 requires additional disclosures for investments accounted for under SFAS No. 115 and No. 124 effective for fiscal years ended after December 15, 2003. In September 2004, the EITF issued No. 03-1-1 that delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.
In May 2004, the FASB issued Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”). In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided, rather the plan provides a reimbursement of premiums paid by the retiree.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at the grant-date fair value. The fair value cost is then recognized over the period that services are provided.
In April 2005, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide additional guidance regarding the application of SFAS No. 123 (Revised 2004). SAB No. 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB No. 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. Based upon SEC rules issued in April 2005, SFAS No. 123R is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006.
In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt FIN 47 during the fourth quarter of 2005. The Company is currently evaluating the impact of FIN 47 on the results of operations, financial position and cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. The Company will adopt SFAS No. 154 on January 1, 2006, with no expected material effect on its consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
15.	PENSION AND POST-RETIREMENT PLANS

Components of net periodic benefit costs for the three months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$559	$503	$14	$17
Interest cost	756	655	117	127
Expected return on plan assets	(871)	(842)	—	—
Amortization of prior service cost	(1)	1	(101)	16
Amortization of gain	—	—	(30)	(38)

Net periodic benefit cost	$443	$317	$—	$122

Components of net periodic benefit costs for the nine months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004
Service cost	$1,681	$1,509	$43	$51
Interest cost	2,118	1,965	356	373
Expected return on plan assets	(2,671)	(2,526)	—	—
Amortization of prior service cost	1	3	(273)	2
Amortization of gain	—	—	(88)	(116)

Net periodic benefit cost	$1,129	$951	$38	$310

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it does not expect to contribute to the pension plan in 2005.

Components of the net periodic benefit cost for the nine months ended September 30, 2005 reflect adjustments resulting from post-retirement benefit plan changes to be effective January 1, 2006.

In December 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2, providing final guidance on accounting for the Medicare Act. In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided, rather the plan provides a reimbursement of premiums paid by the retiree.

16.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless business unit (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides DSL, dial-up and high-speed internet access and other data-related services; and Palmetto MobileNet, L.P. (“Palmetto”), which is a limited partnership with interests in wireless operations in North Carolina and South Carolina in which the Company has an equity interest through the Company’s subsidiary, CT Cellular, Inc. All other business units,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.
Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. Palmetto provides services in North Carolina and South Carolina. Selected data by business segment as of, and for the three and nine months ended September 30, 2005 and 2004, are as follows (in thousands):
Three months ended September 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$25,237	$9,521	$4,785	$2,463	$2,937	$—	$44,943
External expense	13,154	7,790	4,478	2,207	2,061	266	29,956
Depreciation	5,040	601	635	868	431	334	7,909

Operating income (loss)	$7,043	$1,130	$(328)	$(612)	$445	$(600)	$7,078

Segment assets	$169,120	$34,032	$13,162	$28,658	$13,729	$64,860	$323,561
Three months ended September 30, 2004

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,350	$8,222	$4,596	$2,039	$2,641	$—	$40,848
External expense	12,631	6,518	4,494	2,177	1,925	323	28,068
Depreciation	4,487	488	629	774	1,538	334	8,250

Operating income (loss)	$6,232	$1,216	$(527)	$(912)	$(822)	$(657)	$4,530

Segment assets	$170,276	$33,294	$14,658	$25,619	$14,150	$66,362	$324,359
Nine months ended September 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$69,912	$26,976	$14,641	$7,181	$8,663	$—	$127,373
External expense	38,071	22,951	13,458	6,534	6,241	644	87,899
Depreciation	15,278	1,681	1,898	2,518	1,365	1,008	23,748

Operating income (loss)	$16,563	$2,344	$(715)	$(1,871)	$1,057	$(1,652)	$15,726

Segment assets	$169,120	$34,032	$13,162	$28,658	$13,729	$64,860	$323,561

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine months ended September 30, 2004

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$69,955	$23,591	$14,585	$5,869	$8,161	$—	$122,161
External expense	34,913	19,376	13,365	6,536	6,443	789	81,422
Depreciation	14,159	1,436	1,888	2,239	2,337	1,039	23,098

Operating income (loss)	$20,883	$2,779	$(668)	$(2,906)	$(619)	$(1,828)	$17,641

Segment assets	$170,276	$33,294	$14,658	$25,619	$14,150	$66,362	$324,359
The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $12.1 million and $11.6 million as of September 30, 2005 and 2004, respectively, is included as part of the assets of the Company’s “Other” segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. For summarized results of operations for Palmetto see Note 9.

Reconciliation to income before income taxes (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Segment operating income	$7,078	$4,530	$15,726	$17,641
Total other income (expense)	668	(655)	1,833	332

Income before income taxes	$7,746	$3,875	$17,559	$17,973

17.	SUBSEQUENT EVENTS

On October 7, 2005, the Company paid $2.9 million for an approximate 8% interest in the voting common stock of a rural telecommunications provider headquartered in the Southeastern United States. The telecommunications provider offers a comprehensive package of telecommunication services, including local and long distance telephone, Internet, video and wireless services.

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

For the three and nine months ended September 30, 2005, net income for the Company was $4.7 million and $10.7 million, respectively, compared to $2.2 million and $10.6 million for the three and nine months ended September 30, 2004. Diluted earnings per share were $0.25 and $0.12 for the three months ended September 30, 2005 and 2004, respectively, and $0.56 for each of the nine months ended September 30, 2005 and 2004.

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

VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephony service in many of the Company’s Greenfield and CLEC areas. Time Warner is expected to offer cable telephony in the ILEC service area before the end of 2005. Cable telephony in the ILEC service area could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years.

Access line losses over the past several years have also been impacted by the adoption of DSL and other high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or other high-speed Internet services, they no longer need a second landline for use with their dial-up Internet service. If such landline is replaced with a Company DSL line, then the Company can offset, at least partially, the lost landline revenue through its DSL service to the customer.

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

Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the Federal Communications Commission (“FCC”) at the federal level, and state utility commissions, principally the North Carolina Utilities Commission (“NCUC”), at the state level.

The FCC frequently undertakes matters that could have a significant impact on the Company. The FCC has the task of evaluating USF to ensure that its funding is adequate and disbursements are proper. The Company’s ILEC currently receives interstate common line support from the USF. The FCC, and possibly Congress, is expected to devote resources to the consideration of USF reform in 2005 and future years.

The FCC is also considering the appropriate regulatory treatment of VoIP services. Despite providing voice services similar to those offered by the Company, VoIP providers have to date avoided many regulatory requirements that currently apply to the Company in the provision of those services. This disparate regulatory treatment provides VoIP providers with a competitive advantage. Although several state commissions have attempted to assert jurisdiction over VoIP services, federal courts in New York and Minnesota have rejected those efforts as preempted by federal law. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. Several state commissions have appealed the FCC’s Vonage decision.

On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. On June 3, 2005, the FCC released an order requiring VoIP providers to provide 911 service to their customers in the fourth quarter of 2005.

The Company’s ILEC, CLEC and Greenfield businesses receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.

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

The FCC has had an open docket on intercarrier compensation since 2001. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. Initial comments were filed in May 2005 and reply comments were filed on July 20, 2005. The Company is currently participating in industry associations that are working to develop and advocate an industry proposal.

On August 5, 2005, the FCC adopted new rules that classify wireline broadband service (essentially DSL service) as an information service. The FCC established a 270 day transition period during which it will more fully define the USF funding obligations related to such information services. Although the FCC’s final regulatory approach to such services is not yet known, the FCC’s recent order will allow incumbent local exchange carriers to permissively detariff DSL services provided to Internet Service Providers. In doing so, such carriers will no longer be required to offer its DSL services on a wholesale basis to its competitors, and will no longer be obligated to contribute a percentage of its DSL revenues to the USF unless its information service competitors, such as cable companies offering cable modem services, are also required to make such contributions.

Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. Instead, rates for most of the Company’s local exchange services may be adjusted by the Company, provided that such rate adjustments would not result in projected revenue changes that would exceed changes in inflation reduced by a 2% assumed productivity offset. The price regulation plan has allowed flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan. The price rebalancing arrangement allows the Company to continue adjusting revenues to keep them in line with related costs. The primary result has been an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope.

In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing customers with a larger local calling scope. The NCUC conducted hearings on the Company’s request on August 4, 2005. On September 9, 2005, the NCUC released an order approving many of the modifications requested by the Company. The approved modifications eliminate the 2% productivity offset, allow the Company to increase rates annually for basic local exchange services up to 12% and allow the Company to increase rates for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings.

As its first step under this new plan, on September 14, 2005 the Company submitted an annual filing seeking approval for, among other things, local service rate increases in exchange for providing ILEC customers with a larger local calling scope that does not require the payment of usage charges. Such rate changes were effective beginning in late October 2005, and will result in simpler calling plans and billing. The Company believes that the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate that the changes will have a material impact on its financial results.

The Company’s CLEC relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has relieved some of the unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates. The FCC’s order will result in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company also has executed commercial agreements with the incumbent local exchange carriers that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at higher rates than the previous cost-based rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.

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

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that hold EBS, BRS, and related rights, entered into a Purchase Agreement, dated June 6, 2005, with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the sale will occur in late 2005 or early 2006.

As of September 30, 2005, the Company has a cost basis of approximately $15.5 million in EBS and BRS spectrum recorded as Wireless spectrum held-for-sale on the Condensed Consolidated Balance Sheets. The Company tested its intangibles for impairment as of December 31, 2004, and considered the FCC’s Order and other regulatory and business developments and trends when assessing the value of its intangible assets.

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

The following discussion reviews the consolidated results of operations and specific results within each consolidated reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$44,943	$40,848	$127,373	$122,161
Total operating expense	37,865	36,318	111,647	104,520

Operating income	$7,078	$4,530	$15,726	$17,641

Depreciation	$7,909	$8,250	$23,748	$23,098
Capital expenditures	6,227	7,530	20,575	17,294
Total assets			323,561	324,359

Ending wired access lines			157,283	157,206
Ending wireless subscribers			45,285	41,229
Ending internet and data customers			25,767	22,724
Three months ended September 30
Operating revenue for the three months ended September 30, 2005 increased 10.0%, or $4.1 million, to $44.9 million compared to the three months ended September 30, 2004. The increase was primarily attributable to a $1.2 million increase in access and interconnection revenue from the Company’s Wireline businesses, a $1.1 million increase in Wireless roaming and settlement revenue and a $0.9 million increase in ILEC USF revenue. In addition, ILEC telephone system sales increased $0.7 million and customer recurring revenue increased $0.2 million. The increase in customer recurring revenue was driven by an increase in customers in the Greenfield, Wireless and Internet businesses, but was partially offset by decreases in ILEC and CLEC customer revenue.
Operating expense for the three months ended September 30, 2005 increased 4.3%, or $1.5 million, to $37.9 million compared to the three months ended September 30, 2004. The increase in operating expense was attributable to a $1.1 million increase in Wireless network expenses driven by customer growth and higher network usage, a $0.6 million increase in personnel expense primarily related to changes in certain of the Company’s incentive programs for stock-based compensation. In addition, cost of materials sold increased $0.3 million for telephone system sales and $0.3 million for handset and accessory sales. Offsetting the increase in operating expense was a $0.7 million decrease in access and interconnection expense and a $0.4 million decrease in professional fees.
Operating income for the three months ended September 30, 2005 increased 56.2% to $7.1 million from the $4.5 million reported in the three months ended September 30, 2004, representing an operating margin of 15.7% compared to 11.1% for last year.
Nine months ended September 30
Operating revenue for the nine months ended September 30, 2005 increased 4.3%, or $5.2 million, to $127.4 million compared to the nine months ended September 30, 2004. The growth in operating revenue was attributable to a $2.1 million increase in Wireless roaming and settlement revenue, a $1.4 million increase in ILEC USF revenue and a $1.4 million increase in customer recurring revenue. The increase in customer recurring revenue was driven by a 43.6% increase in DSL customers, a 17.1% increase in Greenfield access lines and a 9.8% increase in Wireless customers. Offsetting the customer revenue growth in these businesses was a 3.3% decline in ILEC customer revenue due to a 2.4% decrease in access lines.
The Company has diversified operating revenue over the past several years through the growth in its non-ILEC businesses. During the nine months ended September 30, 2005, ILEC represented 54.9% of total revenue compared to 57.3% in 2004, while Wireless represented 21.2% of total revenue in 2005 compared to 19.3% in 2004. The combined CLEC and Greenfield businesses have increased to 17.1% of total revenue in 2005 up from 16.7% in 2004, and Internet represented 6.8% in 2005 compared to 6.7% in 2004.

Operating expense for the nine months ended September 30, 2005 increased 6.8%, or $7.1 million, to $111.6 million compared to the nine months ended September 30, 2004. The increase in operating expense was largely attributable to a $3.0 million increase in Wireless network expenses driven by customer growth and higher network usage, a $2.1 million increase in certain other administrative expenses and a $0.7 million increase in depreciation expense. In addition, cost of materials sold increased $0.5 million for handset and accessory sales and $0.3 million for telephone system sales. The increase in administrative expenses related to a $1.7 million increase in personnel costs driven by changes to stock-based incentive programs and higher benefit expense and a $0.4 million increase in professional fees largely due to the 2004 year-end audit and Sarbanes-Oxley Section 404 compliance.
Operating income for the nine months ended September 30, 2005 was $15.7 million, or a 12.3% operating margin, compared to $17.6 million, or a 14.4% operating margin for the nine months ended September 30, 2004.
ILEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$25,237	$23,350	$69,912	$69,955
Total operating expense	18,194	17,118	53,349	49,072

Operating income	$7,043	$6,232	$16,563	$20,883

Depreciation	$5,040	$4,487	$15,278	$14,159
Capital expenditures	3,921	4,221	12,128	9,773
Total assets			169,120	170,276

Business access lines			28,532	28,912
Residential access lines			82,511	84,816
Total access lines			111,043	113,728
Long distance lines			84,723	84,760
Three months ended September 30
ILEC operating revenue for the three months ended September 30, 2005 increased 8.1%, or $1.9 million, to $25.2 million compared to the three months ended September 30, 2004. The increase in revenue was driven by a $0.9 million increase in USF revenue largely attributable to a $0.6 million settlement, a $0.7 million increase in access and interconnection revenue and a $0.7 million increase in telephone system sales. Partially offsetting these increases was a $0.3 million reduction in customer recurring revenue due to a 2.4% loss in access lines coupled with the migration of customers to flat rate unlimited long distance calling plans. The decrease in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.
ILEC operating expense for the three months ended September 30, 2005 increased 6.3%, or $1.1 million, to $18.2 million compared to the three months ended September 30, 2004. The increase in operating expense was attributable to a $0.6 million increase in depreciation expense, a $0.4 million increase in corporate expenses largely due to increased personnel expense and a $0.3 million increase in cost of sales for telephone system equipment. Offsetting these increases in operating expense was a $0.3 million reduction in access and interconnection expense. Operating margin for the three months ended September 30, 2005 increased to 27.9% compared to 26.7% for the three months ended September 30, 2004.
Capital expenditures for the three months ended September 30, 2005 were 15.5% of ILEC operating revenue compared to 18.1% of operating revenue for the three months ended September 30, 2004.
Nine months ended September 30
ILEC operating revenue for the nine months ended September 30, 2005 of $69.9 million was flat compared to the nine months ended September 30, 2004. Although revenue remained constant there were significant fluctuations in the sources of revenue. USF revenue increased $1.4 million and sales of telephone systems increased $0.5 million in comparison to the same period last year. Offsetting these increases was a decrease in customer recurring revenue of $1.4 million driven by a 2.4% decrease in access lines coupled with the migration of customers to unlimited flat rate long distance calling plans and a $0.5 million decrease in access and interconnection revenue due to lower wireless interconnection rates. The decrease in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service. Wireless interconnection access revenue has declined due to the establishment of direct billing relationships with wireless carriers for termination of wireless traffic on the network. These direct billing relationships are subject to negotiated interconnection rates that are lower than rates previously realized for termination of this traffic. However, this rate decline has been somewhat offset by increases in the wireless traffic terminated on the Company’s network.
During the nine months ended September 30, 2005, ILEC long distance lines in service were held constant while access lines decreased 2.4%. At September 30, 2005, 76.3% of ILEC access lines subscribed to the Company’s long distance service, up from 74.5% at September 30, 2004. The stability in long distance lines was driven by the increase in customer acceptance of the Company’s bundled product offerings, which include flat rate unlimited long distance calling plans. Despite the stability in long distance lines in service, long distance revenue declined. The decline in long distance revenue was primarily due to lower revenue per minute from the Company’s flat rate calling plans in conjunction with lower rates for contract renewals for its larger customers. Although long distance revenue on a per minute basis has been negatively impacted by flat rate calling plans, these bundled plans are expected to reduce churn with respect to these customers.
Operating expense in the ILEC increased 8.7%, or $4.3 million, to $53.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was mainly attributable to a $2.7 million increase in corporate expenses driven by increased benefit costs and changes to certain incentive programs for stock-based compensation, a $1.1 million increase in depreciation expense and a $0.3 million increase in cost of materials sold for telephone systems. Operating margin for the nine months ended September 30, 2005 decreased to 23.7% from 29.9% during the nine months ended September 30, 2004.
Capital expenditures for the nine months ended September 30, 2005 were 17.3% of ILEC operating revenue compared to 14.0% of operating revenue for the nine months ended September 30, 2004.
Certain ILEC interstate network access revenue is based on tariffed access charge rates filed with the FCC. A portion of this revenue may be subject to refund claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that, aside from any other defense it may have to a refund claim, such claims should be rejected if such revenues were earned through the application of rates that are “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.
In October 2004, AT&T submitted a refund request to Concord Telephone for the period January 1, 2002 through September 30, 2002. Concord Telephone’s tariff for this period was briefly suspended by the FCC as a result of an AT&T petition, and AT&T contends that the Company lost the deemed lawful status of the rates under that tariff as a result. In September 2005, the Company reached a full and final settlement with AT&T. The Company does not believe that any material liability remains from this period.
The ILEC derives certain of its interstate network access revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. As of September 30, 2005, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.
Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. The Company had previously filed its own traffic sensitive rates. By joining the traffic sensitive pool, the ILEC’s interstate access revenues will be based on expenses plus a return on investment. The Company will share the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets. The NECA tariff for the one-year period beginning on July 1, 2005, was allowed to go into effect as filed, and is therefore deemed lawful.
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
CLEC (in thousands, except lines)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$4,785	$4,596	$14,641	$14,585
Total operating expense	5,113	5,123	15,356	15,253

Operating income (loss)	$(328)	$(527)	$(715)	$(668)

Depreciation	$635	$629	$1,898	$1,888
Capital expenditures	348	144	1,008	540
Total assets			13,162	14,658

Ending access lines			31,853	31,194
Ending long distance lines			24,723	22,819
Three months ended September 30
CLEC operating revenue for the three months ended September 30, 2005 increased 4.1%, or $0.2 million, to $4.8 million compared to the three months ended September 30, 2004. The $0.2 million increase was attributable to a $0.4 million increase in access and interconnection revenue driven by higher intrastate access billings and the recovery of certain prior period billing disputes, which was partially offset by a $0.2 million decline in customer recurring revenue. The decrease in customer recurring revenue was driven by lower rates for customer contract renewals.
CLEC operating expense was $5.1 million for the three months ended September 30, 2005 and 2004, respectively. Although operating expense was flat, the categories of expense fluctuated. Operating expense increases of $0.2 million for corporate related expense and $0.2 million for line related expense were offset by a $0.3 million decrease in access and interconnection expense and a $0.1 million decrease in personnel expense. The operating margin increased to (6.9)% for the three months ended September 30, 2005 compared to (11.5)% for the three months ended September 30, 2004.
Capital expenditures for the three months ended September 30, 2005 were 7.3% of CLEC operating revenue compared to 3.1% of operating revenue for the three months ended September 30, 2004.
Nine months ended September 30
CLEC operating revenue was $14.6 million for the nine months ended September 30, 2005 and 2004, respectively. Access and interconnection revenue increased $0.2 million, but was offset by a $0.2 million reduction in customer recurring revenue largely due to lower rates for customer contract renewals.
Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. On June 22, 2004, the final phase of the rate reductions was implemented, which reduced the CLEC switched access rate to the same rate charged by incumbent local exchange carriers. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s revenue during the first nine months of 2005 relative to the same period in 2004.
CLEC operating expense was $15.4 million and $15.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in operating expense was attributable to a $0.6 million increase in certain corporate related expenses and a $0.3 million increase in line related expense that were substantially offset by a $0.4 million reduction in both access and interconnection expense and personnel expense. Operating margin decreased to (4.9)% for the nine months ended September 30, 2005 compared to (4.6)% for the nine months ended September 30, 2004.
Capital expenditures for the nine months ended September 30, 2005 were 6.9% of CLEC operating revenue compared to 3.7% of operating revenue for the nine months ended September 30, 2004.
The CLEC and Greenfield businesses have historically used certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called enhanced extended links (“EELs”). As of September 30, 2005, approximately 25% of the Company’s current CLEC access lines utilize EELs, and the Company currently has approximately 4,500 UNE-P lines. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order, which was effective March 11, 2005, does not require incumbent local carriers to provide access after a transition period to entrance facilities, UNE-P, dark fiber and certain high capacity (DS1 and higher) loop and transport UNEs. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would remain available at moderately increased rates.
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
Greenfield (in thousands, except lines and signed agreements)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$2,463	$2,039	$7,181	$5,869
Total operating expense	3,075	2,951	9,052	8,775

Operating income (loss)	$(612)	$(912)	$(1,871)	$(2,906)

Depreciation	$868	$774	$2,518	$2,239
Capital expenditures	1,055	1,201	4,058	3,141
Total assets			28,658	25,619

Ending access lines			14,387	12,284
Ending long distance lines			8,080	6,328
Total signed provider agreements			112	104
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

The following chart indicates the access lines in service at September 30, 2005 and the Company’s estimate of potential lines upon completion of all projects.

Greenfield Projects	Lines in	Potential	Total
By Year Signed	Service	Lines	Projects
Previous Years	9,306	27,033	51
2002	3,763	12,694	24
2003	869	4,846	18
2004	413	3,864	12
2005	36	1,867	7

Total	14,387	50,304	112

Three months ended September 30
Greenfield operating revenue for the three months ended September 30, 2005 increased 20.8%, or $0.4 million, to $2.5 million compared to the three months ended September 30, 2004. The increase in operating revenue was largely attributable to a $0.3 million increase in customer recurring revenue driven by a 17.1% increase in access lines and a $0.1 million increase in access and interconnection revenue. The Greenfield business added one new preferred provider agreement in the third quarter of 2005, bringing the total number of signed agreements to 112. These agreements currently represent a potential of more than 50,000 access lines once these developments have been completely built-out. The expected residential/business line mix of these 112 projects is expected to be over 90% residential.
Operating expense for the three months ended September 30, 2005 increased 4.2%, or $0.1 million, to $3.1 million compared to the three months ended September 30, 2004. The increase in operating expense was driven by a $0.1 million increase in line related expense and a $0.1 million increase in depreciation expense, which were offset by a $0.1 million decrease in access and interconnection expense. Operating margin improved to (24.8)% for the three months ended September 30, 2005 compared to (44.7)% for the three months ended September 30, 2004.
Capital expenditures for the three months ended September 30, 2005 were 42.8% of operating revenue compared to 58.9% for the three months ended September 30, 2004.
Nine months ended September 30
Greenfield operating revenue for the nine months ended September 30, 2005 increased 22.4%, or $1.3 million, to $7.2 million compared to the nine months ended September 30, 2004. The increase in operating revenue was primarily attributable to a $1.1 million increase in customer recurring revenue driven by a 17.1% increase in access lines and a $0.3 million increase in access and interconnection revenue. The Greenfield business added seven preferred provider agreements in the nine months ended September 30, 2005, bringing the total number of signed agreements to 112. These agreements currently represent a potential of more than 50,000 access lines once these developments have been completely built-out. The residential/business line mix of these 112 projects is expected to be over 90% residential.
Operating expense for the nine months ended September 30, 2005 increased 3.2%, or $0.3 million, to $9.1 million compared to the nine months ended September 30, 2004. The increase in operating expense was attributable to a $0.3 million increase in depreciation expense and a $0.1 million increase in line related expense, which were offset by a $0.1 million decrease in access and interconnection expense. Operating margin improved to (26.1)% for the nine months ended September 30, 2005 compared to (49.5)% for the nine months ended September 30, 2004.
Capital expenditures for the nine months ended September 30, 2005 were 56.5% of operating revenue compared to 53.5% for the nine months ended September 30, 2004.

At September 30, 2005, 56.2% of Greenfield access lines also subscribed to the Company’s long distance service, up from 51.5% at September 30, 2004. This increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, the Company has experienced an increase in long distance penetration rates.
In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider agreements. The Company has preferred provider agreements with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. On October 29, 2004, the NCUC issued an order ruling on a variety of different matters with respect to such contracts. The ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC initially required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors. However, the NCUC issued an Order on Reconsideration on April 14, 2005 that rescinded the obligation to provide unbundled subloops in all cases, and limited such obligations to situations where the entity with the preferred provider agreements utilized weighted commission structures in the preferred provider contract. The NCUC provided three months for companies to amend preferred provider contracts in which the weighted commissions were offered to provide for subloops to competitors. On May 24, 2005, after receiving requests for reconsideration from numerous parties, the NCUC sought further comment and delayed indefinitely the implementation of the three-month amendment period. On August 3, 2005, the NCUC issued a Further Order on Reconsideration alleviating the obligation of carriers to obtain amendments of each preferred provider agreement, but still requiring that subloops be made available when weighted commissions are used as a marketing tool. As a result of the Further Order, additional proposed rules were recently developed and industry comments are being solicited. The Company does not anticipate a material impact from these rules at this time.
The Greenfield segment is also subject to the switched access rate reductions affecting the Company’s CLEC. The impact on Greenfield is expected to be minimal and should be partially offset by increased levels of traffic as the Company continues to build out its projects.
Wireless (in thousands, except subscribers)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$9,521	$8,222	$26,976	$23,591
Total operating expense	8,391	7,006	24,632	20,812

Operating income	$1,130	$1,216	$2,344	$2,779

Depreciation	$601	$488	$1,681	$1,436
Capital expenditures	225	1,286	1,692	1,904
Total assets			34,032	33,294

Ending subscribers			45,285	41,229
Three months ended September 30
Wireless operating revenue for the three months ended September 30, 2005 increased 15.8%, or $1.3 million, to $9.5 million compared to the three months ended September 30, 2004. The increase in wireless revenue was attributable to a $1.1 million increase in roaming and settlement revenue and a $0.2 million increase in customer recurring revenue. The increase in roaming and settlement revenue was driven by a 44% increase in minutes of use on Wireless’s network.
Operating expense for the three months ended September 30, 2005 increased 19.8%, or $1.4 million, to $8.4 million compared to the three months ended September 30, 2004. The increase in operating expense was largely attributable to an increase in network expenses driven by customer growth and higher network usage. Roaming expense increased $0.4 million, switching expense increased $0.3 million and settlement expense increased $0.1 million compared to the same period last year. Long distance and feature related expenses increased $0.2 million, while cost of sales for handset and accessories increased $0.3 million. Operating margin decreased to 11.9% for the three months ended September 30, 2005 compared to 14.8% for the three months ended September 30, 2004.
In February 2005, Cingular Wireless, LLC (“Cingular”) implemented home-on-home roaming with another carrier in several North Carolina market areas. Home-on-home roaming has negatively impacted Wireless’s roaming costs and settlement revenue, shifting higher than expected customer traffic to the other carrier’s network. During the third quarter of 2005, Cingular discontinued home-on-home roaming within Wireless’s market area.
Capital expenditures for the three months ended September 30, 2005 were 2.4% of operating revenue compared to 15.6% for the three months ended September 30, 2004.
Nine months ended September 30
Wireless operating revenue for the nine months ended September 30, 2005 increased 14.3%, or $3.4 million, to $27.0 million compared to the nine months ended September 30, 2004. The increase in operating revenue was driven by a $2.1 million increase in roaming and settlement revenue related to increased minutes of use on the Company’s wireless network and a $1.1 million increase in customer recurring revenue attributable to a 9.8% increase in wireless customers.
Operating expense for the nine months ended September 30, 2005 increased 18.4%, or $3.8 million, to $24.6 million compared to the nine months ended September 30, 2004. The increase in operating expense was largely attributable to an increase in network expenses driven by customer growth and higher network usage. Switching expense increased $1.0 million, roaming expense increased $0.9 million and settlement expense increased $0.2 million compared to the same period last year. Long distance and feature related expenses increased $0.7 million, while cost of sales for handset and accessories increased $0.5 million. Operating margin decreased to 8.7% for the nine months ended September 30, 2005 compared to 11.8% for the nine months ended September 30, 2004.
In February 2005, Cingular implemented home-on-home roaming with another carrier in several North Carolina market areas. Home-on-home roaming has negatively impacted Wireless’s roaming costs and settlement revenue, shifting higher than expected customer traffic to the other carrier’s network. During the third quarter of 2005, Cingular discontinued home-on-home roaming within Wireless’s market area.
Capital expenditures for the nine months ended September 30, 2005 were 6.3% of operating revenue compared to 8.1% for the nine months ended September 30, 2004.
Internet and Data Services (“IDS”) (in thousands, except lines and accounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating revenue	$2,937	$2,641	$8,663	$8,161
Total operating expense	2,492	3,463	7,606	8,780

Operating income (loss)	$445	$(822)	$1,057	$(619)

Depreciation	$431	$1,538	$1,365	$2,337
Capital expenditures	352	408	950	1,084
Total assets			13,729	14,150

Ending DSL lines			17,921	12,477
Ending dial-up accounts			7,197	9,686
Ending high-speed accounts			649	561

Three months ended September 30
IDS operating revenue for the three months ended September 30, 2005 increased 11.2%, or $0.3 million, to $2.9 million compared to the three months ended September 30, 2004. DSL revenue increased $0.5 million or 33.0% while DSL customers increased 43.6% from the same period last year. DSL customer growth exceeded revenue growth due to initial promotional discounts offered to new DSL customers. Partially offsetting the DSL revenue growth was a $0.2 million decrease in customer revenue attributable to the continued churn of dial-up customers and a decline in high-speed services revenue due to price competition in data solutions for business customers.
IDS operating expense for the three months ended September 30, 2005 decreased 28.0%, or $1.0 million, to $2.5 million compared to the three months ended September 30, 2004. The decrease in operating expense was due to a $1.1 million decrease in depreciation expense, but was partially offset by an increase in network expense of $0.2 million. During the third quarter of 2004, the Company performed an assessment of the useful lives of its fixed assets. Due to the assessment, the Company shortened the useful lives of certain assets in the Internet business, which resulted in the acceleration of depreciation expense for these assets. Operating margin improved to 15.2% for the three months ended September 30, 2005 compared to (31.1)% for the three months ended September 30, 2004.
Capital expenditures for the three months ended September 30, 2005 were 12.0% of operating revenue compared to 15.4% for the three months ended September 30, 2004.
Nine months ended September 30
IDS operating revenue for the nine months ended September 30, 2005 increased 6.2%, or $0.5 million, to $8.7 million compared to the nine months ended September 30, 2004. DSL revenue increased $1.4 million or 33.8% while DSL customers increased 43.6% from the same period last year. DSL customer growth exceeded revenue growth due to initial promotional discounts offered to new DSL customers. Partially offsetting the DSL revenue growth was a $0.4 million decrease in dial-up revenue due to the continued churn of dial-up customers, a $0.3 million reduction in special services revenue and a $0.2 million decline in high-speed revenue attributable to price competition in data solutions for business customers.
IDS operating expense for the nine months ended September 30, 2005 decreased 13.4%, or $1.2 million, to $7.6 million compared to the nine months ended September 30, 2004. The decrease in operating expense was attributable to a $1.0 million decrease in depreciation expense and a $0.3 million decrease in corporate related expenses, but was partially offset by an increase in network expense of $0.2 million. As a result, operating margins improved to 12.2% for the nine months ended September 30, 2005 compared to (7.6)% for the nine months ended September 30, 2004.
Capital expenditures for the nine months ended September 30, 2005 were 11.0% of operating revenue compared to 13.3% for the nine months ended September 30, 2004.
DSL customers at September 30, 2005 increased 43.6 % to a total of 17,921, compared to 12,477 at September 30, 2004. This increase represents a penetration rate of 14.3% of combined Greenfield and ILEC access lines compared to 9.9% penetration at September 30, 2004.
Other (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating expense	$600	$657	$1,652	$1,828

Operating income (loss)	$(600)	$(657)	$(1652)	$(1,828)

Depreciation	$334	$334	$1,008	$1,039
Capital expenditures	326	270	739	852
Total assets			64,860	66,362

Three months ended September 30
Operating expense for the Company’s Other business segment decreased slightly to $0.6 million for the three months ended September 30, 2005. This decline was primarily related to lower costs to maintain certain spectrum assets and depreciation expense.
Nine months ended September 30
Operating expense for the Company’s Other business segment decreased $0.2 million to $1.7 million for the nine months ended September 30, 2005. This decline was primarily related to lower costs to maintain certain spectrum assets and depreciation expense.
Other Income
Three months ended September 30
Other income for the three months ended September 30, 2005 was $0.7 million compared to other expense of $0.7 million for the three months ended September 30, 2004. This increase related primarily to impairment charges of $1.5 million recognized during the three months ended September 30, 2004. The Company did not recognize any impairment charges during the three months ended September 30, 2005.
Nine months ended September 30
Other income for the nine months ended September 30, 2005 increased $1.5 million to $1.8 million compared to the nine months ended September 30, 2004. This increase related primarily to a $1.2 million gain on the sale of an investment and a $1.0 million decrease in impairment charges on investments. These increases were partially offset by a $0.2 million loss on the retirement of equipment and a $0.6 million decrease in equity in income of unconsolidated companies related to the Company’s investment in Palmetto MobileNet, L.P.
Liquidity and Capital Resources
Cash provided by operating activities decreased $12.2 million to $25.2 million for the nine months ended September 30, 2005. The decrease was primarily due to an increase in net operating assets and lower operating income.
Cash used in investing activities was $14.6 million during the nine months ended September 30, 2005 compared with $15.7 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company received $2.0 million and $1.2 million from the sale of property and from the distribution of escrow funds related to the Company’s prior equity interest in ITC Holding Company as described above, respectively. Capital expenditures increased $3.3 million during the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.
Net cash used in financing activities was $15.6 million during the nine months ended September 30, 2005 compared with $13.5 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company repaid $8.8 million in long-term debt, paid dividends of $5.1 million and repurchased $1.9 million and $0.3 million of its common stock and preferred stock, respectively.
At September 30, 2005, the fair market value of the Company’s investment securities was $5.0 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. In October of 2005, the Company sold approximately $2.4 million of investment securities at a gain of approximately $0.4 million. The Company has a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on September 30, 2005 was 5.0%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company has classified the $15.0 million outstanding as current due to its maturity on March 31, 2006; however, the Company intends to refinance its revolving line of credit prior to the maturity of the current facility.

The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At September 30, 2005, $46.3 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal were due beginning on March 31, 2005 and quarterly thereafter through December 31, 2014, in equal amounts of $1.25 million.
The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

		Payments due by year
		Less than			After 5
	Total	one year	1-3 years	4 -5 years	years
Contractual obligations:
Revolving credit facility	$15,000	$15,000	$—	$—	$—
Term loan	46,250	5,000	15,000	10,000	16,250
Variable interest payments	375	375	—	—	—
Fixed interest payments	16,081	3,248	7,549	3,202	2,082
Operating leases	16,519	2,576	7,898	4,108	1,937
Capital leases	576	467	109	—	—

	$94,801	$26,666	$30,556	$17,310	$20,269

The Company anticipates that it has adequate resources to meet its currently foreseeable obligations and capital requirements associated with its broadband initiatives and continued growth in its business units, as well as its operations, payments associated with debt and other commitments as summarized above.
Cautionary Note Regarding Forward-Looking Statements
The Report, including the foregoing discussion, contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operations of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about the Company that could cause actual results to differ materially from those reflected in the forward-looking statements.
Factors that may cause actual results to differ materially from these forward-looking statements include:
•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to recover the substantial costs incurred over the past few years in connection with the Company’s expansion into new businesses,

•	the Company’s ability to attract and retain key personnel,

•	the Company’s ability to retain its existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and internet and data services,

•	the Company’s ability to control pricing and product offerings in a highly competitive industry,

•	the performance of the Company’s investments,

•	the Company’s ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company has a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on September 30, 2005 was 5.0%. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of September 30, 2005, $15.0 million was outstanding under the revolving credit facility. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At September 30, 2005, $46.3 million was outstanding.
The Company has one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. The fair value of the swap as of September 30, 2005 was $(13,000). The interest rate swap is intended to protect the Company against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The swap matures on November 3, 2006.
Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.
Item 4. Controls and Procedures.
(a)   Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information required to be included in the Company’s Exchange Act reports.
(b)   Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchase of common stock:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
Three Months	Total Number		as Part of	that May Yet Be
Ended	of		Publicly	Purchased Under
September 30,	Shares	Average Price	Announced Plans	the Plans or
2005	Purchased	Paid per Share	or Programs	Programs
July 1 – July 31, 2005	—	—	—	—
Aug 1 – Aug 31, 2005	27,600	$11.11	27,600	972,400
Sept 1 – Sept 30, 2005	—	—	—	—

Total	27,600	$11.11	27,600	972,400

On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding common stock during the twelve-month period from April 28, 2005 to April 28, 2006. Pursuant to this authorization, the Company repurchased 27,600 shares of common stock during the three months ended September 30, 2005.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Amendment to Change in Control Agreement, dated as of August 16, 2005, between CT Communications and David H. Armistead.

10.2	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Coltrane.

10.3	Amendment to Change in Control Agreement, dated as of August 19, 2005, between CT Communications and Matthew J. Dowd.

10.4	Amendment to Change in Control Agreement, dated as of September 8, 2005, between CT Communications and James E. Hausman.

10.5	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Ronald A. Marino.

10.6	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Nash.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A.Marino Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

November 3, 2005 Date
(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Amendment to Change in Control Agreement, dated as of August 16, 2005, between CT Communications and David H. Armistead.

10.2	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Coltrane.

10.3	Amendment to Change in Control Agreement, dated as of August 19, 2005, between CT Communications and Matthew J. Dowd.

10.4	Amendment to Change in Control Agreement, dated as of September 8, 2005, between CT Communications and James E. Hausman.

10.5	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Ronald A. Marino.

10.6	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Nash.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.