Form 10-K
period 2005-12-31
CT COMMUNICATIONS INC /NC
filed 2006-03-31
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Common Stock
Rights to Purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price of $13.05 per share as quoted on The Nasdaq Stock Market as of such date) was approximately $240,780,783. As of February 28, 2006, there were 19,056,205 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Document of the Company	Form 10-K Reference Location

2006 Annual Meeting Proxy Statement	Part III

CT COMMUNICATIONS, INC.
AND CONSOLIDATED SUBSIDIARIES

Form 10-K for the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business

Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These “forward-looking statements” are subject to certain risks, uncertainties and assumptions that could cause the actual results to differ materially from those reflected in the forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. Those statements however only reflect the Company’s predictions. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Risk Factors” and throughout this Form 10-K.

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

CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. The Company’s principal executive offices are located at 1000 Progress Place, Northeast, Concord, North Carolina 28025 (telephone number: (704) 722-2500). The Company offers a comprehensive package of telecommunications and related services to residential and business customers located primarily in North Carolina, including local and long distance telephone, Internet and data services and wireless products and services. These services can be subscribed to individually or in a more attractively priced product bundle. The Company has invested heavily in its wireline and wireless voice and data networks to deliver these quality services at competitive prices.

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

Since 1999, the Company has pursued its Greenfield operations in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. The Company is working with developers and builders to become the preferred telecommunications provider for their developments. Under agreements with these developers, the Company provides telecommunications infrastructure within these developments and agrees to certain marketing arrangements with the developer. The Company targets new developments based on specific financial goals and geographic proximity to existing Greenfield developments. By clustering projects, the Company is able to gain capital efficiencies and more rapidly reduce its reliance on third party network components.

The Company provides long distance telephone service in the areas served by its ILEC, CLEC and Greenfield business units. The Company utilizes its own switching platform to route long distance traffic to certain interexchange carriers that the Company has contracted with to terminate traffic that originates on its network.

The Company offers Internet and data services to ILEC, CLEC and Greenfield business and residential customers. These services include dial-up and high speed dedicated Internet access and digital subscriber line (“DSL”) services with broadband service speeds up to 10 megabits per second (“Mbps”).

In June 2001, the Company completed an agreement with Cingular Wireless (“Cingular”) that resulted in the Company acquiring ownership of Cingular’s wireless spectrum that covers most of the ILEC territory and some limited adjacent territory. In addition, the Company acquired Cingular cell sites and subscribers located in the partitioned service area. Through the Cingular agreement, the Company is provided the right to market services utilizing the Cingular brand and the Company’s wireless customers are able to access the Cingular national and international network.

Additional business, financial and competitive information about the Company’s operations is discussed below. For other information regarding business segments, see the Note entitled “Segment Information” in the notes to consolidated financial statements included elsewhere in this report.

Operations

ILEC Services

Concord Telephone offers integrated telecommunications services as an ILEC to customers served by approximately 110,000 access lines in Cabarrus, Stanly and Rowan counties in North Carolina. The Company’s ILEC network facilities include nearly 18,500 fiber optic conductor miles, serving nine exchanges in a host-remote switch architecture.

The operations of Concord Telephone are the Company’s primary business segment. Concord Telephone accounted for approximately 55%, 57% and 60% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively. This percentage has decreased over the past three years as the Company’s non-ILEC businesses have grown and competition in its ILEC territory has increased. Nevertheless, the Company continues to expect Concord Telephone to account for a significant portion of its revenue and earnings in 2006.

Concord Telephone ended 2005 with 110,117 access lines in service, a 2.5% decrease from year-end 2004. Of those lines, 84,933 selected Concord Telephone as their long distance provider, compared with 84,773 lines at year-end 2004. The Company believes the decline in the number of access lines is due primarily to increased competition from wireless and other competitive providers and in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

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

Network access revenue primarily relates to services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company’s facilities to originate and terminate interstate, intrastate and local telephone calls. Certain of the Company’s interstate network access revenue is based on tariffed access and end-user charges approved by the Federal Communications Commission (“FCC”). The remainder of such interstate revenue is derived from revenue pooling arrangements with other local exchange carriers (“LECs”) that are administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line and Traffic Sensitive pools and received long-term support through the second quarter of 2004. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was established in July 2002 and long term support was incorporated into ICLS in July 2004. These support mechanisms are increasingly at risk, yet the Company’s mandatory service obligations remain unchanged.

Other revenue includes revenue related to leasing, selling, installing and maintaining customer premises telecommunications equipment and wiring, and the publication of local directories.

On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative has enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers.

The Company completed its plan in 2005 and can now offer broadband speeds of up to 10 Mbps throughout much of its ILEC service area. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy. The Company has been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan during 2006 to build upon the network enhancements completed in 2005. The 2006 consolidated capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

In addition, the Company is developing plans to transition from a circuit switched network technology to an Internet Protocol (“IP”) technology capable of delivering these products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.

Continued high customer satisfaction remains a top priority, and the Company’s efforts are directed accordingly. The Company has implemented performance and satisfaction measures in its operations and continues to survey customers to gauge loyalty and satisfaction.

The Company’s sales efforts in 2006 will focus on increasing revenue per customer through continued development of bundled service offerings and an emphasis on incremental calling features. Eligible access lines with at least one calling feature increased from 49.4% in 2004 to 52.4% in 2005. The average number of calling features per line increased from 5.5 in 2004 to 7.6 in 2005.

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

The Company’s core ILEC network is comprised of modern digital switching equipment and fiber optic cable with self-healing SONET ring topology. The Company continues to upgrade its distribution network by moving fiber and electronics closer to the customer through the use of remote switching units. The customer care service center operations are supported by an AS400-based service order, trouble-ticketing, billing and collection system and a Mitel private branch exchange with automated call distribution capabilities. The Company also has a network operations center designed to identify problems as they occur and diagnose potential network problems before customers are impacted.

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

The Company’s ILEC derives its interstate access revenue through tariffed access charges and from the federal universal service programs administered by NECA. The FCC governs the ILEC’s rates for interstate access services under a rate-of-return form of regulation, and those rates are set forth in tariffs filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that, aside from any other defense it may have to a refund claim, such claims should be rejected if such revenues were earned through the application of rates that were “deemed lawful” because they were in accordance with FCC-approved tariffs. The Company maintains a reserve related to over-earnings based on management’s estimate of potential liability for the Company. Management periodically assesses the ILEC’s potential liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in projected over-earnings, current and future legislation, regulatory filings or FCC rulings, as well as any other factors that may impact management’s estimate.

Concord Telephone also receives intrastate “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.

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

Concord Telephone derives certain of its interstate network access revenue from universal service funding (“USF”) mechanisms administered by NECA. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of December 31, 2005, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.

Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. The Company had previously filed its own traffic sensitive rates. By joining the traffic sensitive pool, the ILEC’s interstate access revenues will be based on expenses plus a return on investment. The Company will share the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets. The NECA tariff for the one-year period beginning on July 1, 2005, went into effect as filed, and is therefore deemed lawful.

NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. Management periodically reviews these estimates and makes adjustments as applicable. The Company received approximately $1 million in net USF revenue per quarter in 2005.

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

Effective October 1, 2004, the FCC mandated that the Universal Services Administrative Company (“USAC”), the entity responsible for managing the contributions and accounting for the universal service program, must employ generally accepted accounting principles in accounting for the universal service program. This change subjected USAC to the Anti-Deficiency Act (the “ADA”), which could have resulted in significant increases to the amount of USF fees charged to end user customers and delays in payments to program recipients. A significant increase in mandated contributions to the universal service program would have a negative impact on the ILEC because the ILEC competes with providers, such as VoIP providers, that do not contribute to the program. In December 2004, Congress exempted USAC from the ADA for one year to permit a more thorough examination of these issues and Congress recently extended that exemption until December 31, 2006.

On August 5, 2005, the FCC adopted new rules that classify wireline broadband service (essentially DSL service) as an information service. The FCC established a 270-day transition period during which it will more fully define the USF funding obligations related to such information services. Although the FCC’s final regulatory approach to such services is not yet known, the FCC’s recent order will allow incumbent local exchange carriers to permissively detariff DSL services provided to Internet Service Providers. In doing so, such carriers will no longer be required to offer its DSL services on a wholesale basis to its competitors, and will no longer be obligated to contribute a percentage of its DSL revenues to the USF unless its information service competitors, such as cable companies offering cable modem services, are also required to make such contributions. The Company is currently evaluating its options under the new rates, but does not expect at this time that any election will have a material impact on the Company’s financial statements.

In August 2003, the FCC released its Triennial Review Order addressing unbundled network elements (“UNEs”). Numerous lawsuits and petitions contesting various aspects of the Triennial Review Order were filed in various forums, including the FCC. In March 2004, the U.S. Court of Appeals for the District of Columbia issued a decision, effective June 15, 2004, that upheld the FCC’s elimination of unbundling requirements for broadband loops and phase-out of unbundling requirements for the high frequency portion of the loop (“D.C. Circuit opinion”). However, the court vacated and remanded a number of the FCC’s determinations, including the FCC’s finding that competitive local exchange carriers were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s delegation to the state commissions’ determinations related to mass-market switching and dedicated transport elements.

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

In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing customers with a larger local calling scope. The NCUC conducted hearings on the Company’s request on August 4, 2005. On September 9, 2005, the NCUC released an order approving many of the modifications requested by the Company. The approved modifications eliminate the 2% productivity offset, allow the Company to increase rates annually for basic local exchange services up to 12% and allow the Company to increase rates for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the Commission.

As its first step under this new plan, on September 14, 2005 the Company submitted an annual filing seeking approval for, among other things, local service rate increases in exchange for providing ILEC customers with a larger local calling scope that does not require the payment of usage charges. Such rate changes were effective beginning in late October 2005, and will result in simpler calling plans and billing. The Company believes the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate the changes will have a material impact on its financial results.

The FCC required wireline companies in the top 100 metropolitan statistical areas (“MSAs”) to begin intermodal porting (from wireline to wireless) on November 24, 2003. In areas of the country below the top 100 MSAs, wireline to wireless porting began May 24, 2004. Local number portability (“LNP”) could result in increased customer churn over time, but had no material impact on the Company’s business.

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

Cable operators are also entering the local exchange and high speed Internet markets in the Company’s ILEC territory. Concord Telephone has executed an interconnection agreement with MCI Metro (“MCIm”), which notified the Company that it intends to send and receive voice traffic for Time Warner Cable. Concord Telephone has also signed an agreement with Time Warner Cable. Time Warner plans to offer cable telephony in the Company’s core service area in conjunction with the cable video and high speed Internet services it already offers. Another major source of competition is wireless service providers serving the Company’s traditional service area.

CLEC Services

The Company’s CLEC business was certified by the NCUC in 1997, the South Carolina Public Service Commission in 2000 and the Georgia Public Service Commission (“GPSC”) in 2001. The CLEC entered an interconnection agreement with BellSouth in 1997 and initiated operations during late 1997 northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C. In addition, the CLEC has interconnection agreements with incumbent telephone companies, including Verizon Communications, Inc. (“Verizon”), Sprint Corporation (“Sprint”), Alltel Corporation (“Alltel”) and The Concord Telephone Company, its ILEC affiliate.

At December 31, 2005, the CLEC business unit was providing competitive local access to customers served by more than 32,000 access lines in select markets in North Carolina. The Company will maintain its focus in 2006 on achieving increased market penetration and higher service margins for the CLEC in the markets where the Company currently provides service. The CLEC accounted for 11%, 12% and 12% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively.

The Company’s CLEC business employs the same commercial sales strategy as its ILEC business, using locally based account executives that meet face-to-face with business customers. The efforts are supported with ongoing contact and retention efforts by the Company’s business customer service and support group within its call center operations. The CLEC offers an integrated combination of communications services, including local service, long distance service and enhanced voice services, and Internet and data services. The CLEC uses the same billing platform as the ILEC.

The Company’s CLEC manages its own network elements and elements leased from the incumbent local carrier utilizing the MetaSolv ordering and provisioning system. For leased elements, the Company is dependent upon the applicable incumbent local carrier for the reliability of such elements. The CLEC’s customer care group has received specialized training specific to interconnection ordering and provisioning processes. These employees are held to the same high standards for service quality as the ILEC customer care group.

The Company primarily deploys a facilities-based network in its expansion markets, collocating in certain cases its own remote switching equipment with the incumbent telephone company in key geographic areas and relying on network elements of third party providers to satisfy a significant portion of its remaining network requirements. The local remote switches in each of the Company’s expansion markets are connected using a variety of fiber optic links. The Company typically leases required network and transport elements from the incumbent or alternate carriers to serve customers and to provide a platform for future expansion. The Company continues to evaluate the economics of building its own outside plant network in locations where there exists a significant concentration of customers that are not currently on its network. During 2005, several of these facility builds were completed.

Regulatory decisions by the FCC that reduced the switched access rates charged to interexchange carriers by the CLEC and Greenfield businesses, and increased rates for unbundled network elements purchased by those businesses from incumbent local exchange carriers, have placed a higher degree of uncertainty and margin pressure on the CLEC and Greenfield businesses. Due in part to these changes, the Company continues to place greater emphasis on projects that can be served by leveraging its own network infrastructure.

Regulation.  In general, the CLEC establishes its own rates and charges for local services and is subject to less regulation than the ILEC. However, like the ILEC, the CLEC must comply with various state commission rules governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over CLEC interstate services, such as access service. In 2001, the FCC adopted rules that mandated declines in interstate switched access rates over a three-year period. Pursuant to these FCC rules, in June 2004, the Company implemented the last of these mandated reductions by reducing its CLEC interstate access rate from $0.012 to the prevailing ILEC rate. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s revenues during the second half of 2004 and throughout 2005.

Like the ILEC, the Company’s CLEC receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open Notice of Proposed Rule Making (“NPRM”) docket on intercarrier compensation since 2001, and announced in February 2005, the adoption of a Further Notice of Proposed Rulemaking on intercarrier compensation. The CLEC could be impacted by the FCC’s final decisions on intercarrier compensation, but any impact will be significantly less than the potential impact on the Company’s ILEC.

The CLEC and Greenfield businesses have historically used certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called enhanced extended links (“EELs”). As of December 31, 2005, approximately 25% of the Company’s CLEC access lines utilized EELs, and the Company currently has approximately 4,500 UNE-P lines. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order, which was effective March 11, 2005, does not require incumbent local carriers to provide access after a transition period to entrance facilities, UNE-P, dark fiber and certain high capacity (DS1 and higher) loop and transport UNEs. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would remain available at moderately increased rates.

As a result of the FCC’s order, the Company will experience cost increases in high capacity transport elements and UNE-P lines currently leased by the Company from incumbent local exchange carriers. Although these increases did not have a material impact on 2005, the Company believes the expenses associated with such elements will continue to increase. The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize current and future cost increases relating to the Company’s use of high capacity transport elements. The Company also has executed commercial agreements that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbents at higher rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities. The NCUC is also conducting a proceeding relating to the FCC’s changes that will address several issues of contention between ILECs and CLECs within North Carolina, and the result of that proceeding could impact the extent to which the Company is impacted by the FCC’s modifications.

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

Competition.  The Company’s CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Competition for small to medium sized businesses is intense with knowledgeable customers that demand low cost, highly dependable service. In addition, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephony service in many of the Company’s Greenfield and CLEC areas. The Company will continue to face competition from potential future market entrants, including other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers, long distance providers, and private networks built by large end-users.

Greenfield Services

The Company’s Greenfield business provides comprehensive wireline telecommunications services to commercial and residential developments outside of the ILEC serving area. While most of these developments are located in North Carolina, the Company also provides competitive local access in Georgia. At December 31, 2005, the Company had more than 14,000 access lines in select markets in North Carolina and Georgia. Greenfield accounted for 6%, 5% and 4% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively.

The Greenfield business develops relationships with builders and developers to provide integrated telecommunications service in their new developments. The Company enters into telecommunications provider agreements with those developers and builders prior to construction to offer local service, long distance, enhanced voice services, and Internet and data services to businesses and residents in each development. As of December 31, 2005, the Company had 118 projects, which in total represent approximately 53,000 potential marketable access lines available upon completion. The Greenfield business uses the same billing platform as the ILEC.

In the Charlotte and Raleigh, North Carolina, and northern Georgia Greenfield markets, the Company built a distribution system that interconnects to its remote switching equipment in order to become the telecommunications provider for each new development. The Company will continue to focus on fast growing areas in the Charlotte and Raleigh markets. By clustering projects, the Company expects to gain capital and operating efficiencies that should contribute to increased profitability.

During 2005 the Company began installation of a softswitch that can support advanced data products and enhanced features such as integrated messaging. The Company recently began transitioning customers in certain Raleigh Greenfield projects onto the softswitch and is developing plans to expand deployment of this technology.

Regulation.  The Greenfield business is generally regulated in the same manner as the CLEC business. The Greenfield business establishes its own rates and charges for local services and is subject to less extensive regulation than the ILEC. Like the CLEC, the Greenfield business must comply with various state commission rules governing quality of service, consumer protection and similar matters. In addition, the FCC has jurisdiction over the Greenfield’s interstate services, such as access service. In 2001, the FCC adopted rules that mandated declines in interstate switched access rates over a three-year period. Pursuant to these FCC rules, in June 2004, the Company implemented the last of these mandated reductions by reducing its CLEC and Greenfield interstate access rate from $0.012 to the prevailing ILEC rate. Although the change resulted in a significant reduction in the Company’s Greenfield interstate access rate, the impact on Greenfield has not been as significant as the impact on the Company’s CLEC and has been largely offset by increased levels of traffic as the Company continues to build out its Greenfield projects.

Like the ILEC, the Company’s Greenfield business receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open NPRM docket on intercarrier compensation since 2001, and announced in February 2005, the adoption of a Further Notice of Proposed Rulemaking on intercarrier compensation. The Greenfield business could be impacted by the FCC’s final decisions on intercarrier compensation, but any impact will be significantly less than the impact on the Company’s ILEC.

The CLEC and Greenfield businesses have historically used certain UNEs leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called EELs. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order, which was effective March 11, 2005, does not require incumbent local carriers to provide access after a transition period to entrance facilities, UNE-P, dark fiber and certain high capacity (DS1 and higher) loop and transport UNEs. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which those UNEs would remain available at moderately increased rates.

As a result of the FCC’s order, the Company will experience cost increases in high capacity transport elements and UNE-P lines currently leased by the Company from incumbent local exchange carriers. These cost increases were not material in 2005, and the Company does not expect these increases will be material in 2006. The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize current and future cost increases relating to the Company’s use of high capacity transport elements. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The NCUC is also conducting a proceeding relating to the FCC’s changes that will address several issues of contention between ILECs and CLECs within North Carolina, and the result of that proceeding could impact the extent to which the Company is impacted by the FCC’s modifications.

In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider agreements. The Company has preferred provider agreements with developers through its Greenfield operations. After several interim rulings, the NCUC issued a final decision on the matter in August 2005, and adopted additional implementation rules in late 2005. The NCUC’s ruling confirmed the invalidity of exclusive access provisions, which the Company does not impose in its contracts, but upheld exclusive marketing arrangements. The NCUC required providers in preferred provider relationships to provide unbundled subloops to competitors seeking access to customers, and to offer its services on a resale basis to such competitors, in situations where the entity with the preferred provider agreements utilized weighted commission structures in the preferred provider contract.

Competition.  The Greenfield business competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may compete in Greenfield areas by overbuilding the Company’s network with their own facilities. Cable telephony is a direct competitor in most developments where the Company provides service since cable companies have a network within those developments. Time Warner Cable currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephony service in many of the Company’s Greenfield areas. Wireless and Internet providers also compete for the Company’s wireline customers. This increasing competition has resulted in increased customer churn rates from historical levels.

Wireless Services

The Company offers wireless services in Cabarrus, Stanly, Rowan and Iredell counties in North Carolina. The Company sells wireless services and products, including service packages, long distance, features, handsets, prepaid plans, and accessories, through six company owned retail outlets and over 15 indirect retail outlets in North Carolina. The Company currently has company owned retail stores in Concord, Kannapolis, Statesville, Mooresville, Salisbury and Albemarle. Wireless products and services are also sold through the Company’s ILEC business offices and a direct sales force. At December 31, 2005, the Company served over 46,000 wireless customers. The wireless business accounted for 21%, 20% and 18% of the Company’s operating revenue in the years 2005, 2004 and 2003, respectively.

In June 2001, the Company entered into a Joint Operating Agreement (“JOA”) with Cingular and paid approximately $23 million to Cingular to partition its area of the Cingular digital network. As a result of the partitioning, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly counties and the southern portion of Iredell county. While the Company generally has ownership of the assets and customers within the partitioned area, the Company purchases pre-defined services from Cingular under the JOA, such as switching, and remains subject to certain conditions including technology, branding and service offering requirements. Products and services are co-branded with

Cingular. Under the agreement, the Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the agreement with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable manufacturing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising.

At December 31, 2005, the Company had 85 sites in service and expects to add an additional 8 to 10 locations in 2006.

During 2004 the Company made significant investments to upgrade the data capabilities and service speeds on its wireless network as required by the JOA to comply with Cingular’s data technology strategy. The next generation wireless data technology, Universal Mobile Telecommunications System (“UMTS”), a technology that may ultimately support data transfer speeds as high as 14.4 Mbps, is under development and may be deployed beginning in 2007. The Company will be required under the JOA to deploy this data technology in accordance with Cingular’s national roll-out plan. It is not possible to currently project the cost to deploy this technology or the incremental revenues associated with this service

The Company will likely incur capital expenditures during 2006 related to the swap out of certain cell site equipment to comply with Cingular’s decision to migrate its North Carolina cell site equipment to another vendor. Although the timing and financial impact to the Company have not been finalized, approximately $5.0 million has been reserved in the 2006 capital budget to fund this upgrade.

Regulation.  The construction, operation, management and transfer of wireless systems in the United States is regulated by the FCC. Wireless carriers are exempt from regulation by the NCUC. Under the Company’s JOA with Cingular, the responsibility for many of the regulatory issues is assumed by Cingular. The regulation of wireless services is discussed in more detail under “Legislative and Regulatory Developments” in Item 1 of this Annual Report on Form 10-K. The FCC required wireless carriers in the top 100 MSAs to implement LNP beginning in November 2003. A portion of the Company’s service area is within the designated top 100 MSAs. In addition, the FCC also required wireline companies to begin intermodal porting (from wireline to wireless) on the same date. In areas of the country below the top 100 MSAs, wireless to wireless and wireline to wireless porting began on May 24, 2004. LNP has not had any significant impact on the Company’s business.

The Company has fully complied with enhanced 911 emergency service (“E-911”) rules and regulations as required by the FCC.

Competition.  Many wireless carriers compete in the Charlotte metropolitan area, which has led to intense pressure on the pricing of wireless services. The Company has successfully competed by providing its customers with access to Cingular’s nationwide network, excellent customer care, high quality technology and service and competitive pricing.

Internet and Data Services

In 1995, the Company began providing dial-up Internet access to residential and business customers. Since late 1999, the Company has seen a shift in customers away from the dial-up access service and into the higher revenue DSL access service. At December 31, 2005, the Company had over 26,000 Internet customers. In the fourth quarter of 2004, the Company sold the assets related to its web design, hosting and programming service provider and no longer offers such services.

On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involved a $9.0 million capital investment that enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers.

The Company completed its plan in 2005 and broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy. The Company has been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan during 2006 to build upon the network enhancements completed in 2005. The 2006 consolidated capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

Internet Access Service.  The Company offers a variety of dial-up and dedicated solutions that provide access to the Internet. The Company also offers a full range of customer premise equipment required to connect to the Internet. The Company’s access services include:

•	Dedicated Access. The Company offers a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a range of Internet applications. The Company is also developing product sets such as Metro Ethernet to take advantage of its 10 Gbps Ethernet core network.

•	DSL Access. In late 1999, the Company began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Broadband services utilizing DSL are available at download speeds from 256 Kbps up to 10 Mbps. DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network (“ISDN”) and at flat-rate prices that are lower than traditional dedicated access charges. The Company’s DSL lines increased from 13,887 at December 31, 2004 to 19,507 at December 31, 2005.

•	Dial-up Access. The Company’s dial-up services provide access to the Internet through ordinary telephone lines at speeds up to 56 Kbps and through digital ISDN lines at download speeds up to 64 Kbps. Dial-up customers declined from 9,041 at December 31, 2004 to 6,522 at December 31, 2005, as customers continue to demand higher speed broadband products.

Account executives sell Internet and data services directly to business customers in the ILEC area as well as in Charlotte, Greensboro, North Carolina and other CLEC market areas. A technical support staff is available on call 24 hours a day, seven days a week. Sales engineers and technicians design, order, configure, install and maintain all of the Company’s equipment to suit the customers’ needs. The Company has a customer care group within its call center operation that is dedicated to Internet and data services customers.

The Company provides Internet and data services primarily through its own network in the ILEC territory. In other areas, the Company may use the network of the incumbent local telephone company. The Company purchases access to the Internet from national Internet backbone providers, which provide DS-3 or greater access at all major national access points.

Regulation.  Internet and data services have been determined by the FCC to be “information services” and are therefore, not subject to regulation in the same manner as telecommunications services. DSL service offered by the Company faces significant competition from cable modem service offered by cable companies. Currently, USAC bills the ILEC a USF charge on its DSL services that is not billed to cable companies for similar services. In an order effective in October 2005, the FCC established a 270 day transition period during which it will more fully define the USF funding obligations related to DSL and other information services. Although the FCC’s final regulatory approach to such services is not yet known, the FCC’s recent order will allow incumbent local exchange carriers to permissively detariff DSL services provided to Internet Service Providers. In doing so, such carriers will no longer be required to offer its DSL services on a wholesale basis to its competitors, and will no longer be obligated to contribute a percentage of its DSL revenues to the USF unless its information service competitors, such as cable companies offering cable modem services, are also required to make such contributions. The Company is currently evaluating its options under the new rates, but does not expect at this time that any election will have a material impact on the Company’s financial results.

Competition.  The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

•	access and content providers, such as AOL and Microsoft,

•	local, regional and national Internet service providers, such as EarthLink,

•	the Internet services of regional, national and international telecommunications companies, such as AT&T, BellSouth and Verizon,

•	online services offered by direct broadcast satellite providers, and

•	online services offered by incumbent cable providers, such as Time Warner.

Long Distance Services

The Company began offering long distance services to its ILEC customers in 1992 and now provides that service to approximately 85,000 access lines within the ILEC, approximately 25,000 access lines within the CLEC, and more than 8,600 lines within its Greenfield markets. In the ILEC service area, over 75% of the total lines have selected the Company’s branded long distance service.

The Company has agreements with several interexchange carriers to terminate traffic that originates on its network. The long distance market has become significantly more competitive. New competitors have entered the market and prices have declined, resulting in increased consumer usage of long distance services and lower margins. While the increase in competition has resulted in declining prices, it has also allowed the Company to negotiate more favorable contracts with wholesale long distance carriers to lower its cost for delivering long distance services. This competitive trend is expected to continue as service offerings such as Internet telephony become more widely available to consumers.

The proliferation of VoIP service offerings could adversely affect ILEC, CLEC and Greenfield access revenue, as well as long distance revenues. In addition, wireless substitution continues to be a viable threat to the Company’s long distance customer base.

Investments

Palmetto MobileNet.  In 1998, the Company combined its cellular telephone investments with Palmetto MobileNet, L.P. (“Palmetto MobileNet”). The Company has a 22.4% limited partnership interest in Palmetto MobileNet, which holds a 50% general partnership interest in each of 10 rural service areas that, in total, cover more than two million people in North Carolina and South Carolina. Alltel is the managing partner of the 10 cellular rural service area general partnerships and the Company is dependent on Alltel’s management of the partnerships. The partnership faces heavy competition from other wireless competitors in its serving areas.

On March 16, 2006, the Company announced that Palmetto MobileNet, L.P. (“Palmetto”) has sold its ownership interests in the ten wireless partnerships to Alltel Corporation for approximately $455 million cash. As a result of the transaction, the Company received a distribution from Palmetto of $97.4 million as proceeds from the sale. See Note 19 of the “Notes to Consolidated Financial Statements” for further discussion.

Wireless One.  In 1995, the Company participated with Wireless One, Inc. in forming Wireless One of North Carolina, L.L.C. (“WONC”) to develop and launch wireless cable systems in North Carolina. WONC entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and held the majority of the Multichannel Multipoint Distribution Service (“MMDS”), now Broadband Radio Services (“BRS”) and Instructional Television Fixed Service (“ITFS”), now Educational Broadband Service (“EBS”) spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service. At December 31, 2005, WONC, through its ownership of Wavetel NC License Corporation, held certain BRS and EBS spectrum rights. At December 31, 2005, CT Wireless Cable held 100% of the equity interest in WONC.

In July 2004, the FCC issued an order that created a new plan for this band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA.

If a MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. What consideration, if any, the Company would receive under such circumstances has not yet been determined by the FCC.

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that hold EBS, BRS, and related rights, entered into a Purchase Agreement, dated June 6, 2005, with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the sale will occur in the first half of 2006.

As of December 31, 2005, the Company has a carrying value of approximately $15.6 million in EBS and BRS spectrum recorded as Wireless spectrum held-for-sale on the Consolidated Balance Sheets.

Other Investments.  At December 31, 2005, the Company’s other investments consisted of equity interests in several private and public companies. These investments primarily consisted of the following: Magnolia Holding Company (“Magnolia”), PRE Holdings, Inc. (“PRE Holdings”) and an interest in the voting stock of Lexcom, Inc., a rural telecommunications provider in Lexington, NC.

The primary asset of Magnolia was Knology, a public company that provides data and Internet connectivity to small and mid-size businesses. In August 2003, the Company received a distribution from Magnolia in the form of shares of Knology preferred stock, which were later converted to common stock prior to Knology going public. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. PRE Holdings provides prepaid debit card services.

From time to time the Company may invest in other public and private securities. The Company regularly evaluates the investments in its portfolio and makes changes as it deems appropriate.

Legislative and Regulatory Developments

Legislative.  Various pieces of state and federal legislation may, from time to time, have potential consequences on the Company’s operations. During 2005, numerous pieces of legislation impacting the Company’s business were introduced in both the state and federal level. Congress extended until December 31, 2006 its exemption of USAC from the Anti-Deficiency Act (the “ADA”), which otherwise could have resulted in significant increases to the amount of USF fees charged to end user customers and delays in payments to program recipients such as the Company. Although no other legislation was passed that would have a material impact on the Company’s business, the telecommunications industry continues to receive significant focus from lawmakers, and it is likely that legislation that would significantly impact the Company, if passed, will be introduced in 2006 at either or both of the federal and state levels. At the federal level, the Company closely monitors and provides input into such legislation through its participation in national organizations such as the United States Telecom Association.

Federal Regulations.  Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to the Company’s business model. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls.

The FCC has the task of reforming universal service to ensure funding is adequate and disbursements are proper. As of December 31, 2005, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism. The Company received approximately $1 million in net USF per quarter in 2005.

It is expected that the FCC, and possibly Congress, will devote resources to universal service reform during 2006. The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the size of, and the demands on, the fund and changes in the telecommunications industry. An increasing number of wireless carriers are seeking, and have received, designation as Eligible Telecommunications Carriers (“ETC”) entitled to receive USF, and an increasing number of customers are migrating to service providers, such as VoIP, that currently do not contribute to the program. The FCC is currently considering changes to the ETC certification process and the services eligible for USF. Until a final order is released on these matters, the Company cannot determine what, if any, impact the FCC’s actions will have on the Company’s USF revenue.

On September 23, 2005, the FCC issued an order which allowed incumbent local exchange carriers to offer broadband Internet access service on a non-tariffed and/or non-common carrier basis. The order also allowed the ILEC to continue with current offerings. The FCC has required that ILECs continue to pay USF funding obligations relating to DSL service at current levels through the second quarter of 2006, unless the FCC issues new funding rules prior to that time. The FCC indicated its intent to implement common funding obligations for cable modem and DSL broadband service providers.

The Company’s ILEC, CLEC, and Greenfield businesses receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC has had an open NPRM docket on intercarrier compensation since 2001. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The NPRM listed a number of proposals from different industry segments and requested comments on both those plans as well as the principles it laid out. The Company recognized approximately $18 million in intercarrier compensation in 2005 that is subject to FCC consideration in the NPRM, and therefore the result of that proceeding could have a material impact on the Company’s financial performance.

Certain VoIP providers have sought to avoid payment of access charges to ILECs and CLECs through the use of such technology. At least three companies, AT&T, Pulver.com, and Level 3, have filed petitions with the FCC seeking a ruling allowing them to avoid payment of access charges for VoIP traffic. On February 12, 2004, the FCC, in ruling on Pulver.com’s petition, held that strictly computer-to-computer VoIP service that does not utilize the public switched telephone network is not a regulated telecommunications service. On April 21, 2004, the FCC denied a waiver petition filed by AT&T requesting that its IP telephony service be exempt from access charges. The FCC ruled that AT&T’s IP telephony service, which converted voice calls to IP format for some portion of the routing over the public switched telephone network prior to converting the calls back to their original format, is a regulated telecommunications service subject to interstate access charges. The FCC has also fielded various petitions from companies requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate and/or terminate on the public switched telephone network. To date, none of these petitions have been successful.

The FCC is considering, and will continue to address, the appropriate regulatory treatment of VoIP services. The FCC has held that VoIP traffic should be regulated at the federal level, and has stated its intention to address issues surrounding VoIP. On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC has to date imposed some regulatory requirements on VoIP, but has not fully implemented its order and there are various appeals, petitions for stay, and petitions for clarification pending. The failure to impose the same regulatory obligations on VoIP providers as those imposed on the Company could constitute a significant competitive advantage for VoIP providers.

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

The Company has licenses and other rights (including lease agreements) to certain wireless spectrum, including BRS and EBS. In April 2003, the FCC initiated a proposed rulemaking to comprehensively examine its rules regarding BRS and EBS spectrum. On July 29, 2004, the FCC issued an order that created a new plan for this spectrum band, eliminating the use of interleaved channels by BRS and EBS licenses and creating distinct band segments for high power operations and low power operations. The FCC’s order also implemented geographic area licensing for all licenses in the band and adopted a three-year transitional mechanism for licensees to move to new spectrum assignments. The FCC’s transition mechanism contemplates that a proponent licensee (presumably a commercial operator) will initiate a transition for an entire Major Economic Area (“MEA”), and will bear the costs of the transition for EBS licensees in such MEA. If a MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. What consideration, if any, the Company would receive in such circumstances has not yet been determined by the FCC.

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2005, the Affiliate Companies entered into a Purchase Agreement, dated June 6, 2005, with Fixed Wireless, pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash as of December 31, 2005. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the sale will occur in the first half of 2006. As of December 31, 2005, the Company has a carrying value of approximately $15.6 million in EBS and BRS spectrum recorded as Wireless spectrum held-for-sale on the Consolidated Balance Sheets. The Company tested its intangibles for impairment as of December 31, 2005, and considered the FCC’s Order and other regulatory and business developments and trends when it assessed the value of its intangible assets.

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

In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of the productivity offset and an initial, limited increase in local calling rates in exchange for providing customers with a larger local calling scope. The NCUC conducted hearings on the Company’s request on August 4, 2005. On September 9, 2005, the NCUC released an order approving many of the modifications requested by the Company. The approved modifications eliminate the 2% productivity offset, allow the Company to increase rates annually for basic local exchange services up to 12% and allow the Company to increase rates for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the Commission.

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

Employees

At December 31, 2005, the Company had 614 employees. None of the Company’s employees is represented by a labor union, and the Company considers relations with its employees to be good.

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

Michael R. Coltrane, age 59, has been President, Chief Executive Officer and a director since 1988. In 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Prior to joining the Company in 1988, Mr. Coltrane served as Executive Vice President of First Charter National Bank (now, First Charter Bank) for more than six years and as Vice President of a large regional bank for more than 10 years. Mr. Coltrane is a director of the general partner of Palmetto MobileNet, L.P., a director of Northeast Medical Center, a director of First Charter Bank and Vice Chairman of its parent company, First Charter Corporation. Mr. Coltrane has been a director of the United States Telecom Association since 1991 and served as its Chairman from October 2000 to October 2001.

Matthew J. Dowd, age 43, has been a Senior Vice President since May 2002 and has primary responsibility for sales and marketing and customer service. From May 2001 until December 2003, Mr. Dowd served as Chief Executive Officer of Wavetel.

James E. Hausman, age 49, has been Senior Vice President, Chief Financial Officer and Treasurer since May 2002. From 2000 to 2002, he served as Chief Financial Officer for three emerging telecommunications companies: American Lightwave Communications, Inc., Crescent Communications, Inc. and Prepaid Telecom Corporation.

Michael R. Nash, age 54, has been a Senior Vice President since December 1998 and has primary responsibility for network technology and network operations.

David H. Armistead, age 34, has been General Counsel and Corporate Secretary since January 2004. From 1997 to January 2004, he served first as an associate and then as partner in the law firm of Troutman Sanders, LLP.

Ronald A. Marino, age 42, has been Vice President of Finance and Chief Accounting Officer since November 2002. From August 2001 to November 2002, he was Chief Financial Officer of Wavetel. From 2000 to 2001, he was the Chief Financial Officer, Secretary and Treasurer of Datatec Systems, Inc., an information technology services company.

Item 1A.	Risk Factors

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

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks the Company faces. Additional risks that the Company does not yet perceive or that the Company currently believes are immaterial may also adversely affect the Company’s business and the trading price of the Company’s securities.

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

Cable operators are entering the local exchange and high speed Internet markets. Time Warner currently offers cable television and high-speed Internet service throughout much of the Company’s service area, and has introduced cable telephony to certain CLEC and Greenfield service areas. Time Warner is expected to offer cable telephony to customers in the Company’s ILEC service areas in the second quarter of 2006. Other sources of competition include wireless service providers and VoIP service providers.

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

The Company expects that increased competition will result in more competitive pricing. Some of the companies with whom the Company competes are, or are affiliated with, major telecommunications companies. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. The Company cannot assure that it will be able to achieve or maintain adequate market share or compete effectively in any of its markets. Any of these factors could materially adversely affect the Company’s business and the price of its Common Stock.

Some of the Company’s current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than the Company’s. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services than the Company can. In addition, the greater brand name recognition of some competitors requires the Company to price services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

The Company’s success depends in part upon its ability to grow and develop its business.

The Company’s future success depends, in part, upon the ability to manage growth, including the ability to build network and related facilities to serve new customers, integrate operations to take advantage of new capabilities and systems; attract and retain skilled personnel across the Company, effectively manage the demands of day to day operations in new areas while attempting to execute the Company’s business strategy, and realize the projected growth and revenue targets developed by Company management. The Company’s ability to continue to grow and develop its business will depend, among other things, on whether the Company can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

•	acquire necessary equipment, software, and facilities, and integrate them into the Company’s systems,

•	offer competitive services,

•	evaluate markets,

•	monitor operations,

•	control costs,

•	maintain effective quality controls,

•	hire, train, and retain key personnel,

•	obtain sufficient capital funding to support the Company’s business plan,

•	enhance operating and accounting systems, and

•	obtain any required government authorizations.

The Company is making significant operating and capital investments and will have to address numerous operating challenges. The Company is currently developing new processes and operating support systems. The Company will need to continue developing new marketing initiatives and hiring and training sales people responsible for selling its services. The Company will also need to continue developing the billing and collection systems necessary to integrate these services. The Company cannot guarantee that it can design, install, and implement these products and systems in a timely manner to permit the Company to offer new services as demanded by its customers.

To establish new operations, the Company may be required to spend considerable amounts of capital before it generates related revenue. If these services fail to be profitable or if the Company fails in any of these respects, this failure may have a material adverse effect on the Company’s business and the price of its Common Stock.

The Company must adapt to rapid technological change.

The telecommunications industry is subject to rapid and significant changes in technology, and the Company relies on third parties for the development of new technology. The effect of technological changes on its business cannot be predicted. The Company believes its future success will depend, in part, on its ability to anticipate or react appropriately to such changes and to offer, on a timely basis, services that meet customer demands. The Company cannot assure that it will be able to adopt and deploy new technology on a timely basis or on satisfactory terms. The Company’s failure to adopt and deploy this new technology could have a material adverse effect on the Company’s business and the price of its Common Stock.

In addition, technology changes can reduce the costs of entry for others and give competitors significant new advantages. If the Company does not replace obsolete technology and equipment, then the Company may not be able to compete effectively, and it may be placed at a cost disadvantage in offering other services. Furthermore, replacing or upgrading the Company’s infrastructure in the future could result in significant capital expenditures.

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

The Company’s FCC licenses to provide wireless services are subject to renewal and potential revocation in the event that the Company violates applicable laws or regulatory requirements. The Company cannot guarantee that the FCC will renew them. If any of the Company’s licenses are forfeited or revoked, the Company may not be able to provide service in that area unless it contracts to resell wireless services of another provider, utilize roaming agreements or lease spectrum from other carriers.

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

In addition, future acquisitions by the Company could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on the Company’s business and its ability to pay dividends on its Common Stock, provide adequate working capital and service the Company’s indebtedness.

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

The Company’s success will depend, in part, on its ability to implement existing interconnection agreements and enter into and implement new interconnection agreements as it expands into new markets. Interconnection agreements are subject to negotiation and interpretation by the parties to the agreements and are subject to state regulatory commission, FCC and judicial oversight. The Company cannot assure that it will be able to enter into interconnection agreements in a timely manner on terms favorable to the Company. The Company must also maintain existing and obtain new local permits, including rights to utilize underground conduit and pole space and other rights-of-way. The Company cannot assure that it will be able to maintain its existing permits and rights or to obtain and maintain other permits and rights needed to implement its business plan on acceptable terms. Cancellation or non-renewal of its interconnection agreements, permits, rights-of-way or other arrangements could materially adversely affect the Company’s business and the price of its Common Stock. In addition, the failure to enter into and maintain any required arrangements for a new market may affect the Company’s ability to develop that market.

The Company’s CLEC and Greenfield businesses must secure network elements from third parties.

In connection with its CLEC and Greenfield operations, the Company interconnects with and uses incumbent telephone companies’ and other third parties’ networks to access its customers. Accordingly, the Company depends upon the technology and capabilities of those third parties to meet the telecommunications needs of certain of its CLEC and Greenfield customers and to maintain its service standards. The Company must also maintain efficient procedures for ordering, provisioning, maintaining and repairing lines from those third parties. The Company may not be able to obtain the copper lines, transport facilities and services required from the incumbent telephone companies or other third parties at satisfactory quality levels, rates, terms and conditions. The Company’s inability to do so could delay the expansion of its networks and degrade service quality to its customers. If these events occur, the Company may experience a material adverse effect on its CLEC and Greenfield businesses and the price of its Common Stock.

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

In addition, the following factors, among others, may cause the price of the Company’s Common Stock to fluctuate:

•	entrance of new competitors,

•	sales by the Company’s current shareholders of large amounts of its Common Stock,

•	new legislation or regulation,

•	variations in its revenue, net income and cash flows,

•	the difference between its actual results and the results expected by investors and analysts,

•	announcements of unfavorable financial or operational performance for other telecommunications companies,

•	announcements of new service offerings, marketing plans or price reductions by the Company or its competitors,

•	technological innovations, and

•	mergers, acquisitions or strategic alliances.

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

The Company also purchases investments in companies that are not publicly traded. The Company generally carries these investments at their cost of investment. The success or failure of these companies and the resultant effect on the Company’s carrying value for these investments in unconsolidated companies may have a material adverse impact on the Company’s financial results.

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

Equipment failure and disasters may adversely affect the Company’s operations.

Terrorism, a major equipment failure, severe weather, a natural disaster or other breach of network or IT security that affects the Company’s telephone network, microwave links, third-party owned local and long distance networks on which the Company relies, the Company’s cell sites or other equipment or the networks of other providers on which the Company’s wireless customers roam could have a material adverse effect on the Company’s operations. The Company’s inability to operate its telephone systems, even for a limited time period, may result in a loss of customers or impair its ability to attract new customers, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company expects a continued decline in the voice long distance industry.

Historically, prices for voice communications have fallen because of competition, the introduction of more efficient networks and advanced technology, product substitution, excess capacity and deregulation. The Company expects these trends to continue, and the Company may need to continue to reduce prices in the future. In addition, the Company does not expect it will be able to achieve increased traffic volumes in the near future to sustain current revenue levels. The extent to which each of the Company’s businesses, financial condition, results of operations and cash flow could be materially adversely affected will depend on the pace at which these industry-wide changes continue.

The Company relies on a limited number of key suppliers and vendors to operate its business.

Termination or impairment of the Company’s relationship with a small number of key suppliers or vendors could adversely affect its revenues and results of operations. The Company has developed relationships with a small number of key vendors, but do not have operational or financial control over those vendors and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these companies were unable to honor, or otherwise failed to honor their obligations to the Company, or terminated their relationship with the Company, then the Company could experience business disruptions and adverse effects on results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

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

The Company also owns a building on Cabarrus Avenue East in Concord, which serves as a business office, switching and computing center. This building has approximately 53,000 square feet of floor space.

The Company owns a 12,300 square foot warehouse located in Concord and a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King’s Grant Development of Concord. The undeveloped property is currently held for sale.

In connection with its wireless operations, the Company has entered into six retail outlets in Concord, Kannapolis, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. In addition to the Cabarrus Avenue facility, the Company maintains business offices and switching equipment in Kannapolis, China Grove, and Albemarle, North Carolina. The Company also leases office space on University Executive Drive in Charlotte, North Carolina. The Company’s CLEC operations lease space in Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to the Company’s operations or financial condition.

The Company utilizes approximately 150 motor vehicles in its operations, all but one of which are owned.

Item 3.	Legal Proceedings

CT Communications is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

The Company’s Common Stock trades on The Nasdaq National Market under the symbol “CTCI”.

The following table shows the high and low closing sales prices per share of the Company’s Common Stock as reported on The Nasdaq National Market for the periods indicated:

			Per Share
			Dividend
	High	Low	Declared

Year ended December 31, 2005
First quarter	$12.36	$10.05	$0.070
Second quarter	13.44	10.23	0.100
Third quarter	13.76	10.67	0.100
Fourth quarter	13.02	10.40	0.100
Year ended December 31, 2004
First quarter	$14.25	$10.73	$0.065
Second quarter	15.05	12.06	0.065
Third quarter	15.09	12.87	0.065
Fourth quarter	13.90	12.01	0.070

Dividends are paid only as and when declared by the Company’s Board of Directors, in its sole discretion, based on the Company’s financial condition, results of operations, market conditions and such other factors as it may deem appropriate. The Company may not pay dividends on its Common Stock if any dividends on its Preferred Stock are in arrears.

The number of shareholders of record of the Company’s Common Stock as of February 28, 2006, was 1,745. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Issuer Purchases of Equity Securities

The following table contains information about the Company’s purchases of equity securities during the fourth quarter of 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average Price	Part of Publicly	Be Purchased Under
Three Months Ended	of Shares	Paid	Announced Plans or	the Plans or
December 31, 2005	Purchased	Per Share	Programs	Programs(1)

October 1-October 31, 2005	—	—	—	972,400
November 1-November 30, 2005	—	—	—	972,400
December 1-December 31, 2005	—	—	—	972,400

Total	—	—	—	972,400

(1)	On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. Pursuant to this authorization, the Company repurchased 27,600 shares of Common Stock during the year ended December 31, 2005.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	Years Ended December 31,
	2005	2004	2003	2002	2001

Income Statement Data:
Operating revenue	$171,665	$163,680	$160,961	$147,975	$135,424
Operating expense	149,701	140,126	139,636	128,927	121,321

Operating income	21,964	23,554	21,325	19,048	14,103
Other income (expense)(1)	1,893	594	13,911	3,325	(3,666)
Income taxes	9,308	9,445	13,526	8,808	4,656

Income from continuing operations	14,549	14,703	21,710	13,565	5,781
Discontinued operations(2)	—	—	(424)	(5,657)	(5,880)

Net income (loss)	14,549	14,703	21,286	7,908	(99)
Dividends on preferred stock	10	20	20	20	25

Earnings (loss) for common stock	$14,539	$14,683	$21,266	$7,888	$(124)

Basic weighted average common shares outstanding	18,785	18,867	18,747	18,710	18,816
Diluted weighted average common shares outstanding	18,947	19,007	18,808	18,746	18,860
Per share data:
Basic earnings (loss) per share	$0.77	$0.78	$1.13	$0.42	$(0.01)
Diluted earnings (loss) per share	0.77	0.77	1.13	0.42	(0.01)
Dividends per share	0.370	0.265	0.260	0.260	0.260
Balance Sheet Data:
Book value per share	$10.35	$9.97	$9.45	$8.53	$8.67
Total assets	321,420	329,864	322,685	337,868	308,474
Long-term debt (excluding current maturities)	40,000	65,000	80,000	127,697	100,000
Redeemable preferred stock (excluding current maturities)	—	—	—	—	88
Shareholders’ equity	195,880	188,228	177,394	159,341	162,210

(1)	Other income in 2003 includes a $15.2 million gain related to the sale of the Company’s investment in ITC Holding Company. Other expense in 2001 includes $13.4 million in impairment charges related to the write-down of Maxcom Telecomunicaciones, S.A. de C.V.

(2)	See Note 2 — Discontinued Operations included in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in growth initiatives that exceed certain return thresholds and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments intended to complement its core businesses.

During 2005, the Company completed its previously announced plan to enhance the broadband capabilities in its ILEC territory. The Company can now offer broadband speeds of up to 10 Mbps throughout much of its ILEC service area. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. During 2005, the Company added 5,620 DSL customers to end the year with 19,507, a 40.5% increase from December 31, 2004. DSL penetration was 15.5% of ILEC lines and 15.9% of Greenfield lines at December 31, 2005. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy.

The Company also continues to focus on maximizing the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, Internet and data services, and wireless businesses.

During 2005, operating revenue increased 4.9% to $171.7 million, while operating income decreased 6.8% to $22.0 million compared to 2004. Wireless operating revenue increased 11.9% from 2004 to $36.4 million with a 6.8% increase in net customers. The Company’s ILEC continued to experience a loss of access lines as its customers selected from several alternative service providers. The competitive Greenfield and CLEC wireline businesses experienced access line growth of 15.1% and 2.6%, respectively. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. However, the Company is continuously evaluating opportunities for process improvements and efficiency gains to offset the transition to competitive, lower margin accounts. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as the Company leverages existing transport infrastructure to support new customers.

Net income for the Company was $14.5 million in 2005, $14.7 million in 2004, and $21.3 million in 2003. Income from continuing operations was $14.5 million in 2005, $14.7 million in 2004 and $21.7 million in 2003. Diluted earnings per share from continuing operations were $0.77, $0.77 and $1.15 in 2005, 2004 and 2003, respectively.

During 2006, the Company anticipates a significant increase in competition in its ILEC territory due to the expected launch of cable telephony service. The Company has been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan in the next several months to build upon the network enhancements completed in 2005.

In addition, the Company is developing plans to transition from a circuit switched network technology to an IP technology capable of delivering these products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by increasing price competition, technological development and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.

The Company’s ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and CLECs have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. Cable telephony and Voice over Internet Protocol (“VoIP”) providers are significant threats to the Company’s business. Service providers utilizing these technologies are capable of delivering a competitive voice service to the Company’s customers. These service providers are not subject to certain regulatory constraints that have impacted the Company’s business model and will become more significant impediments to its ability to successfully compete in the coming years.

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

VoIP and cable telephony are becoming more available to customers and could result in increased customer churn throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephony service in many of the Company’s Greenfield and CLEC areas. Time Warner is expected to offer cable telephony in the ILEC service area in early 2006. Cable telephony in the ILEC service area could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years.

Access line losses in recent years have also been impacted by the adoption of DSL and other high-speed Internet services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to DSL or other high-speed Internet services, they no longer need a second landline for use with their dial-up Internet service. If such landline is replaced with a Company DSL line, then the Company can offset, at least partially, the lost landline revenue through its DSL service to the customer.

In the Company’s Wireless business, increasing competition has caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among carriers. This competition will continue to put pressure on pricing and margins as carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue per user derived from its customers.

Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the FCC at the federal level, and state utility commissions, principally the NCUC.

The FCC frequently undertakes matters that could have a significant impact on the Company. The FCC is in the process of evaluating the current USF and intercarrier compensation structures. These sources of revenue have been under increasing pressure and scrutiny, and many have expressed concerns over the continued viability of the USF program as currently configured. Intercarrier compensation, which is also received by the Company’s CLEC and Greenfield businesses, has also been subject to increasing pressures due to the introduction of new technologies, such as VoIP, that many carriers have utilized in an attempt to avoid the payment of appropriate access charges. Concord Telephone currently receives a material portion of its revenue from the USF, in the form of ICLS, and from intercarrier compensation. The FCC, and possibly Congress, is expected to devote resources to the consideration of USF and intercarrier compensation reform in 2006 and future years, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue Concord Telephone receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for

Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. Initial comments were filed in May 2005 and reply comments were filed on July 20, 2005. The Company is currently participating in industry associations that are working to develop and advocate an industry proposal.

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

Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. The price regulation plan has allowed flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan with the primary result being an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope.

In December 2004, the Company filed a petition with the NCUC in which it requested, among other things, deregulation of certain competitive services, additional pricing flexibility for regulated services, elimination of a productivity offset and an initial, limited increase in local calling rates in exchange for providing customers with a larger local calling scope. On September 9, 2005, the NCUC released an order approving many of the modifications requested by the Company. The approved modifications eliminate a restriction on rate adjustments resulting in recovery increases that exceed the rate of inflation less a 2% productivity offset, allow the Company to increase rates annually for basic local exchange services up to 12% and allow the Company to increase rates for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the Commission.

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

If a MEA is not transitioned within the three-year period, then the affected channels will be re-licensed through an auction procedure. The amount of consideration, if any, the Company would receive in such circumstances has not yet been determined by the FCC.

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that hold EBS, BRS, and related rights, entered into a Purchase Agreement, dated June 6, 2005, with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the sale will occur in the first half of 2006.

As of December 31, 2005, the Company has a carrying value of approximately $15.6 million in EBS and BRS spectrum recorded as Wireless spectrum held-for-sale on the Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continuously evaluates its estimates, including those related to revenue recognition, intangible assets, long-lived assets, asset retirement obligations, investments, income taxes, pensions and post-retirement benefits, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements included herein describes the Company’s significant accounting policies.

Revenue recognition

Revenues are recognized when services are provided regardless of the period in which they are billed. Revenues from sales of telephone equipment are recognized upon delivery to the customer for direct-sales of equipment while revenues from sales-type leases are recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized using the straightline method, which effect is not significantly different than the effective interest method.

Installation fees associated with sales of products or services to end-users are deferred and the related costs are capitalized and amortized over the estimated life of the customer in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”).

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

The Company also participates in a revenue pooling arrangement with other local exchange carriers administered by NECA. Revenue earned through this pooling arrangement is recorded based on the Company’s cost estimates and revised as these costs and related settlements are finalized.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company will recognize revenue in the period that it is able to estimate and is assured of the collection of these claims.

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

Goodwill and intangible assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and accordingly, the Company no longer amortizes goodwill and other intangible assets. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill on an annual basis or whenever events or changes in circumstances indicate carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, changes in technology, a significant decline in the Company’s stock price for a sustained period or a reduction of the Company’s market capitalization relative to net book value. The Company’s net goodwill and other intangible assets totaled $45.5 million (including the carrying value of $15.6 million for Wireless spectrum held-for-sale) and $45.3 million as of December 31, 2005 and 2004, respectively. The Company performs its impairment reviews annually as of December 31. The Company recorded an impairment charge of $0.2 million for the Wireless spectrum held-for-sale during the fourth quarter of 2005. No impairment charges were required at December 31, 2004 and 2003.

Long-lived assets

The Company periodically evaluates the estimated useful lives of its property and equipment in computing depreciation expense. Consideration is given to the Company’s plans for utilization of technological advances and existing facilities.

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

Asset retirement obligations

The Company records its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. In accordance with the provisions of SFAS No. 143 and FIN 47, the Company recognizes a retirement obligation (future cost of removal) pertaining to its long-lived assets when a legal obligation exists to remove plant at some point in the future. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations, which requires the Company to make assumptions regarding the timing of the settlement of the obligations in the future. As of December 31, 2005, the Company’s consolidated balance sheet includes a liability in the amount of $0.3 million pertaining to estimated asset retirement obligations.

Investments

The Company holds certain investments and investment securities that it evaluates to determine whether unrealized losses are other than temporary. The Company performs this evaluation quarterly by comparing market price of the investments and securities to the current recorded value. Based on this evaluation and consideration of other factors, the Company determines the classification of unrealized losses and records charges to adjust the carrying value of these investments. The Company also holds certain other investments and investments in unconsolidated companies that it evaluates to determine if the investment is impaired. The determination of fair market value is based on historical and projected information regarding the investment and on management’s estimates. If it is determined that the fair market value of the investment is less than the current recorded value and it is deemed to be other-than-temporary, the Company records charges to adjust the carrying value of these investments.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Net deferred tax liabilities at December 31, 2005 and 2004 were $25.5 million and $28.2 million, respectively. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recognized a valuation allowance of $2.7 million and $3.0 million at December 31, 2005 and 2004, respectively.

Pension and post-retirement benefits

The Company used a discount rate of 5.75% in valuing its pension and post-retirement benefit obligations at December 31, 2005. In addition, the Company has assumed an 8.0% long-term expected return on assets. The pension benefit obligation increased to approximately $52.8 million with plan assets at December 31, 2005 valued at $46.0 million. This compares to a benefit obligation of $46.5 million and a discount rate of 6.00% at December 31, 2004, with plan assets valued at $45.5 million. Although difficult to predict because of the relation to market performance, the Company does not anticipate making a cash contribution to meet minimum required funding thresholds in 2006.

The post-retirement benefit obligation related to the Company’s health care plan that provides post-retirement medical benefits and life insurance coverage to certain employees was $10.6 million at December 31, 2005 and is not funded by the Company. The Company accounts for its post-retirement benefit plans under SFAS No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”. At December 31, 2005 the transition liability was fully amortized.

In May 2004, the FASB issued Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”). In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided; rather the plan provides a reimbursement of premiums paid by the retiree.

Allowance for doubtful accounts

Management judgment is required in assessing the collectability of end-user and carrier accounts, as well as other receivables. The Company accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management specifically analyzes individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Results of Operations

The Company has identified reportable segments based on the common characteristics of products and services and/or the customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, Internet and Data Services (“IDS”) and Palmetto MobileNet. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. The Company has a 22.4% limited partnership interest in Palmetto MobileNet that is accounted for as an equity investment. Palmetto MobileNet’s financial statements are included on pages F-41 through F-53 of this report.

The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and subscribers)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$171,665	$163,680	$160,961	$7,985	4.9%	$2,719	1.7%
Operating expense	149,701	140,126	139,636	9,575	6.8%	490	0.4%

Operating income	21,964	23,554	21,325	(1,590)	(6.8)%	2,229	10.5%
Other income	1,893	594	13,911	1,299	218.7%	(13,317)	(95.7)%
Income taxes	9,308	9,445	13,526	(137)	(1.5)%	(4,081)	(30.2)%

Income from continuing operations	14,549	14,703	21,710	(154)	(1.0)%	(7,007)	(32.3)%
Discontinued operations	—	—	(424)	—	—	424	—

Net income	$14,549	$14,703	$21,286	$(154)	(1.0)%	$(6,583)	(30.9)%

Depreciation expense	$31,883	$30,770	$28,866	$1,113	3.6%	$1,904	6.6%
Capital expenditures	27,094	27,197	23,762	(103)	(0.4)%	3,435	14.5%
Total assets	321,420	329,864	322,685	(8,444)	(2.6)%	7,179	2.2%

Wired access lines	157,592	157,609	155,123	(17)	—	2,486	1.6%
Wireless subscribers	46,138	43,213	38,458	2,925	6.8%	4,755	12.4%
Internet and data customers	26,722	23,534	21,566	3,188	13.5%	1,968	9.1%

2005 compared to 2004

Operating revenue increased $8.0 million or 4.9% for the year ended December 31, 2005 compared to 2004. The increase in revenue was driven by a $2.4 million increase in Wireless roaming and settlement revenue, a $2.3 million increase in access and interconnection revenue, a $1.6 million increase in customer recurring revenue and a $1.2 million increase in NECA regulatory revenue. In addition, sales of telephone systems increased $0.8 million during 2005. The increase in customer recurring revenue was driven by a 40.5% increase in DSL customers, a 15.1% increase in Greenfield access lines and a 6.8% increase in Wireless customers. Offsetting the customer revenue growth in these businesses was a 2.5% decrease in ILEC access lines. The increase in access and interconnection revenue was driven by an increase in facility billings and the recoveries related to claims for previously disputed access billings, while the increase in regulatory revenue was largely due to the finalization of the 2004 NECA cost study and an increase in recoverable expenses during 2005.

The Company has diversified operating revenue over the past several years through the growth in its non-ILEC businesses. During the year ended December 31, 2005, ILEC represented 55.1% of total revenue compared to 56.8% in 2004, while Wireless represented 21.2% of total revenue in 2005 compared to 19.9% in 2004. The combined CLEC and Greenfield businesses have increased to 16.8% of total revenue in 2005 up from 16.6% in 2004, and Internet represented 6.9% in 2005 compared to 6.7% in 2004.

In 2005, operating expense increased $9.6 million or 6.8% compared to 2004. The increase in operating expense was attributable to a $6.4 million increase in cost of service expense, a $2.1 million increase in administrative expense and a $1.1 million increase in depreciation expense. Cost of service expense increased due to a $3.4 million increase in network operations expense largely associated with the growth in Wireless’s minutes of use, a $1.9 million increase in cost of sales and a $1.1 million increase in Wireless roaming and settlement expense. The increase in administrative expense was driven by a $2.2 million increase in personnel expense resulting primarily from an increase in medical benefit costs and changes to certain incentive programs for stock based compensation. During 2005, the Company accelerated the vesting of all unvested stock options to reduce compensation expense that would have been recorded in future periods as a result of the Company’s adoption of SFAS No. 123R. As a result of this action, and the Company’s decision to replace stock option grants with restricted stock awards, the Company does not anticipate a significant impact on future period compensation expense related to stock option grants or the adoption of SFAS No. 123R. See Note 13 of the “Notes to Consolidated Financial Statements” for a discussion of the Company’s stock compensation plans.

Operating income for the year ended December 31, 2005 was $22.0 million, or a 12.8% operating margin, compared to $23.6 million, or a 14.4% operating margin for the year ended December 31, 2004.

Other income increased $1.3 million in 2005 compared to 2004. This increase related primarily to a $1.3 million decrease in impairment charges on investments, a $1.1 million increase in gains on sales of investments, a $0.3 million increase in interest income and a $0.1 million increase in dividend income. These increases were partially offset by a $1.5 million decrease in equity in income of unconsolidated companies related to the Company’s investment in Palmetto MobileNet, L.P.

Income tax expense decreased 1.5% to $9.3 million for an effective tax rate of 39.0% for the year ended December 31, 2005 compared to $9.4 million for an effective tax rate of 39.1% the year ended December 31, 2004.

2004 compared to 2003

Operating revenue increased $2.7 million or 1.7% for the year ended December 31, 2004 compared to 2003. The increase was attributable to a $4.0 million increase in Wireless revenue driven by a 12.4% increase in customers and an increase in network traffic, a $1.9 million increase in Greenfield revenue driven by a 28.5% increase in Greenfield access lines and a $0.4 million increase in IDS revenue. These increases were offset by a decrease in ILEC revenue of $3.1 million primarily due to a decrease in wireless interconnection revenue and line related revenue and a decrease in CLEC revenue of $0.6 million.

The Company has diversified its operating revenue over the past two years due to the growth in its competitive businesses. For 2004, ILEC revenue represented 56.8% of total revenue compared to 59.7% in 2003, while Wireless has grown to 19.9% of total revenue, up from 17.7% in 2003, the combined CLEC and Greenfield businesses have grown to 16.6% of total revenue up from 16.1% in 2003 and Internet revenue represented 6.7% of total revenue in 2004 compared to 6.5% in 2003.

In 2004, operating expense increased $0.5 million or 0.4% compared to 2003. This increase was primarily due to an increase in switching and settlement expenses in the Wireless business and an increase in expenses in the Greenfield business related to the 28.5% increase in access lines. These increases were partially offset by a reduction in medical benefit expenses related to a decreasing rate of claims during 2004, a $0.3 million settlement of certain lease obligations and generally lower spending across several network and administrative categories.

Operating margin increased to 14.4% in 2004 from 13.2% in 2003. This increase in operating margin was primarily due to the increase in revenue and the Company’s focus on expense containment.

Other income (expense) decreased $13.3 million in 2004 when compared to 2003. This decrease related to a decrease of $14.8 million in gains on sale of investments and a decrease in other expenses, primarily interest expense, of $1.6 million. The decrease in gains on sale of investments was primarily attributable to the sale of the Company’s investment in ITC Holding, which resulted in a gain of $15.2 million in 2003.

Income tax expense decreased 30.2% to $9.4 million for an effective tax rate of 39.1% for the year ended December 31, 2004 compared to $13.5 million for an effective tax rate of 38.4% the year ended December 31, 2003.

Income tax expense in the fourth quarter of 2004 includes charges related to a settlement of North Carolina Department of Revenue tax audits for the tax years of 1998, 1999 and 2000, as well as certain other disputed state tax matters. The Company advanced a payment of $4.5 million to settle all matters and received the final executed settlement agreement on March 17, 2005. These charges were substantially offset in the fourth quarter by previous tax accruals related to this settlement and an income tax benefit associated with the sale and disposal of the WebServe product line. WebServe was acquired in December 2000 and later combined into the Internet business unit to enhance the Company’s suite of data products by providing Web design and development services. The Web design and development product line was sold in the fourth quarter of 2004, which had no material impact on reported pre-tax income from continuing operations.

ILEC (in thousands, except lines)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$94,561	$93,016	$96,079	$1,545	1.7%	$(3,063)	(3.2)%
Operating expense	71,039	65,856	65,830	5,183	7.9%	26	—

Operating income	$23,522	$27,160	$30,249	$(3,638)	(13.4)%	$(3,089)	(10.2)%

Depreciation expense	$20,429	$18,925	$19,157	$1,504	7.9%	$(232)	(1.2)%
Capital expenditures	14,943	16,204	12,294	(1,261)	(7.8)%	3,910	31.8%
Total assets	163,947	175,824	172,475	(11,877)	(6.8)%	3,349	1.9%

Business access lines	28,263	28,710	29,137	(447)	(1.6)%	(427)	(1.5)%
Residential access lines	81,854	84,206	86,401	(2,352)	(2.8)%	(2,195)	(2.5)%
Total access lines	110,117	112,916	115,538	(2,799)	(2.5)%	(2,622)	(2.3)%

2005 compared to 2004

Operating revenue increased $1.5 million, or 1.7%, in 2005 compared to 2004. The increase in operating revenue was driven by a $1.4 million increase in access and interconnection revenue, a $1.2 million increase in NECA regulatory settlement revenue and a $0.8 million increase in telephone system sales. The increase in access and interconnection revenue was primarily attributable to an increase in facility billings and recoveries related to claims for previously disputed access billings during the fourth quarter of 2005. Partially offsetting these increases in operating revenue was a $1.6 million reduction in customer recurring revenue. The decrease in customer recurring revenue was due to a 2.5% decline in access lines coupled with customers moving to long distance calling plans bundled with basic service plans. These bundled products should improve the Company’s ability to retain customers targeted by other providers. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

During the year ended December 31, 2005, ILEC long distance lines in service increased slightly while access lines decreased 2.5%. At December 31, 2005, 77.1% of ILEC access lines subscribed to the Company’s long distance service, up from 75.1% at December 31, 2004. The stability in long distance lines was driven by the increase in customer acceptance of the Company’s bundled product offerings, which include flat rate unlimited long distance calling plans. Despite the stability in long distance lines in service, long distance revenue declined. The decline in long distance revenue was primarily due to lower revenue per minute from the Company’s flat rate calling plans in conjunction with lower rates for contract renewals for its larger business customers. Although long distance revenue on a per minute basis has been negatively impacted by flat rate calling plans, these bundled plans are expected to reduce churn with respect to these customers.

Operating expense increased $5.2 million, or 7.9%, in 2005 compared to 2004. The increase in operating expense was attributable to a $2.1 million increase in cost of service expense, a $1.5 million increase in administrative expense and a $1.5 million increase in depreciation expense. Cost of service expense increased due to a $0.7 million increase in cost of sales, a $0.6 million increase in network operations expense, a $0.5 million increase in personnel expense and a $0.3 million increase in access and interconnection expense. The increase in cost of sales was driven by an increase in telephone system sales and an increase in directory production costs. The $0.5 million increase in personnel expense was attributable to changes in certain of the Company’s incentive programs for stock based compensation and to a voluntary resignation program offered to qualifying employees during the fourth quarter of 2005. The increase in administrative expense was driven by a $1.5 million increase in personnel expense resulting primarily from an increase in medical benefit costs and changes to certain incentive programs for stock based compensation. Operating margin for 2005 decreased to 24.9% from 29.2% during 2004.

Capital expenditures in 2005 were 15.8% of ILEC operating revenue compared to 17.4% of revenue in 2004. On September 1, 2004, the Company announced a $9.0 million plan to significantly enhance its broadband capabilities in its ILEC territory. The broadband initiative was completed during 2005 and has enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers. The Company is currently working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan in the next several months to build upon the network enhancements completed in 2005. The 2006 consolidated capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

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

2004 compared to 2003

Operating revenue for the ILEC decreased $3.1 million or 3.2% for 2004 compared to 2003. The reduction in revenue was primarily due to a decrease in wireless interconnection revenue of $1.7 million due to lower access rates, a decrease in long distance revenue of $0.6 million, a decrease in telephone system sales of $0.6 million and a $0.5 million reduction in revenues recognized from regulatory support. Long distance revenue declined due to a reduction in toll revenue as more customers moved to calling plans that include unlimited minutes of use. The decrease in access lines was due in part to an increase in broadband Internet adoption by customers that cancelled second lines previously used for dial-up Internet service as well as increased competition from wireless and other competitive providers. These decreases in revenue were partially offset by an increase in access and interconnection revenue due to an increase in minutes of use on the Company’s network.

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

Capital expenditures in 2004 were 17.4% of ILEC operating revenue compared to 12.8% of revenue in 2003. On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative involved an estimated $9.0 million capital investment to enable the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers. The Company had $4.1 million of capital expenditures related to this initiative as of December 31, 2004.

ILEC access lines subscribing to the Company’s long distance service increased slightly in 2004 despite a 2.3% access line loss. At the end of 2004, 75.1% of ILEC access lines subscribed to the Company’s long distance service, up from 73.3% at year-end 2003. Despite the increase in ILEC customers subscribing to the Company’s long distance service, long distance revenue declined.

CLEC (in thousands, except lines)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$19,272	$19,123	$19,681	$149	0.8%	$(558)	(2.8)%
Operating expense	20,538	19,969	21,354	569	2.8%	(1,385)	(6.5)%

Operating loss	$(1,266)	$(846)	$(1,673)	$(420)	(49.6)%	$827	49.4%

Depreciation expense	$2,546	$2,309	$2,550	$237	10.3%	$(241)	(9.5)%
Capital expenditures	1,499	784	1,004	715	91.2%	(220)	(21.9)%
Total assets	13,606	14,570	12,776	(964)	(6.6)%	1,794	14.0%

Access lines	32,546	31,718	29,490	828	2.6%	2,228	7.6%
Long distance lines	24,937	23,723	20,916	1,214	5.1%	2,807	13.4%

     2005 compared to 2004

Operating revenue increased $0.1 million, or 0.8%, in 2005 compared to 2004. The increase in operating revenue was driven by a $0.6 million increase in access and interconnection revenue, but was substantially offset by a $0.5 million decline in customer recurring revenue. The increase in access and interconnection revenue was largely due to the recovery of previously disputed billings, while the decrease in customer recurring revenue was driven by lower rates for customer contract renewals.

Operating expense increased $0.6 million, or 2.8%, in 2005 compared to 2004. The increase in operating expense was primarily due to a $0.6 million increase in selling and administrative expense coupled with a $0.2 million increase in depreciation expense. Partially offsetting these increases was a $0.2 million decrease in cost of service expense. The increase in selling and administrative expense was largely due to a $0.3 million increase in corporate expenses, a $0.1 million increase in personnel expense and a $0.1 million increase in marketing expense. The decrease in cost of service expense was driven by a $0.4 million decrease in access and interconnection expense that was substantially offset by a $0.3 million increase in network operations expense. The decrease in access and interconnection expense was primarily due to the successful resolution of disputed access charges, while the increase in network operations expense was due to an increase in rates for leased facilities. Operating margins decreased to (6.6)% in 2005 compared to (4.4)% in 2004.

Capital expenditures for 2005 were 7.8% of CLEC operating revenue compared to 4.1% of operating revenue for 2004. The increase in capital expenditures was driven by the Company’s continued expansion of network facilities to bring targeted CLEC customers into the Company’s network. The expansion of the Company’s network should ultimately reduce expenses and enhance service capabilities.

The CLEC and Greenfield businesses have historically used certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called enhanced extended links (“EELs”). As of December 31, 2005, approximately 25% of the Company’s current CLEC access lines utilize EELs, and the Company currently has approximately 4,500 UNE-P lines. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements. The order, which was effective March 11, 2005, does not require incumbent local carriers to provide access after a transition period to entrance facilities, UNE-P, dark fiber and certain high capacity (DS1 and higher) loop and transport UNEs. For all UNEs eliminated by the FCC’s order, the FCC provided for a transition period of 12 months (18 months for dark fiber) during which such UNEs would remain available at moderately increased rates.

As a result of the FCC’s order, the Company will experience cost increases in high capacity transport elements and UNE-P lines currently leased by the Company from incumbent local exchange carriers. Although these increases did not have a material impact on 2005, the Company believes the expenses associated with such elements will continue to increase. The Company has identified, and is continuing to evaluate, opportunities to use alternative transport elements to minimize current and future cost increases relating to the Company’s use of high capacity transport elements. The Company also has executed commercial agreements that will continue to permit the

Company to maintain and lease additional UNE-P lines from the applicable incumbents at higher rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of its own network or collocated facilities.

     2004 compared to 2003

CLEC operating revenue was $19.1 million in 2004, representing a $0.6 million or 2.8% decrease from 2003. The $0.6 million decrease consisted of a $1.8 million decrease in access revenue partially offset by a $0.9 million increase in line related revenue and a $0.1 million increase in long distance revenue. The increase in line related revenue was primarily attributable to a 7.6% increase in access lines during 2004. The $1.8 million decrease in access revenue was due primarily to the collection of approximately $1.3 million in previously disputed access fees in 2003 and a 56% reduction in interstate switched access rates.

The FCC previously ordered the gradual reduction in switched access rates charged by competitive local exchange carriers. Effective June 20, 2003, the FCC directed that switched access rates charged by CLECs to long distance companies for interstate traffic be reduced from $0.018 per minute to $0.012 per minute. Effective June 22, 2004, the final phase of the rate reductions were implemented, which reduced the CLEC switched access rate to that charged by incumbent local exchange carriers. The change resulted in a significant reduction in the Company’s CLEC interstate access rate, which reduced the CLEC’s access revenue by approximately $0.3 million in 2004.

CLEC operating expense was $20.0 million and $21.4 million in 2004 and 2003, respectively. This decrease was primarily due to lower compensation and benefits expense of $0.7 million. Operating expense decreased 6.5% while revenue declined 2.8%. As a result of the lower compensation and benefits expense, operating margins increased to (4.4%) in 2004 compared to (8.5%) in 2003.

Greenfield (in thousands, except lines and projects)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$9,636	$8,108	$6,223	$1,528	18.8%	$1,885	30.3%
Operating expense	12,417	12,004	10,919	413	3.4%	1,085	9.9%

Operating loss	$(2,781)	$(3,896)	$(4,696)	$1,115	28.6%	$800	17.0%

Depreciation expense	$3,427	$3,274	$2,515	$153	4.7%	$759	30.2%
Capital expenditures	6,214	5,315	4,680	899	16.9%	635	13.6%
Total assets	29,549	26,762	24,717	2,787	10.4%	2,045	8.3%

Access lines	14,929	12,975	10,095	1,954	15.1%	2,880	28.5%
Long distance lines	8,603	6,877	4,806	1,726	25.1%	2,071	43.1%
Total projects	118	105	93	13	12.4%	12	12.9%

The following chart indicates the access lines in service at December 31, 2005 and the Company’s projected marketable lines upon completion of all projects.

		Projected
Greenfield Projects	Lines in	Marketable	Total
By Year Signed	Service	Lines	Projects

Previous years	9,470	27,000	51
2002	3,951	13,000	24
2003	948	5,000	18
2004	514	4,000	12
2005	46	4,000	13

Total	14,929	53,000	118

     2005 compared to 2004

Operating revenue increased $1.5 million, or 18.8%, in 2005 compared to 2004. The increase in operating revenue was due to a $1.3 million increase in customer recurring revenue and a $0.4 million increase in access and interconnection revenue primarily associated with the recovery of previously disputed billings. Offsetting these increases was a $0.1 million decline in installation revenue attributable to promotional offerings to new customers. The increase in customer recurring revenue was driven by a 15.1% increase in access lines coupled with a 25.1% increase in long distance lines in service.

Operating expense increased $0.4 million, or 3.4%, in 2005 compared to 2004. The increase in operating expense was attributable to a $0.5 million increase in cost of service expense and a $0.2 million increase in depreciation expense, partially offset by a $0.2 million reduction in selling expense. Cost of service expense increased due to a $0.3 million increase in network line related expenses and a $0.2 million increase in personnel expense. The increase in network expense was largely driven by the 15.1% increase in access lines. Selling expense decreased $0.2 million due to a decline in commissions paid to developers. Operating margins increased to (28.9%) in 2005 compared to (48.1%) in 2004.

In 2005, the Greenfield business added thirteen preferred provider projects, bringing the total number of projects to 118. These projects currently represent a potential of more than 53,000 access lines once these developments have been completely built-out. The residential/business line mix of these 118 projects is expected to be over 90% residential.

At December 31, 2005 57.6% of Greenfield access lines also subscribed to the Company’s long distance service, up from 53.0% at December 31, 2004. The increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, the Company has experienced an increase in long distance penetration rates.

Capital expenditures for 2005 were 64.5% of Greenfield operating revenue compared to 65.6% of operating revenue for 2004.

In June 2003, the NCUC initiated a general inquiry involving all certificated telecommunications providers regarding preferred provider agreements. The Company has preferred provider agreements with developers through its Greenfield operations. In its inquiry, the NCUC examined all telecommunications preferred provider contracts filed by CLECs and ILECs with the NCUC and held hearings on the legality of such arrangements in late January 2004. As a result of this inquiry, additional proposed rules were recently developed and industry comments were solicited. The Company does not anticipate a material impact from these rules at this time.

The Greenfield segment is also subject to the switched access rates reduction affecting the Company’s CLEC. The impact on Greenfield was minimal and was partially offset by increased levels of traffic as the Company continues to build out its projects.

2004 compared to 2003

Greenfield revenue increased $1.9 million in 2004 to $8.1 million compared to $6.2 million for 2003. Access lines increased 28.5% in 2004 related to the ongoing build out of 105 developments covered by signed telecommunications provider agreements. This increase in access lines drove a $1.4 million increase in line related revenue. In addition, long distance revenue increased $0.3 million due to a 43.1% increase in long distance lines and access revenue increased approximately $0.1 million in 2004 as the minutes-of-use on the Company’s network increased with customer growth. The Greenfield business added twelve projects in 2004, bringing the total number of projects to 105. These projects represent a potential 49,000 access lines once these developments have been completely built out. The expected residential/business line mix of these 105 projects was expected to be 90% residential and 10% business.

Operating expense increased 9.9% in 2004 to $12.0 million, related primarily to the 28.5% increase in access lines and a $0.8 million increase in depreciation expense. The increase in access lines and related minutes-of-use on the Company’s network has resulted in a $0.1 million increase in combined access and transport expenses. Capital expenditures in 2004 increased $0.6 million compared to 2003.

At the end of 2004, 53.0% of Greenfield access lines also subscribed to the Company’s long distance service, up from 47.6% in 2003. This increase was primarily due to a shift in the customer base. Earlier increases were mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers in malls historically do not elect the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines has increased the Company has seen the long distance penetration rates increase.

Wireless (in thousands, except subscribers)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$36,426	$32,548	$28,517	$3,878	11.9%	$4,031	14.1%
Operating expense	33,194	28,561	26,535	4,633	16.2%	2,026	7.6%

Operating income	$3,232	$3,987	$1,982	$(755)	(18.9)%	$2,005	101.2%

Depreciation expense	$2,378	$1,930	$1,689	$448	23.2%	$241	14.3%
Capital expenditures	2,210	2,229	1,107	(19)	(0.9)%	1,122	101.4%
Total assets	34,049	33,676	30,509	373	1.1%	3,167	10.4%

Subscribers	46,138	43,213	38,458	2,925	6.8%	4,755	12.4%

2005 compared to 2004

Operating revenue increased $3.9 million, or 11.9%, in 2005 compared to 2004. The increase in operating revenue was driven by a $2.4 million increase in roaming and settlement revenue and a $1.5 million increase in customer recurring revenue. The increase in roaming and settlement revenue related to a 35.2% increase in other carriers’ minutes of use on the Company’s network. The $1.5 million increase in customer recurring revenue was driven by a 6.8% increase in wireless subscribers.

Operating expense increased $4.6 million, or 16.2%, in 2005 compared to 2004. The increase in operating expense was attributable to a $4.3 million increase in cost of service expense and a $0.4 million increase in depreciation expense. Cost of service expense increased due to a $2.1 million increase in network operations expense, a $1.1 million increase in cost of sales and a $1.1 million increase in roaming and settlement expense. The increase in network operations expense was due to a $0.9 million increase in switching expense related to a 37.5% increase in total minutes of use on the Company’s network, a $0.5 million increase in long distance and feature-related expenses and a $0.4 million increase in tower lease expense. The $1.1 million increase in cost of sales resulted from an increase in handset expenses associated with our successful contract renewal efforts and to more expensive feature-rich handsets sold during 2005 compared to 2004. Roaming and settlement expense increased $1.1 million primarily due to an increase in the minutes that the Company’s customers were roaming on other wireless carriers’ networks. Contributing to the increase in roaming minutes of use, during February 2005, Cingular implemented home-on-home roaming with another carrier in several North Carolina market areas. Home-on-home roaming shifted higher than expected customer traffic to the other carrier’s network and negatively impacted Wireless’s roaming costs. In the third quarter of 2005, Cingular discontinued home-on-home roaming within the Company’s service territory.

Capital expenditures of $2.2 million in 2005 primarily related to the addition of four new cell sites in the Company’s territory and the addition of capacity on other selected cell sites. The Company anticipates the construction of 8-10 new cell sites in 2006.

The Company will likely incur capital expenditures during 2006 related to the swap-out of certain cell site equipment to comply with Cingular’s decision to migrate its North Carolina cell site equipment to another vendor.

Although the timing and financial impact to the Company have not been finalized, approximately $5.0 million has been reserved in the 2006 capital budget to fund this upgrade.

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

Operating margins increased to 12.2% in 2004 compared to 7.0% in 2003. This increase was primarily due to lower compensation and benefit costs and an increase in revenue related to customer growth.

Capital expenditures were $2.2 million in 2004, primarily related to the addition of two new cell sites in the Company’s territory, the addition of capacity on selected other cell sites and the implementation of EDGE technology in the Company’s wireless network.

Internet and Data Services (in thousands, except lines and accounts)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$11,770	$10,885	$10,461	$885	8.1%	$424	4.1%
Operating expense	10,167	11,288	11,302	(1,121)	(9.9%)	(14)	(0.1%)

Operating income	$1,603	$(403)	$(841)	$2,006	497.8%	$438	52.1%

Depreciation expense	$1,761	$2,954	$1,551	$(1,193)	(40.4%)	$1,403	90.5%
Capital expenditures	1,229	1,380	2,434	(151)	(10.9%)	(1,054)	(43.3%)
Total assets	13,533	13,806	15,961	(273)	(2.0%)	(2,155)	(13.5%)

DSL lines	19,507	13,887	10,183	5,620	40.5%	3,704	36.4%
Dial-up accounts	6,522	9,041	10,838	(2,519)	(27.9%)	(1,797)	(16.6%)
High-speed accounts	693	606	545	87	14.4%	61	11.2%

2005 compared to 2004

Operating revenue increased $0.9 million, or 8.1%, in 2005 compared to 2004. The increase in operating revenue was due to a $1.2 million increase in customer recurring revenue, partially offset by a $0.3 million decrease in other revenue. The increase in customer recurring revenue was driven by a $1.9 million increase in DSL revenue resulting from a 5,620 increase in DSL customers. The 40.5% increase in DSL customer’s was driven by the Company’s approximate $9.0 million capital investment in its ILEC broadband initiative. DSL customer growth of 40.5% exceeded revenue growth of 33.5% due to initial promotional discounts offered to new DSL customers. Offsetting the increase in DSL revenue was a $0.5 million decline in dial-up revenue and a $0.2 million decline in high-speed revenue. The decline in dial-up revenue was due to the continued migration of dial-up customers to higher bandwidth offerings, while the high-speed business continued to experience significant price competition in data solutions for business customers.

Operating expense decreased $1.1 million, or 9.9%, in 2005 compared to 2004. The decrease in operating expense was attributable to a $1.2 million decrease in depreciation expense and a $0.3 million decrease in cost of service expense, partially offset by a $0.3 million increase in selling and administrative expense. The decrease in depreciation expense was due to the Company performing an assessment of the useful lives of certain assets in the Internet business during the third quarter of 2004, which resulted in the acceleration of depreciation expense for these assets during 2004.

Capital expenditures of $1.2 million in 2005 were primarily for DSL modems.

On September 1, 2004, the Company announced a plan to significantly enhance its broadband capabilities in its ILEC territory. The initiative has enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers.

The Company completed its plan in 2005 and can now offer broadband speeds of up to 10 Mbps throughout much of its ILEC service area. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy. The Company is currently working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan during 2006 to build upon the network enhancements completed in 2005. The 2006 consolidated capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

2004 compared to 2003

Operating revenue grew 4.1% in 2004 to $10.9 million. During 2004, the total number of DSL lines increased 36.4%, which resulted in revenue from DSL service increasing $1.6 million. This increase was partially offset by decreases in dial-up and high-speed revenue of $0.3 million and $0.4 million, respectively.

Operating expense was flat in 2004 compared to 2003. Operating margins increased to (3.7%) in 2004 compared to (8.0%) in 2003. This increase was primarily due to the growth in DSL accounts and a reduction in expenses compared to 2003.

DSL customers increased 36.4% in 2004 to a total of 13,887. This represented a penetration rate of 11.0% of combined Greenfield and ILEC access lines.

Other Business Units (in thousands)

	2005	2004	2003	2005-2004 Change		2004-2003 Change

Operating revenue	$—	$—	$—	$—	—%	$—	—%
Operating expense	2,346	2,448	3,696	(102)	(4.2)%	(1,248)	(33.8)%

Operating income	$(2,346)	$(2,448)	$(3,696)	$(102)	(4.2)%	$(1,248)	(33.8)%

Depreciation expense	$1,342	$1,378	$1,404	$(36)	(2.6)%	$(26)	(1.9)%
Capital expenditures	999	1,285	2,243	(286)	(22.3)%	(958)	(42.7)%
Total assets	51,118	49,224	53,213	1,894	3.8%	(3,989)	(7.5)%

2005 compared to 2004

Operating expense for the Company’s Other business segment decreased $0.1 million. The decline was primarily due to lower corporate related expenses. The expenses of the other business units consist primarily of certain expenses that are not allocated to operating business segments.

2004 compared to 2003

Operating expense for the Company’s other business units decreased $1.2 million in 2004 to $2.4 million. This $1.2 million decrease was related primarily to a decrease in corporate related expenses attributable to the other operating segment. The expenses of the other business units consist primarily of certain expenses that were not allocated to operating business segments.

Liquidity and Capital Resources

Net cash provided by operating activities

Cash provided by operating activities decreased $12.4 million to $38.3 million for the year ended December 31, 2005 compared to $50.7 million for 2004. A primary driver of the decrease was the payment of $4.5 million for the settlement of a tax assessment from the North Carolina Department of Revenue and an increase in cash paid for income taxes of $5.1 million. Also contributing to the decrease in cash provided by operating activities was an increase in the change of accounts receivable of $3.2 million, an increase in the change of materials and supplies of $0.9 million and an increase in the change of other assets of $0.7 million, related primarily to other accounts receivable and other operating assets. Partially offsetting these items was an increase in the change of accounts payable of $1.1 million.

Net cash used in investing activities

Cash used in investing activities decreased to $19.8 million in 2005 compared to $24.0 million invested in 2004. Net capital additions decreased $0.1 million. During 2005, the Company received $2.0 million and $1.2 million from the sale of property and from the distribution of escrow funds related to the Company’s prior equity interest in ITC Holding Company, respectively. Proceeds from the sale of investment securities were $2.7 million in 2005 compared to $2.5 million in 2004. Purchase of investment securities increased $1.8 million, while purchases of investments in unconsolidated companies decreased $1.3 million.

Net cash used in financing activities

Cash used in financing activities totaled $23.3 million in 2005 compared to $14.8 million in 2004. In 2005, the Company repaid $15.0 million of long-term debt compared to $10.0 million in 2004. In the second quarter of 2005, the Company increased its quarterly dividend payout to $0.10 per share. This increased the 2005 dividend payout to $0.37 per share compared to the 2004 dividend payout per share of $0.265. As a result, dividends paid increased $2.0 million during 2005. In addition, the Company repurchased 154,228 shares of Common Stock for $1.9 million and redeemed 3,102 shares of its 5% preferred stock for $0.3 million during 2005.

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on December 31, 2005 was 5.56%. At January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of December 31, 2005, $10.0 million was outstanding under the revolving credit facility, which is classified as current due to its maturity on March 31, 2006. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility.

The Company also has a senior unsecured 14-year term loan, of which $45.0 million was outstanding at December 31, 2005. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 31, 2014. Payments of principal were due beginning March 31, 2005 and are due quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million.

Anticipated sources and uses of funds

Cash flows from ILEC operations provide the Company’s primary source of funding for existing operations, capital expenditures, investment opportunities, dividends and debt service. On March 16, 2006, the Company announced that Palmetto MobileNet, L.P. (“Palmetto”) has sold its ownership interests in the ten wireless partnerships to Alltel Corporation for approximately $455 million cash. As a result of the transaction, the Company received a distribution from Palmetto of $97.4 million as proceeds from the sale. The Company has retained an investment banking firm to assist it in evaluating potential uses of the proceeds, which may include a share repurchase offer, funding for its recently announced broadband service and network plan, and/or strategic investments to complement its business plan. The Company plans to conclude this evaluation shortly, and may elect to pursue one or multiple uses of the proceeds.

The Company currently has available $30.0 million under its $40.0 million unsecured revolving credit facility and assets, including investment securities, that can be monetized. The Company believes its existing sources of liquidity, cash provided by operations, new or existing credit facilities and the sale of investment securities will satisfy the anticipated working capital and capital expenditure requirements for the foreseeable future.

The Company’s capital expenditures in 2006 are expected to be approximately $38.0 million to $42.0 million. The Company has been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan during 2006 to build upon the network enhancements completed in 2005. The 2006 capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

The Company will likely incur capital expenditures during 2006 related to the swap out of certain cell site equipment to comply with Cingular’s decision to migrate its North Carolina cell site equipment to another vendor. Although the timing and financial impact to the Company has not been finalized, approximately $5.0 million has been reserved in the 2006 capital budget to fund this upgrade.

Other uses of cash in 2006 may include investments in unconsolidated companies and marketable securities. The Company expects to fund these outlays through cash from operations and sales of investment securities.

The following table discloses aggregate information about the Company’s contractual obligations as of December 31, 2005 and the periods in which payments are due (in thousands):

	Payments Due by Year
		Less Than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Revolving credit facility	$10,000	$10,000	$—	$—	$—
Term loan	45,000	5,000	10,000	10,000	20,000
Variable interest payments	139	139	—	—	—
Fixed interest payments	15,235	3,157	5,216	3,751	3,111
Operating leases	13,503	2,717	4,580	3,732	2,474
Capital leases	577	485	92	—	—
Other service contracts	2,148	969	1,007	172	—

	$86,602	$22,467	$20,895	$17,655	$25,585

Accounting Considerations

There are several recently issued accounting pronouncements that the Company has or will adopt. See Note 1 of the “Notes to Consolidated Financial Statements” for a discussion of those pronouncements and estimated impact on the Company’s reported results from operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operation of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about the Company that could cause actual results to differ materially from those reflected in the forward-looking statements. In addition to the factors set forth in Item 1A, factors that may cause actual results to differ materially from these forward-looking statements are:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, currently 1.25%. The interest rate on December 31, 2005 was 5.56%. At January 25, 2006, the Company reduced its available line of credit to $40.0 million. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of December 31, 2005, $10.0 million was outstanding under the revolving credit facility, which is classified as current due to its maturity on March 31, 2006. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility.

The Company also has a $50.0 million senior unsecured 14-year term loan, of which $45.0 million was outstanding at December 31, 2005. The term loan requires quarterly payments of interest at a fixed rate of 7.32% until maturity on December 13, 2014. Payments of principal were due beginning March 31, 2005 and are due quarterly thereafter through December 31, 2014 in equal quarterly amounts of $1.25 million.

The Company has one interest rate swap agreement that establishes a fixed rate of interest on $5.0 million of the outstanding balance under the revolving credit facility as of December 31, 2005. Under this agreement, the Company pays interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. The interest rate swap will protect the Company, to the extent of $5.0 million of outstanding principal amount, against an upward movement in interest rates, but subjects the Company to above market interest costs if interest rates decline. The Company believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations. This interest rate swap agreement was settled on March 29, 2006.

Additional information regarding the interest rate swap agreement is contained in Note 8 “Debt Instruments” and Note 10 “Derivative Financial Instruments” of the Consolidated Financial Statements included in Part IV Item 15(a)(1) of this Annual Report on Form 10-K.

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

The Company’s consolidated financial statements, the financial statement schedules required to be filed with this report and the report of the independent registered public accounting firm are set forth on pages F-1 through F-40 of this report. The selected quarterly financial data required by this Item is included in Note 18 of the Company’s consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses in our internal control over financial reporting as described below.

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

The Company’s management has conducted an assessment of its internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the

Company’s management has concluded that, because of the following material weaknesses in internal control over financial reporting, the Company did not maintain effective internal control over financial reporting as of December 31, 2005:

•	The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls to ensure the proper classification of balance sheet accounts. Specifically, management does not have sufficient policies and procedures in place to determine current and non-current classification of assets and liabilities. This deficiency resulted in a material error in the classification of the non-current portion of accrued pension cost and other retirement liabilities and also resulted in errors in the classification of accounts receivable, deferred interest and deferred maintenance for sales-type leases, and inventory obsolescence reserves. Such errors were corrected prior to the issuance of the Company’s 2005 consolidated financial statements.

•	The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls over accounting for equity-method investments. Specifically, the Company does not have policies and procedures that provide for the maintenance of adequate documentation of differences between the Company’s carrying value of an equity-method investment and its underlying equity in the investee in order to provide for an adequate reconciliation process and management review of the reconciliation to ensure the accuracy of the reported equity-method investment balance. This deficiency resulted in an understatement of the Company’s carrying value of investments in unconsolidated companies. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

KPMG LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 9A.(d) below.

(c)	Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In response to the material weaknesses noted above, in 2006, the Company has initiated the following corrective actions:

•	The Company is in the process of implementing additional policies and procedures associated with the review and documentation of the classification of all balance sheet accounts to ensure proper classification as either current or non-current assets or liabilities.

•	The Company is in the process of implementing additional policies and procedures associated with the review of support and reconciliations of the differences between the Company’s carrying value of its investments in unconsolidated companies and its underlying equity in the investee accounted for under the equity method.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CT Communications, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (Item 9A.(b)), that CT Communications, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•	The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls to ensure the proper classification of balance sheet accounts. Specifically, management does not have sufficient policies and procedures in place to determine current and non-current classification of assets and liabilities. This deficiency resulted in a material error in the classification of the non-current portion of accrued pension cost and other retirement liabilities and also resulted in errors in the classification of accounts receivable, deferred interest and deferred maintenance for sales-type leases, and inventory obsolescence reserves.

•	The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls over accounting for equity-method investments. Specifically, the Company does not have policies and procedures that provide for the maintenance of adequate documentation of differences between the Company’s carrying value of an equity-method investment and its underlying equity in the investee in order to provide for an adequate reconciliation process and management review of the reconciliation to ensure the accuracy of the reported equity-method investment balance. This deficiency resulted in an understatement of the Company’s carrying value of investments in unconsolidated companies. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CT Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. The material weaknesses described above were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 30, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that CT Communications, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CT Communications, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Charlotte, North Carolina
March 30, 2006

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The information called for by Item 10 with respect to directors and Section 16 matters, including the identification of an audit committee financial expert, is set forth in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Registrant” of this report.

The Company has adopted a code of ethics, the Code of Business Conduct and Ethics, which applies to all directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Code of Business Conduct and Ethics is available to the public in the “Investors” section of the Company’s web site at www.ctc.net.

Item 11.  Executive Compensation

The information called for by Item 11 is set forth in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation,” respectively, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management called for by Item 12 is set forth in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the captions “Principal Shareholders” and “Management Ownership of Common Stock,” respectively, and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Number of
	Securities to be			Number of
	Issued Upon		Weighted-Average	Securities
	Exercise of		Exercise Price of	Remaining available
	Outstanding		Outstanding	for Future Issuance
	Options, Warrants		Options, Warrants	Under Equity
Plan Category	and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders	1,704,729	(1)	$13.49	1,236,126	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	Includes 306,899 options to purchase shares of Common Stock under the Omnibus Stock Compensation Plan, 1,375,294 options to purchase shares of Common Stock under the Amended and Restated 2001 Stock Incentive Plan and 22,536 options to purchase shares of Common Stock under the Comprehensive Stock Option plan.

(2)	Includes 415,750 shares originally authorized for issuance under the Omnibus Stock Compensation Plan that were transferred to the Amended and Restated 2001 Stock Incentive Plan in accordance with that plan. Also includes an additional 811,942 shares authorized under the Amended and Restated 2001 Stock Incentive Plan, 480 shares authorized under the Comprehensive Stock Option Plan and 7,954 shares authorized under the 1996 Director Compensation Plan. Available shares shown above for the Omnibus Stock Compensation Plan and the Amended and Restated 2001 Stock Incentive Plan include shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the plans.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is set forth in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the caption “Auditor Fee Information” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm,

•	Consolidated balance sheets as of December 31, 2005 and 2004,

•	Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003,

•	Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003,

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003,

•	Consolidated statements of comprehensive income for the years ended December 31, 2005, 2004 and 2003 and

•	Notes to consolidated financial statements.

(2) Consolidated Financial Statement Schedules: Schedule II is included. All other financial statement schedules are not applicable.

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-41 through F-53 of this report.

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
Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2006.

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
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS INDEX
December 31, 2005, 2004 and 2003

INDEX

(1)	Consolidated Financial Statements

The following financial statements, together with independent registered public accounting firm’s report thereon, are included:

•	Independent Registered Public Accounting Firm’s Report	F-2

•	Consolidated balance sheets as of December 31, 2005 and 2004	F-3

•	Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003	F-4

•	Consolidated statements of comprehensive income for the years ended December 31, 2005, 2004 and 2003	F-5

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003	F-6 and F-7

•	Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	F-8

•	Notes to consolidated financial statements	F-9 to F-39

(2)  Consolidated Financial Statement Schedule

The following financial statement schedule is included:

•	Schedule II — Valuation and Qualifying Accounts	F-40

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CT Communications, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Charlotte, North Carolina
March 30, 2006

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

(in thousands, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$23,011	$28,358
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $337 at 2005 and $313 at 2004	16,336	15,052
Other accounts receivable	2,585	1,147
Materials and supplies	1,396	1,070
Deferred income taxes	—	510
Wireless spectrum held-for-sale	15,646	—
Other	3,239	3,712

Total current assets	62,213	49,849

Investment securities	5,845	5,190
Other investments	1,690	1,500
Investments in unconsolidated companies	15,618	16,002
Property and equipment, net	200,179	206,877
Goodwill	9,906	9,906
Other intangibles, net	19,989	35,401
Other assets	5,980	5,139

Total assets	$321,420	$329,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$15,000	$5,000
Accounts payable	8,482	6,822
Accrued payroll	8,129	7,231
Customer deposits and advance billings	2,538	2,423
Income taxes payable	2,107	3,210
Accrued pension and postretirement benefit cost	481	496
Deferred tax liability	432	—
Other accrued liabilities	2,650	3,254
Liabilities of discontinued operations	122	604

Total current liabilities	39,941	29,040

Long-term debt	40,000	65,000
Deferred credits and other liabilities:
Deferred income taxes	25,078	28,739
Investment tax credits	—	115
Post-retirement and pension	15,842	14,758
Other	4,679	3,984

Total deferred credits and other liabilities	45,599	47,596

Total liabilities	125,540	141,636

Stockholders’ equity:
Preferred stock not subject to mandatory redemption:
5% series, $100 par value; 3,356 shares outstanding at 2004	—	336
4.5% series, $100 par value; 614 shares outstanding at 2005 and 2004	61	61
Common stock, 18,930,624 at 2005 and 18,883,825 at 2004 shares outstanding	42,648	42,222
Other capital	298	298
Unearned compensation	(307)	(268)
Accumulated other comprehensive income	282	215
Retained earnings	152,898	145,364

Total stockholders’ equity	195,880	188,228

Total liabilities and stockholders’ equity	$321,420	$329,864

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

	2005	2004	2003

Operating revenue:
Telephone	$123,469	$120,248	$121,983
Wireless and internet	48,196	43,432	38,978

Total operating revenue	171,665	163,680	160,961

Operating expense:
Telephone cost of service (excludes depreciation of $23,507, $21,172 and $21,518, respectively)	37,719	35,312	35,614
Wireless and internet cost of service (excludes depreciation of $4,021, $4,736 and $2,967, respectively)	23,156	19,178	18,668
Selling, general and administrative (excludes depreciation of $4,355, $4,862 and $4,381, respectively)	56,943	54,866	56,488
Depreciation	31,883	30,770	28,866

Total operating expense	149,701	140,126	139,636

Operating income	21,964	23,554	21,325

Other income (expense):
Equity in income of unconsolidated companies, net	4,275	5,771	5,829
Interest, dividend income and gain on sale of investments	2,989	1,463	16,269
Impairment of investments	(546)	(1,834)	(1,744)
Interest expense	(4,546)	(4,843)	(5,850)
Other (expense) income	(279)	37	(593)

Total other income	1,893	594	13,911

Income from continuing operations before income taxes	23,857	24,148	35,236
Income taxes	9,308	9,445	13,526

Income from continuing operations	14,549	14,703	21,710
Discontinued operations:
Loss from operations of discontinued business, net of income tax benefits of $276 in 2003	—	—	(424)

Net income	14,549	14,703	21,286
Dividends on preferred stock	10	20	20

Earnings for common stock	$14,539	$14,683	$21,266

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.78	$1.16
Discontinued operations	—	—	(0.02)
Net income	0.77	0.78	1.13
Diluted earnings (loss) per share:
Continuing operations	$0.77	$0.77	$1.15
Discontinued operations	—	—	(0.02)
Net income	0.77	0.77	1.13
Basic weighted average shares outstanding	18,785	18,867	18,747
Diluted weighted average shares outstanding	18,947	19,007	18,808

See accompanying notes to the consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Net income	$14,549	$14,703	$21,286
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities, net of tax (benefit) expense of $(15), $(481), and $376 in 2005, 2004 and 2003, respectively	(23)	(861)	673
Reclassification adjustment for losses (gains) on investments realized in net income, net of tax benefit (expense) of $59, $326 and ($23) in 2005, 2004 and 2003, respectively	90	584	(41)

Comprehensive income	$14,616	$14,426	$21,918

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

						Accum.
	5% Series	4.5% Series				Other		Total
	Pref.	Pref.	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2002	$336	$61	$39,962	$298	$(470)	$(140)	$119,295	$159,342

Net income	—	—	—	—	—	—	21,286	21,286
Issuance of 97,282 shares of common stock	—	—	1,047	—	—	—	—	1,047
Issuance of 28,248 shares for exercise of stock options	—	—	252	—	—	—	—	252
Repurchase of 43,083 shares of common, including cancellations	—	—	(461)	—	—	—	—	(461)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,890)	(4,890)
Other comprehensive income	—	—	—	—	—	632	—	632
Restricted stock compensation, net of $774 earned in 2003	—	—	—	—	206	—	—	206

Balances at December 31, 2003	$336	$61	$40,800	$298	$(264)	$492	$135,671	$177,394

Net income	—	—	—	—	—	—	14,703	14,703
Issuance of 141,302 shares of common stock	—	—	1,752	—	—	—	—	1,752
Issuance of 2,974 shares for exercise of stock options	—	—	25	—	—	—	—	25
Repurchase of 29,638 shares of common, including cancellations	—	—	(355)	—	—	—	—	(355)
Dividends declared:
5% preferred	—	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(4,990)	(4,990)
Other comprehensive income (loss)	—	—	—	—	—	(277)	—	(277)
Restricted stock compensation, net of $812 earned in 2004	—	—	—	—	(4)	—	—	(4)

Balances at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
Years ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	5% Series	4.5% Series				Accum. Other		Total
	Pref.	Pref.	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Capital	Compensation	Income (Loss)	Earnings	Equity

Balances at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228

Net income	—	—	—	—	—	—	14,549	14,549
Issuance of 166,193 shares of common stock	—	—	1,904	—	—	—	—	1,904
Issuance of 76,725 shares for exercise of stock options	—	—	739	—	—	—	—	739
Repurchase of 196,119 shares of common, including cancellations	—	—	(2,448)	—	—	—	—	(2,448)
Tax benefits from stock options exercised	—	—	64	—	—	—	—	64
Stock compensation expense — acceleration of stock option vesting	—	—	167	—	—	—	—	167
Redemption of 3,356 shares of 5% Series preferred stock	(336)	—	—	—	—	—	—	(336)
Dividends declared:
5% preferred	—	—	—	—	—	—	(7)	(7)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(7,005)	(7,005)
Other comprehensive income (loss)	—	—	—	—	—	67	—	67
Restricted stock compensation, net of $821 earned in 2005	—	—	—	—	(39)	—	—	(39)

Balances at December 31, 2005	$—	$61	$42,648	$298	$(307)	$282	$152,898	$195,880

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$14,549	$14,703	$21,286
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	424
Depreciation	31,883	30,770	28,866
Accretion expense on asset retirement obligation	84	—	—
Gain on sale of investment securities	(398)	(466)	(64)
Impairment of investments	546	1,834	1,744
Impairment of wireless spectrum held for sale	161	—	—
Stock compensation expense	988	812	774
Loss on sale of equipment	268	—	—
Gain on sale of investments in unconsolidated companies	(1,189)	—	(15,063)
Equity in income of unconsolidated companies, net	(4,275)	(5,771)	(5,829)
Undistributed patronage dividends	(259)	(422)	(380)
Provision for loss on accounts receivable	1,127	1,399	1,439
Deferred income taxes and tax credits	(2,899)	5,331	10,363
Long-term pension and post-retirement benefits	1,084	(201)	146
Changes in operating assets and liabilities:
Accounts receivable	(2,411)	763	(1,572)
Materials and supplies	(232)	694	(304)
Other assets	(2,176)	(1,498)	740
Accounts payable	1,660	572	(2,410)
Customer deposits and advance billings	115	467	54
Accrued liabilities	727	1,040	3,282
Income taxes	(1,103)	664	6,151

Net cash provided by operating activities	38,250	50,691	49,647

Cash flows from investing activities:
Capital expenditures	(27,094)	(27,197)	(23,762)
Proceeds from sale of property, plant and equipment	2,003	—	—
Proceeds from sale of investment in unconsolidated companies	1,245	—	17,052
Proceeds from sale of investment securities	2,718	2,530	458
Purchases of investments in unconsolidated companies	(50)	(1,391)	(3,849)
Purchases of investment securities	(3,296)	(1,498)	(396)
Purchase of wireless spectrum	—	(200)	—
Distribution from unconsolidated companies	4,628	3,744	5,679

Net cash used in investing activities	(19,846)	(24,012)	(4,818)

Cash flows from financing activities:
Repayment of long-term debt	(15,000)	(10,000)	(30,000)
Redemption of preferred stock	(310)	—	—
Dividends paid	(7,015)	(5,010)	(4,909)
Repurchases of common stock	(1,945)	—	—
Common stock issuances	1,001	200	428

Net cash used in financing activities	(23,269)	(14,810)	(34,481)

Net cash used in discontinued operations — operating activities (revised, see Note 2)	(482)	(468)	(1,043)
Net (decrease) increase in cash and cash equivalents	(5,347)	11,401	9,305
Cash and cash equivalents at beginning of year	28,358	16,957	7,652

Cash and cash equivalents at end of year	$23,011	$28,358	$16,957

Supplemental cash flow information:
Cash paid for income taxes	$13,037	$3,443	$2,271
Cash paid for interest	4,664	5,177	8,137
Supplemental disclosure of non-cash investing and financing activities:
Cancellation of note payable and reduction in other intangibles in connection with disposition of wireless spectrum	$—	$—	$(17,697)
Common and restricted shares issued under annual bonus and incentive plan	$782	$760	$297

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Principles of Consolidation and Organization

These consolidated financial statements include the accounts of CT Communications, Inc., a holding company, and its wholly-owned subsidiaries, The Concord Telephone Company (“Concord Telephone”), CT Wireless Cable, Inc. (“CT Wireless Cable”), Wavetel, L.L.C. (“Wavetel”), WebServe, Inc. (“WebServe”), Wireless One of North Carolina, L.L.C. (“WONC”), CTC Long Distance Services, LLC (“CTLD”), CT Cellular, Inc. (“CT Cellular”), CTC Exchange Services, Inc. (“Exchange Services”), CT Internet Services, Inc. (“Internet Services”), CT Communications Northeast Wireless Trust (liquidated in December 2003), CT Communications Northeast Trust (liquidated in December 2003), CT Communications Northeast, Inc. (“CTNE”) (liquidated in October 2005), CT Services, Inc., CTC Employment Services, LLC, Wavetel NC License Corporation, Progress Place Realty Holding Company, LLC, CT Global, LLC (“CT Global”), WaveTel TN, L.L.C., and Carolina Personal Communications, Inc. (“CTC Wireless”).

CT Communications, Inc. and subsidiaries (the “Company”) operate entirely in the communications industry. Concord Telephone, the Company’s principal subsidiary, provides local telephone service as well as telephone and equipment rental to customers who are primarily residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service through CTLD. CT Cellular owns and accounts for investments in a limited partnership, which provides cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless provides wireless telephone service to customers in the Company’s service area and accounts for the retail operations and services provided in relation to personal communications services, a wireless telecommunications system which includes voice, data interface and paging. CT Wireless Cable accounts for the investment in WONC. WONC accounts for the investment in Wavetel NC License Corporation, which holds the ownership of certain Educational Broadband Service (“EBS”) and Broadband Radio Services (“BRS”) wireless spectrum primarily in North Carolina. Exchange Services provides competitive local telephone service in North Carolina. CT Global was formed to build telecommunications networks outside of the United States. CTNE held the Company’s investment securities and investments in unconsolidated companies prior to its liquidation in October 2005. Internet Services provides Internet services to customers in North Carolina and Georgia. WebServe provided web hosting, electronic commerce, collocation, virtual private network or intranets, remote access and security solutions to customers primarily in North Carolina until the sale of WebServe assets, which occurred in October 2004. Wavetel provided broadband wireless data and voice services in Fayetteville, North Carolina until December 9, 2002.

(b) Reclassifications

In certain instances, amounts previously reported in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

(c) Property and Equipment

Telephone plant in service is stated at original cost and includes certain capitalized indirect costs consisting of personnel related expenses.

Maintenance, repairs, and minor renewals are primarily charged to maintenance expense accounts. Additions, renewals, and betterments of property and equipment are capitalized. When assets are retired, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	30 to 40 years
Equipment	3 to 7 years
Central office equipment	7 to 10 years
Poles, wires, cables and conduit	17 to 50 years

(d) Asset Retirement Obligations

The Company records its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. In accordance with the provisions of SFAS No. 143, the Company recognizes a retirement obligation (future cost of removal) pertaining to its long-lived assets when a legal obligation exists to remove long-lived assets at some point in the future. The Company has used a probability-weighted cash flow approach in estimating its potential retirement obligations.

(e) Investment Securities

Investment securities at December 31, 2005 and 2004 consist of debt securities and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

(f) Other Investments

Other investments consist primarily of the Company’s investment in CoBank, ACB (“CoBank”). The Company receives patronage dividends from CoBank, which is organized as a cooperative bank for federal income tax purposes. Patronage dividends represent cash distributions and share allocations of CoBank’s earnings distributed to the Company. Non-cash share allocations are included in “Other investments” on the Company’s Consolidated Balance Sheets, and are recognized as other income in the period earned.

(g) Investments in Unconsolidated Companies

The Company has interests in several partnerships and corporations that primarily operate in the telecommunications industry. Investments in unconsolidated companies over which the Company has the ability to exercise significant influence are accounted for by the equity method.

(h) Materials and Supplies

Materials and supplies are determined principally at the lower of average cost or market. Cost of sales are charged at average cost.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(j) Revenue Recognition

Revenue is recognized when services are provided regardless of the period in which they are billed. Revenue from sales of telephone equipment is recognized upon delivery to the customer for direct-sales of equipment while revenue from sales-type leases is recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the lease term using the straight-line method, which effect is not significantly different than the effective interest method. For 2005, 2004 and 2003, the Company recognized $4.7 million, $3.9 million and $4.6 million, respectively, in revenue from sales of telephone equipment. The related cost of sales were approximately $2.2 million, $1.7 million and $2.1 million in 2005, 2004 and 2003, respectively.

Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer, which is 3 to 7 years.

Certain interstate rates charged by the Company are regulated by the FCC and may be subject to potential over-earnings claims if the Company’s interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains a liability related to over-earnings based on management’s estimate. Management periodically assesses the Company’s liability and makes adjustments as applicable. Changes in management’s estimate could result from changes in current and future legislation, regulatory filings and FCC rulings, as well as any other factors that may impact management’s estimate.

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

The Company periodically makes claims for recovery of certain amounts related to access charges on certain minutes of use terminated by the Company on behalf of other carriers. Management is unable to reasonably estimate the timing and amount of ultimate recovery from these claims until collection negotiations have been concluded. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectability, the Company will recognize revenue in the period that assurance or collection occurs.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Goodwill and Intangibles

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and began utilizing the fair-value based impairment approach. The Company will test goodwill for impairment on an annual basis. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

Other intangibles consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, upon adoption of SFAS No. 142, the Company is no longer amortizing wireless licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company will periodically review its determination of an indefinite useful life for wireless licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Accordingly, the Company will test other intangibles for impairment on an annual basis.

As of December 31, 2005 and December 31, 2004, the Company completed its annual impairment test that resulted in no impairment charge to goodwill or wireless licenses as the determined fair value exceeded carrying value.

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 7, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that are the holders of the Company’s EBS, BRS, and related rights and obligations, entered into a Purchase Agreement, dated June 6, 2005 (the “Purchase Agreement”), with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses and EBS spectrum lease rights for aggregate consideration of up to $16 million in cash. The closing of the sale is subject to the consent of the EBS spectrum licensors, regulatory approvals, and other customary closing conditions. The Company currently anticipates that the closing of the acquisition will occur in the first half of 2006. As a result of the Purchase Agreement, the carrying value of the spectrum lease rights of $15.6 million was reclassified from Other Intangibles to Wireless spectrum held-for-sale, a current asset, in accordance with SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” Under SFAS 144, a long-lived asset to be sold shall be classified as held for sale when certain criteria are met, including the expected completion of sale within a one-year period. At December 31, 2005, the Company had met all criteria for recognition of the spectrum lease rights as long-lived assets held for sale. During the fourth quarter of 2005, the Company capitalized as part of the asset additional purchase consideration of $0.3 million relating to a settlement of contingent purchase consideration regarding the spectrum licenses and rights. The Company performed an analysis for impairment of the spectrum rights to be sold in the Purchase Agreement and recorded an impairment charge of $0.2 million in the fourth quarter of 2005.

Other intangible assets at December 31, 2005 and December 31, 2004 consisted of wireless licenses with a carrying value of $20.0 million and $35.4 million, respectively.

(l) Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities at the date of purchase of three months or less to be cash equivalents.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Use of Estimates

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

(n) Impairment of Long-Lived Assets

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

(o) Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” issued in March 2000 to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

SFAS No. 123 (revised 2004), ”Share-Based Payment” (“SFAS No. 123R”) was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after December 15, 2005.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company will be required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The Company believes that the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company has changed its compensation philosophy and no longer grants stock options.

At December 31, 2005, the Company had five stock-based compensation plans, which are described in Note 13 herein. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, the Company recognized compensation cost of $0.2 million during the third quarter of 2005 related to the acceleration of the vesting of stock options.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	2005	2004	2003

Assumptions used in Black Scholes pricing model:
Expected dividend yield	2.50%	1.92%	3.1%
Risk-free interest rate	4.2%	3.3%	3.5%
Weighted average expected life	5 years	5 years	6 years
Expected volatility	57%	52%	52%
Fair value per share of options granted	$4.73	$5.65	$4.74

Net income as reported	$14,549	$14,703	$21,286
Stock based compensation costs, net of income tax, included in net income as reported	602	812	774
Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	3,806	1,086	807
Pro-forma net income	10,743	13,617	20,479

Earnings per share as reported — basic	0.77	0.78	1.13
Earnings per share as reported — diluted	0.77	0.77	1.13

Pro-forma earnings per share — basic	0.57	0.72	1.09
Pro-forma earnings per share — diluted	0.57	0.72	1.09

(p) Earnings Per Share

Basic earnings per share are computed by dividing earnings for common stock by the weighted average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and restricted stock. Dilutive shares were 162,000 in 2005, 140,000 in 2004 and 61,000 in 2003. Anti-dilutive shares totaling 1,015,000 in 2005, 544,000 in 2004 and 572,000 in 2003 were not included in the computation of diluted earnings per share and diluted weighted average shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. During the first quarter of

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, as part of the Company’s long-term incentive plan, the Company will issue approximately 27,000 shares of unrestricted shares and approximately 80,000 shares of restricted shares at an average price of $12.22 per share. No adjustment to earnings for common stock is required when computing diluted earnings per share.

(q) Derivative Instruments

The Company is exposed to certain interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading or speculative purposes.

The Company has one interest rate swap agreement that establishes a fixed rate of interest on $5.0 million of the outstanding balance under the revolving credit facility as of December 31, 2005. Under this agreement, the Company pays interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. This agreement matures on November 3, 2006.

The Company accounts for this agreement under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. The variable-to-fixed interest rate swaps are recorded on the balance sheet at fair value, with changes in fair value recorded through interest expense.

(r)	Recent Accounting Pronouncements

In March 2004, the EITF of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. EITF Issue No. 03-1 requires additional disclosures for investments accounted for under SFAS No. 115 and No. 124 effective for fiscal years ended after December 15, 2003. In September 2004, the EITF issued No. 03-1-1 that delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In May 2004, the FASB issued Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”). In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided; rather the plan provides a reimbursement of premiums paid by the retiree.

In December 2004, the FASB issued SFAS No. 123R, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at the grant-date fair value. The fair value cost is then recognized over the period that services are provided. The Company will adopt SFAS No. 123R on January 1, 2006, with no expected material effect on its consolidated financial statements.

In April 2005, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide additional guidance regarding the application of SFAS No. 123R. SAB No. 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB No. 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. Based upon SEC rules issued in April 2005, SFAS No. 123R is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005 with no material impact to its consolidated financial statements. See Note 4 for further discussion regarding asset retirement obligations.

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

(2)	Discontinued Operations

On December 9, 2002, the Company discontinued its wireless broadband commercial trial operations in Fayetteville, North Carolina. These operations were provided by Wavetel, a subsidiary of the Company. The Company ceased Wavetel’s operations due to significant operating losses, the limited coverage area provided by the technology available at the time and the inability to obtain outside investment. Complete disposal of the business through sale and disposal of assets was completed by June 30, 2003. During 2003, the Company recorded an additional loss from discontinued operations, before income taxes, of $0.7 million.

In connection with the discontinuance of operations, the Company recorded related liabilities for estimated severance costs, lease termination costs and other exit costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” The liabilities of the discontinued operations at December 31, 2005 and 2004 consist of the following (in thousands):

	December 31,	December 31,
	2005	2004

Liabilities of discontinued operations:
Other liabilities, primarily lease obligations	$122	$604

Total liabilities of discontinued operations	$122	$604

A summary of restructuring liability activity related to the discontinued operations for the years ended December 31, 2005 and 2004 is as follows (in thousands):

Balance at December 31, 2003	$1,072
Lease payments	(468)

Balance at December 31, 2004	604
Lease payments	(482)

Balance at December 31, 2005	$122

In 2005, the Company disclosed the net cash used in discontinued operations in 2005, 2004 and 2003 related to operating activities, which in prior periods was not specifically identified as related to operating activities.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Property and Equipment

Property and equipment at December 31, 2005 and 2004 is composed of the following (in thousands):

	2005	2004

Land, buildings and general equipment	$91,496	$91,705
Central office equipment	190,220	177,455
Poles, wires, cables and conduit	163,868	155,049
Construction in progress	4,545	5,364

	450,129	429,573
Accumulated depreciation	(249,950)	(222,696)

Property and equipment, net	$200,179	$206,877

In June 2005, the Company sold land for $1.9 million, which approximated book value.

During the year ended December 31, 2005, the Company retired equipment primarily consisting of central office equipment with cost and net book value of $5.0 million and $0.3 million, respectively, and recognized a loss on the retirement of $0.3 million.

(4)	Asset Retirement Obligations

In March 2005, the FASB issued FIN 47, an interpretation of SFAS No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47 during December of 2005, with no impact on its financial statements, except for the disclosure requirements of FIN 47 for certain asset retirement obligations that cannot be estimated.

Asset retirement obligations for the Company that have been recorded relate primarily to the removal of underground storage tanks, disposal of lead-acid batteries and contractual tower leases for cell sites. As of December 31, 2005, the Company recognized an asset retirement obligation of $0.3 million. The Company also has asset retirement obligations related to pole attachment agreements, right of way agreements and the removal of asbestos. At December 31, 2005, the Company has no liability recorded for these asset retirement obligations as they have indeterminate settlement dates.

The Company’s pole attachment license agreements allow the Company to place its equipment and cables on the poles of other companies. These license agreements generally have perpetual renewal terms; therefore, they have an indeterminate settlement date as the range of time over which the Company may settle the related asset retirement obligations cannot be estimated. As a result, the Company cannot reasonably estimate the fair value of the liability. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The Company’s right of way agreements give the Company the right to use the land or other property of another party to place poles, conduits, cables, other structures and equipment, or to provide passage to access such structures and equipment. The right of way agreements that have asset removal terms generally have perpetual renewal terms; therefore, they have an indeterminate settlement date as the range of time over which the Company may settle the related asset retirement obligations cannot be estimated. Therefore, the Company cannot reasonably

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate the fair value of the liability. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The fair value of the Company’s obligation for asbestos removal is not reasonably estimable as the range of time over which the Company may settle the obligation is unknown. Therefore, the obligation has an indeterminate settlement date. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

(5)	Investment Securities

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s investments at December 31, 2005 and 2004, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
Equity Securities	Amortized	Holding	Holding	Fair
Available-for-Sale	Cost	Gains	Losses	Value

At December 31, 2005	$5,379	$537	$(71)	$5,845

At December 31, 2004	$4,855	$384	$(49)	$5,190

In October 2005, the Company purchased an 8% interest in the voting common stock of Lexcom, Inc., a rural telecommunications provider headquartered in Lexington, NC for $2.9 million. The telecommunications provider offers a comprehensive package of telecommunication services, including local and long distance telephone, Internet, video and wireless services. This investment is classified as an available-for-sale equity security.

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at December 31, 2005 is as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Common stock	$17	$38	$105	$33	$122	$71

Total temporarily impaired securities	$17	$38	$105	$33	$122	$71

The fair value and unrealized losses noted above relate to three different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be recognized.

In 2005, 2004 and 2003 proceeds from the sale of investment securities available for sale were $2.7 million, $2.5 million, and $0.5 million and included in income were gross realized gains of $0.4 million, $0.5 million, and $0.1 million. Gross realized losses were insignificant in 2005, 2004 and 2003.

During 2005, 2004 and 2003, the Company recognized impairment losses of $0.5 million, $1.4 million and $1.7 million, respectively. Of the $1.4 million in 2004, $1.3 million related to an impairment loss on an equity security investment due to a decline in fair value of the equity security that, in the opinion of management, was considered to be other than temporary. Impairment losses are included in the caption “Impairment of investments” on the Consolidated Statements of Income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Investments in Unconsolidated Companies

Investments in unconsolidated companies consist of the following (in thousands):

	Ownership
	Percentage
	2005	2005	2004

Equity Method:
Palmetto MobileNet, L.P.	22.4%	$10,654	$10,933
Other	Various	35	40
Cost Method:
Magnolia Holding Company	4.6%	1,587	1,680
PRE Holdings, Inc. (formerly ITC Financial Services, LLC)	1.7%	2,100	2,100
Other	Various	1,242	1,249

Total		$15,618	$16,002

Palmetto MobileNet, L.P. is a partnership that holds a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. Alltel Communications, Inc. is the managing partner of the 10 RSAs. The Company uses the equity method to account for its investment because the Company exercises significant influence over Palmetto MobileNet, L.P.’s operating and financial activities through the Company’s ownership interest in the corporate general partner of Palmetto MobileNet, L.P. In addition, the Company retains a seat on the Board of Directors of Palmetto MobileNet, L.P. (See Note 19 for Subsequent Event). The Company’s carrying value of Palmetto MobileNet, L.P. is approximately $10.3 million lower than the Company’s percentage share of the underlying net assets at December 31, 2005. This difference is associated with goodwill at Palmetto MobileNet, L.P. that is not amortized in accordance with the provisions of SFAS No. 142.

During 2003, the Company sold its 4.4% equity interest in ITC Holding Company which resulted in a gain to the Company of $15.2 million. As part of the purchase agreement, certain funds were held in escrow until certain contingencies were resolved. During the year ended December 31, 2005, the contingencies were resolved and the Company recorded an additional gain of $1.2 million upon the final distribution of the funds previously held in escrow.

In May 2003, the Company purchased a 4.6% interest in Magnolia Holding Company (“Magnolia”) for $3.0 million. The primary asset of Magnolia was Knology, Inc. (“Knology”), a company that provides voice, video, data and Internet connectivity to consumers, that became public in December 2003. In August 2003, the Company received a distribution from Magnolia in the form of shares of Knology preferred stock, which were later converted to common stock prior to Knology going public. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. The shares of Knology stock are classified as available-for-sale investment securities at December 31, 2005 and 2004.

In December 2003, the Company committed to purchase a 4.0% ownership interest in ITC Financial Services, LLC (“ITC Financial”) for $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that re-charge the debit card for certain transaction fees. In December 2003, the Company invested $0.8 million of its total $2.1 million commitment. In December 2004, the Company invested an additional $1.3 million, which fulfilled its total investment commitment to ITC Financial. In December 2004, ITC Financial merged with PRE Solutions to form PRE Holdings, Inc. The Company’s ownership interest in the newly formed company is 1.7%.

The Company recognized income of $4.3 million, $5.8 million and $5.8 million in 2005, 2004 and 2003, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to Palmetto MobileNet, L.P. During 2005, 2004 and 2003, the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company received cash distributions from Palmetto MobileNet, L.P. of $4.6 million, $3.7 million and $5.7 million, respectively.

Summarized financial position information and results of operations for Palmetto MobileNet, L.P. as of December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Current assets	$1,425	$3,125	$6,201
Property and other non-current assets	104,627	104,730	94,811
Current liabilities	476	398	2,767
Long-term debt	12,550	13,582	13,436
Partners’ capital	93,025	93,876	84,810
Equity in earnings of RSA partnership interests	20,861	26,563	28,258
Operating income	20,024	26,009	27,788
Net income	19,519	25,793	27,895

(7)	Fair Value of Financial Instruments

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

Other Investments — fair value is not determinable for the Company’s other investments recorded on the cost method.

Debt Instruments — the fair value of the Company’s long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

Derivative Financial Instruments — the fair value is based on the estimated amount the Company would receive or pay to terminate the agreements.

Based on the methods and assumptions noted above, the estimated fair values of the Company’s financial instruments, excluding the fixed-rate term loan, approximate carrying amounts at December 31, 2005 and 2004 due to the variability in interest rates of the underlying instruments not subject to an interest rate swap agreement.

The fair value of the $45.0 million and $50.0 million fixed-rate term loan at December 31, 2005 and 2004, respectively, was approximately $48.1 million and $54.3 million, respectively. The fair value estimate is based on the overall weighted interest rates and maturity and the rates and terms currently available in the long term financing markets.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt Instruments

Long-term debt at December 31 consists of the following (in thousands):

	2005	2004

Line of credit with interest at LIBOR plus 1.25% (5.56% at December 31, 2005 and 3.50% at December 31, 2004)	$10,000	$20,000
Term loan with interest at 7.32%	45,000	50,000

	55,000	70,000
Less: Current portion of long-term debt	15,000	5,000

Long-term debt	$40,000	$65,000

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios, that is currently 1.25%. The interest rate on December 31, 2005 and 2004 was 5.56% and 3.50%, respectively. The credit facility provides for quarterly payments of interest until maturity on March 31, 2006. As of December 31, 2005, $10.0 million was outstanding under the revolving credit facility. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility.

The Company also has a 7.32% fixed rate term loan that matures on December 31, 2014 with $45.0 million outstanding at December 31, 2005. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal quarterly installments of $1.25 million. The term loan and line of credit are unsecured and have debt covenants with specific requirements for leverage and the ratio of indebtedness to total capitalization. The Company has one interest rate swap agreement as of December 31, 2005 (See Note 10).

Total interest expense recognized in 2005, 2004 and 2003 was $4.5 million, $4.8 million, and $5.9 million, respectively. The aggregate maturities of debt instruments at December 31, 2005 are as follows (in thousands):

2006	$15,000
2007	5,000
2008	5,000
2009	5,000
2010	5,000
Thereafter	20,000

Total debt	$55,000

(9)	Leases

(a) Lease Obligations

The Company leases certain equipment under long-term capital lease arrangements. The total obligation under these agreements at December 31, 2005 is $0.6 million, of which $0.5 million is classified as short term and is included in other accrued liabilities on the Consolidated Balance Sheets. The long-term portion of the capital lease obligations of $0.1 million is included in other long-term liabilities on the Consolidated Balance Sheets. The assets under these capital leases have been classified in property and equipment and amount to $1.7 million at December 31, 2005 and 2004. Accumulated depreciation of these assets was $1.3 million and $0.8 million at December 31, 2005 and 2004, respectively. The assets are depreciated over the life of the equipment.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a number of operating leases, primarily for wireless cell tower sites. Future minimum lease payments under these operating leases and future minimum capital lease payments as of December 31, 2005 are (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31:
2006	$485	$2,717
2007	92	2,287
2008	—	2,293
2009	—	2,014
2010	—	1,718
After 5 years	—	2,474

Total minimum lease payments	577	$13,503

Less amount representing interest (at rates from 4% to 6%)	(17)

Present value of net minimum capital lease payments	560
Less current installments of obligations under capital leases	(452)

Obligations under capital leases, excluding current installments	$108

The operating lease commitments include the Company’s expected optional renewal periods that are reasonably assured related primarily to certain cell tower sites. The cell tower leases, which are subject to rent escalation clauses, generally have initial five-year terms with renewal options for additional five-year terms totaling 15 to 25 years. The Company’s rental expense totaled $4.0 million in 2005, $3.4 million in 2004, and $4.1 million in 2003.

(b) Sales-Type Leases

The Company offers its customers the option to lease certain phone systems under sales-type leases where the revenue is recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the lease term using the straight-line method which effect is not significantly different than the effective interest method.

The lease receivable and related deferred finance charges are as follows at December 31:

	2005	2004

Gross lease receivable	$3,342	$3,034
Deferred finance charges	(835)	(769)

Net lease receivable	$2,507	$2,265

Current portion included in accounts receivable	$778	$714
Non-current portion included in other non-current assets	1,729	1,551

Net lease receivable	$2,507	$2,265

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments as of December 31, 2005 are (in thousands):

2006	$1,187
2007	950
2008	684
2009	386
2010	135

Total lease receivable	$3,342

In prior periods, the Company classified its total lease receivable in accounts receivable and the related deferred finance charges in customer deposits and advance billings. The Company reclassified the current portion of deferred finance charges to accounts receivable and the non-current portion of the lease receivable and related deferred finance charges to other non-current assets for 2004 to conform to the 2005 presentation.

(10)	Derivative Financial Instruments

The Company currently has an interest rate swap agreement with a financial institution to manage its exposure on debt instruments. The variable-to-fixed interest rate swap is accounted for as a freestanding derivative, with changes in fair value recorded through interest expense. As of December 31, 2003, three swap agreements were outstanding on $20 million of the line of credit whereby the Company paid interest at fixed rates ranging from 3.81% to 5.9% in return for receiving interest at LIBOR. During 2004, two of the swaps matured. Under the agreement remaining at December 31, 2005, the Company pays interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. The remaining agreement was settled on March 29, 2006.

The fair value of the swap agreements at December 31, 2005 and 2004 was $6 thousand and ($0.1) million, respectively and are recorded in other long-term liabilities.

Adjustments to fair value of the swaps resulted in a decrease in interest expense in 2005, 2004 and 2003 of $0.1 million, $0.5 million and $0.6 million, respectively.

(11)	Common Stock

There are 100,000,000 shares of voting common stock, no par value, authorized.

The Company has a shareholders’ rights plan that entitles each shareholder the right to purchase additional shares of common stock at a specified price upon the occurrence of certain events related to a potential change in control.

Cash dividends per share of common stock were $0.37 in 2005, $0.265 in 2004 and $0.26 in 2003.

On June 24, 2005, the Company repurchased 126,628 shares of the Company’s common stock at fair value from The Pension Plan of The Concord Telephone Company, which represented substantially all of the shares of the Company’s common stock held by the pension plan, at an aggregate price of $1.6 million.

On April 28, 2005, the Board of Directors approved the continuation of the Company’s stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding common stock during the twelve-month period from April 28, 2005 to April 28, 2006. During the year ended December 31, 2005, the Company repurchased 27,600 shares under this program at an aggregate price of $0.3 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Basic weighted average shares outstanding	18,785	18,867	18,747
Effect of dilutive stock options and non- vested restricted stock	162	140	61

Total weighted average diluted shares outstanding	18,947	19,007	18,808

(12)	Preferred Stock

Preferred stock is comprised of cumulative $100 par value 4.5% series stock. There are 614 and 2,000 shares of the 4.5% series stock outstanding and authorized, respectively.

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

During the year ended December 31, 2005, the Company redeemed 3,102 shares at an aggregate price of $0.3 million, which left 254 shares remaining to be redeemed. At December 31, 2005, the remaining value of the shares was classified as a current liability.

(13)	Stock Compensation Plans

On August 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each stock option that was unvested as of such date. The closing price of the Company’s common stock on August 10, 2005 was $10.67 per share. Based on the closing price of the Company’s common stock on August 10, 2005, approximately 77,000 of the accelerated options were in-the-money (i.e., the option exercise price was less than $10.67 per share) and approximately 952,000 of the accelerated options were out-of-the-money (i.e., the option exercise price was greater than or equal to $10.67 per share).

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

The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company will be required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The Company believes that the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company has changed its compensation philosophy and no longer grants stock options.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, the Company recognized compensation cost of $0.2 million during the third quarter of 2005 related to the acceleration of the vesting of stock options. At December 31, 2005, the Company had five stock-based compensation plans, which are described below.

Comprehensive Stock Option Plan
The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2005, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within ten years of the date of grant.

Activity under the Comprehensive Option Plan for each of the years in the three-year period ended December 31, 2005 is as follows:

	Number	Weighted Average
	of Options	Exercise Price

Options outstanding and exercisable at December 31, 2002	84,784	$9
Options granted	—	—
Options exercised	(28,248)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2003	56,536	9
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2004	56,536	9
Options granted	—	—
Options exercised	(34,000)	9
Options forfeited	—	—

Options outstanding and exercisable at December 31, 2005	22,536	$9

As of December 31, 2005 and 2004, the 22,536 options outstanding and 56,536 options outstanding, respectively, have exercise prices between $8 and $9 and a weighted-average remaining contractual life of 1.2 and 1.4 years, respectively.

Restricted Stock Award Program
The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company records deferred compensation in the amount of the fair market value of the stock granted and amortizes this amount on a straight-line basis over the restricted period, generally 1 to 10 years. At December 31, 2005, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.

Director Compensation Plan
In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretion. An aggregate of 90,000 shares have been reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the issue date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2005 and 2004, the Company issued 13,554 shares and 12,987 shares with an average fair market value of approximately $11 and $13, respectively. At December 31, 2005, 7,954 shares were available for issuance under the Director Plan.

Omnibus Stock Compensation Plan
During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 stock awards under the plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the Amended and Restated 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, generally based on the most recent sales price at the date of grant, and must generally be exercised within ten years of the date of grant.

Activity under the Stock Plan for each of the years in the three-year period ended December 31, 2005 is as follows:

	Number	Weighted Average
	of Options	Exercise Price

Options outstanding at December 31, 2002	406,233	$24
Options granted	—	—
Options exercised	—	—
Options forfeited	(55,407)	22

Options outstanding at December 31, 2003	350,826	23
Options granted	—	—
Options exercised	—	—
Options forfeited	(24,440)	23

Options outstanding at December 31, 2004	326,386	23
Options granted	—	—
Options exercised	—	—
Options forfeited	(19,487)	24

Options outstanding at December 31, 2005	306,899	$22

At December 31, 2005, 2004 and 2003, approximately 306,899, 301,246 and 259,200 options were exercisable.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2005:

		Number Outstanding
	Weighted-Average	and Exercisable at
Range of Exercise	Remaining	December 31,	Weighted-Average
Prices	Contractual Life	2005	Exercise Price

$10.53 - $13.39	3.35	10,322	$11.49
$15.82 - $20.00	4.26	163,019	17.75
$21.00 - $29.13	4.15	133,558	29.06

$10.53 - $29.13	4.18	306,899	22.46

Amended and Restated 2001 Stock Incentive Plan
During 2004, the Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. At December 31, 2005, the number of shares of common stock authorized for issuance but ungranted was 1,228,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company has issued 88,360 stock units under the plan, all of which are outstanding as of December 31, 2005.

In 2005, 2004 and 2003, respectively, the Company granted 121,192, 106,819, and 70,711 restricted shares under the Stock Incentive Plan to participants with a weighted-average fair value of $11, $12, and $11, respectively. Of the 410,220 restricted shares that have been issued under the Stock Incentive Plan, 259,811 shares remain outstanding as of December 31, 2005. At December 31, 2005, 156,160 restricted shares were non-vested.

In addition, the Company has granted stock options under the Stock Incentive Plan. These options are granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must generally be exercised within ten years of the date of grant.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Stock Incentive Plan for each of the years in the three-year period ended December 31, 2005 is as follows:

	Number	Weighted Average
	of Options	Exercise Price

Options outstanding at December 31, 2002	247,881	$15
Options granted	210,134	9
Options exercised	—	—
Options forfeited	(23,507)	12

Options outstanding at December 31, 2003	434,508	12
Options granted	563,068	12
Options exercised	(2,974)	9
Options forfeited	(49,104)	12

Options outstanding at December 31, 2004	945,498	12
Options granted	522,946	11
Options exercised	(42,725)	10
Options forfeited	(50,425)	12

Options outstanding at December 31, 2005	1,375,294	$12

Options granted generally vest ratably over a four-year period. As discussed earlier, all options vested during the third quarter of 2005. At December 31, 2005, 2004 and 2003, 1,375,294, 194,256 and 97,637 options were exercisable, respectively.

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2005:

	Weighted-Average	Number Outstanding
	Remaining	and Exercisable at	Weighted-Average
Range of Exercise Prices	Contractual Life	December 31, 2005	Exercise Price

$8.50 - $12.44	8.46	1,159,904	$10.91
$14.02 - $15.55	6.29	215,390	15.03

$8.50 - $15.55	8.12	1,375,294	11.56

(14)	Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Employee Plan”) authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. The purchase price of shares is 90% of the fair market value of the shares on the last trading day of the offering period. Employees electing to participate have their contributions to the Employee Plan made by payroll deduction. Under the Employee Plan, 8,230, 7,550 and 11,321 shares were issued at a weighted average purchase price of $9, $11 and $10 per share in 2005, 2004 and 2003, respectively.

(15)	Employee Benefit Plans

(a) Pension Plan and Savings Plan

The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest five consecutive plan years of compensation out of the preceding fifteen years. Contributions to the plan are based upon the Entry Age Normal

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. The Company made no cash contributions in 2004 or 2005.

The measurement date is December 31 and the following table sets forth the funded status of the Company’s pension plan and amounts recognized in the Company’s financial statements at December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$(46,456)	$(43,008)
Service cost	(2,241)	(1,995)
Interest cost	(2,824)	(2,577)
Actuarial loss	(3,537)	(961)
Actual distributions	2,267	2,085

Benefit obligation at end of year	$(52,791)	$(46,456)

Change in Plan Assets:
Plan assets at fair value at beginning of year	$45,531	$43,205
Actual return on plan assets	2,708	4,411
Actual employer contributions	—	—
Actual distributions	(2,267)	(2,085)

Plan assets at fair value at end of year	$45,972	$45,531

(Accrued)/Prepaid Pension Cost:
Funded status	$(6,819)	$(925)
Unrecognized net actuarial loss (gain)	1,048	(3,342)
Unrecognized prior service	55	57

Net amount recognized	$(5,716)	$(4,210)

	Percentage of Total Assets
	2005	2004

Summary of Plan Assets:
Company stock	—	3.5%
Cash and cash equivalents	1.9%	—
Equity funds	74.1%	74.7%
Fixed income funds	24.0%	21.8%

The Company’s pension plan has adopted an investment strategy to invest 65% to 75% of plan assets in equity investments and 25% to 35% in fixed income investments. The investment strategy for equities has an emphasis on U.S. large cap equities. The Company’s expected return of 8% is based on historical returns found in the Ibbotson Statistical Reference Book, “Stocks, Bonds, Bills and Inflation.”

On June 24, 2005, the Company repurchased 126,628 shares of the Company’s common stock from The Pension Plan of The Concord Telephone Company, which represented substantially all of the shares of the Company’s common stock held by the pension plan, at an aggregate price of $1.6 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Projected benefit payments for the years ended December 31, (in thousands):

2006	$2,083
2007	2,163
2008	2,258
2009	2,397
2010	2,438
2011 thru 2015	15,144

Net pension cost for 2005, 2004 and 2003 included the following (in thousands):

	2005	2004	2003

Service cost, benefits earned during the period	$2,241	$1,995	$1,852
Interest cost on projected benefit obligation	2,824	2,577	2,503
Expected return on plan assets	(3,561)	(3,371)	(2,653)
Net amortization and deferral	2	2	2

Net periodic pension expense	$1,506	$1,203	$1,704

	2005	2004	2003

Key assumptions used:
Weighted average discount rate	5.75%	6.00%	6.25%
Average rate of compensation increase	3.5% to 6.5%	3.5% to 6.5%	3.5% to 6.5%
Expected long-term rates of return	8.00%	8.00%	7.50%

The Company estimates that it will be not be required to contribute to the Company’s pension plan in 2006, accordingly the pension liability is classified as long-term at December 31, 2005.

The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $0.6 million and $0.6 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the liability related to this plan was recorded in other long-term liabilities. This plan was frozen on December 31, 2000. Accounts under the Plan continue to accrue interest at an interest rate that is a proxy for the 30-year Treasury bill rate. In both 2005 and 2004, the annual rate of interest was 5.00%. The plan is unfunded.

The Company adopted a defined contribution Executive Non-qualified Excess Plan (the “Deferred Compensation Plan”) during 2001 for certain key executives. The Deferred Compensation Plan allows participants to defer compensation, including certain equity-based compensation. At December 31, 2005 and 2004, the Company’s liability related to the Deferred Compensation Plan was $2.0 million and $1.1 million, respectively, and is recorded in other long-term liabilities. The Company has an asset in place related to this liability in the form of corporate owned life insurance with net surrender value of $1.6 million and $0.8 million at December 31, 2005 and 2004, respectively.

(b) Employee Savings Plan

The Company has a 401(k) salary savings plan that allows employees to contribute a portion of their salary to the plan on a tax deferred basis. The Company contributed employee-matching funds of $1.0 million, $1.1 million, and $0.8 million for 2005, 2004 and 2003, respectively.

(c) Post-retirement Benefits

In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides post-retirement medical benefits and life insurance coverage to full-time employees hired prior to

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 1993 who meet minimum age and service requirements. The plan is contributory with respect to coverage for certain retirees and beneficiaries. The Company’s policy is to fund the cost of medical benefits as claims are paid.

The Company has adopted SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” and has elected to amortize the transition liability over 15 years. SFAS No. 106 requires the accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to the employee and employee’s beneficiaries and covered dependents.

In December 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2, providing final guidance on accounting for the Medicare Act. In accordance with FSP 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided; rather the plan provides a reimbursement of premiums paid by the retiree.

The following table presents the plan’s accumulated post-retirement benefit obligation reconciled with amounts recognized in the Company’s balance sheets at December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$(8,558)	$(8,378)
Service cost	(58)	(68)
Interest cost	(475)	(499)
Amendments	523	519
Actuarial loss	(381)	(640)
Benefit payments, net of participant contributions	496	508

Benefit obligation at end of year	$(8,453)	$(8,558)

(Accrued)/Prepaid Post-retirement Cost:
Funded status	$(8,453)	$(8,558)
Unrecognized net actuarial gain	(2,012)	(2,503)
Unrecognized prior service cost	(142)	(335)
Unrecognized transition obligation	—	352

Net amount recognized	$(10,607)	$(11,044)

Projected benefit payments exclusive of participant contributions for the years ended December 31, (in thousands):

2006	$738
2007	706
2008	679
2009	672
2010	657
2011 thru 2015	3,076

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic post-retirement benefit cost for 2005, 2004 and 2003 includes the following components (in thousands):

	2005	2004	2003

Service cost	$58	$68	$51
Interest cost	475	499	512
Amortization of transition obligation over 15 years	—	352	612
Amortization of gain	(117)	(154)	(223)
Amortization of prior service cost	(365)	(335)	(336)

Net periodic post-retirement benefit cost	$51	$430	$616

Key assmptions used:
Measurement date	December 31, 2005	December 31, 2004
Discount rate	5.75%	6.00%
Rate of increase in compensation levels	4.00%	4.00%
Assumed medical trend:
Current trend rate	9.00%	12.00%
Ultimate trend rate	6.00%	6.00%
Years to ultimate trend rate	1	2

Under new plan provisions, which are effective January 1, 2006, the Company will be paying a fixed annual amount towards each retiree’s health care coverage. Everything in excess of this amount is to be paid for by retirees, including all future premium increases. As future increases are being passed on to retirees, the trend (which is the rate at which premiums and claims are projected to increase in the future) will not affect the cost of the plan.

Components of the net periodic benefit cost for the year ended December 31, 2005 reflect adjustments resulting from post-retirement benefit plan changes to be effective January 1, 2006.

In prior periods, the Company classified its pension liability in current liabilities and its total post-retirement liability in other long-term liabilities. For 2004, the Company reclassified its pension liability in other long-term liabilities and the current portion of its post-retirement liability in current liabilities to conform to the 2005 presentation. The table below provides a reconciliation of the Company’s pension and post-retirement liability to its consolidated balance sheets at December 31, 2005 and 2004:

	2005	2004

Current pension and post-retirement liability	$481	$496
Long-term pension and post-retirement liability	15,842	14,758

Total pension and post-retirement liability	$16,323	$15,254

Long-term pension liability	$5,716	$4,210

Current post-retirement liability	481	496
Long-term post-retirement liability	10,126	10,548

Total post-retirement liability	10,607	11,044

Total pension and post-retirement liability	$16,323	$15,254

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 were allocated as follows (in thousands):

	2005	2004	2003

Income from continuing operations	$9,308	$9,445	$13,526
Discontinued operations	—	—	(276)
Stockholders’ equity, for unrealized holding gains and losses on debt and equity securities recognized for financial reporting purposes and benefit from exercise of stock options	(20)	(155)	353

Income tax expense attributable to income from continuing operations for the years ended December 31, 2005, 2004 and 2003, consists of (in thousands):

	2005	2004	2003

Current:
Federal	$10,147	$1,701	$2,162
State	1,924	1,872	1,111
Foreign	—	—	8

	12,071	3,573	3,281

Deferred:
Federal, net of investment tax credit amortization	(2,533)	6,463	9,416
State	(230)	(591)	829
Foreign	—	—	—

	(2,763)	5,872	10,245

Total	$9,308	$9,445	$13,526

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% in 2005, 2004, and 2003 to pretax income from continuing operations as a result of the following (in thousands):

	2005	2004	2003

Amount computed at statutory rate	$8,350	$8,452	$12,333
State income taxes, net of federal income tax	1,438	721	876
Increase (decrease) in valuation allowance	(337)	(248)	386
Amortization of federal investment tax credit	(115)	(115)	(115)
Worthless stock deduction	—	(2,100)	—
State audit settlement, net of federal income tax	—	2,605	—
Other, net	(28)	130	46

Income tax expense from continuing operations	$9,308	$9,445	$13,526

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Deferred tax assets
Current:
Accrued expenses	$655	$1,132

Total gross current deferred tax assets	655	1,132
Non-current:
Accrued post-retirement and pension benefits	6,250	6,040
Accrued incentive	1,015	1,269
Amortization of start-up costs	1,956	1,783
State net operating loss carryforwards	3,768	4,038
Other accrued expenses and allowances	2,913	2,725

Total gross non-current deferred tax assets	15,902	15,855
Total gross deferred tax assets	16,557	16,987
Total valuation allowance	(2,694)	(3,031)

Total net deferred tax assets	13,863	13,956
Deferred tax liabilities
Current:
Prepaid expenses	981	592

Total gross current deferred tax liabilities	981	592
Non-current:
Property and equipment, primarily related to depreciation differences	33,945	41,079
Other	4,447	514

Total gross non-current deferred tax liabilities	38,392	41,593

Total gross deferred tax liabilities	39,373	42,185

Net deferred tax liabilities	$25,510	$28,229

The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase (decrease) of $(0.3) million, $(0.3) million and $0.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005.

At December 31, 2005, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $84.0 million that will expire in the years 2010-2020.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain tax returns filed for the years ended December 31, 1998, 1999 and 2000. The assessments

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered a number of issues, including the appropriate state tax treatment of the Company’s (a) gain on the sale of a partnership in 2000 and (b) income from certain Massachusetts entities that have managed the Company’s investment portfolio since 1998. Because the Company’s Massachusetts entities operated and earned income during the period 2001 through 2003, the State of North Carolina also sought to recover state taxes allegedly due on income during those periods.

On January 31, 2005, the Company reached a tentative agreement with the State of North Carolina and advanced a cash payment of $4.5 million, which was accrued in 2004, to settle all matters relating to the tax assessment, tax relating to the Massachusetts entities from 2001 through 2003 and certain other tax matters. The Company received a final executed settlement agreement on March 17, 2005.

During 2004, the Company recognized an income tax benefit of approximately $2.1 million in connection with claiming a worthless stock deduction under IRC Sec. 165(g)(3), related to the Company’s investment in WebServe.

In June 2005, the Company received a report from the Internal Revenue Service (“IRS”) proposing certain adjustments to the Company’s federal income tax returns for the years ended December 31, 2000, 2001, 2002, and 2003. The most significant proposed adjustment relates to the income tax treatment of receipts from the Universal Service Administration Company (“USAC”). The USAC payment adjustment matter involves a temporary difference for which the Company has previously recorded income tax expense. During the second quarter of 2005, the Company reclassified $2.1 million from deferred tax liability to current income tax payable to reflect the USAC tax effect as a current liability. The cumulative effect of the total USAC treatment and other adjustments in connection with the IRS audit is $3.6 million, which is reflected in current income tax expense for the year ended December 31, 2005. The Company continues to dispute the USAC payment adjustment and has filed a formal protest letter with the IRS Appeals Office. As of December 31, 2005, the Company has recorded the expected impact of the proposed adjustments, including the accrual of interest.

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

Greenfield

Greenfield services unit provides full telecommunications services to new mixed-use developments outside the ILEC’s operating area,

Internet and Data Services (IDS)

IDS provides dial-up and high-speed Internet access, web hosting and other data related services,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2005	2004	2003
(in thousands)

Operating revenue
ILEC	$94,561	$93,016	$96,079
Wireless	36,426	32,548	28,517
CLEC	19,272	19,123	19,681
Greenfield	9,636	8,108	6,223
IDS	11,770	10,885	10,461
Palmetto	20,861	26,563	28,258
Other	—	—	—

Total	$192,526	$190,243	$189,219

Operating income (loss)
ILEC	$23,522	$27,160	$30,249
Wireless	3,232	3,987	1,982
CLEC	(1,266)	(846)	(1,673)
Greenfield	(2,781)	(3,896)	(4,696)
IDS	1,603	(403)	(841)
Palmetto	20,024	26,009	27,788
Other	(2,346)	(2,448)	(3,696)

Total	$41,988	$49,563	$49,113

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003
(in thousands)

Depreciation
ILEC	$20,429	$18,925	$19,157
Wireless	2,378	1,930	1,689
CLEC	2,546	2,309	2,550
Greenfield	3,427	3,274	2,515
IDS	1,761	2,954	1,551
Palmetto	180	178	151
Other	1,342	1,378	1,404

Total	$32,063	$30,948	$29,017

Assets
ILEC	$163,947	$175,824	$172,475
Wireless	34,049	33,676	30,509
CLEC	13,606	14,570	12,776
Greenfield	29,549	26,762	24,717
IDS	13,533	13,806	15,961
Palmetto	106,052	107,855	101,012
Other	51,118	49,224	53,213

Total	$411,854	$421,717	$410,663

Capital expenditures
ILEC	$14,943	$16,204	$12,294
Wireless	2,210	2,229	1,107
CLEC	1,499	784	1,004
Greenfield	6,214	5,315	4,680
IDS	1,229	1,380	2,434
Palmetto	5	1,251	688
Other	999	1,285	2,243

Total	$27,099	$28,448	$24,450

Reconciliation to net income before tax:

	2005	2004	2003

Segment operating profit	$41,988	$49,563	$49,113
Palmetto MobileNet, L.P.	(20,024)	(26,009)	(27,788)
Total other income (expense)	1,893	594	13,911

Income from continuing operations before income taxes	$23,857	$24,148	$35,236

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to total revenues:

	2005	2004	2003

Segment revenues	$192,526	$190,243	$189,219
Palmetto MobileNet, L.P.	(20,861)	(26,563)	(28,258)

Total revenues	$171,665	$163,680	$160,961

Reconciliation to total depreciation:

	2005	2004	2003

Segment depreciation	$32,063	$30,948	$29,017
Palmetto MobileNet, L.P.	(180)	(178)	(151)

Total depreciation	$31,883	$30,770	$28,866

Reconciliation to total equity in income of unconsolidated companies:

	2005	2004	2003

Segment equity in income of unconsolidated companies	$(5)	$(2)	$(13)
Equity in income of Palmetto MobileNet, L.P.	4,280	5,773	5,842

Total equity in income of unconsolidated companies	$4,275	$5,771	$5,829

Reconciliation to total investment in unconsolidated companies:

	2005	2004	2003

Segment investment in unconsolidated companies	$4,964	$5,069	$4,132
Investment in Palmetto MobileNet, L.P.	10,654	10,933	8,902

Total investment in unconsolidated companies	$15,618	$16,002	$13,034

Reconciliation to total assets:

	2005	2004	2003

Segment assets	$411,854	$421,717	$410,663
Investment in unconsolidated companies	15,618	16,002	13,034
Palmetto MobileNet, L.P.	(106,052)	(107,855)	(101,012)

Total assets	$321,420	$329,864	$322,685

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Summary of Quarterly Income Statement Information (Unaudited)

A summary of quarterly income statement information for the years ended December 31, 2005 and 2004, follows (in thousands, except per share data):

	2005 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$41,397	$41,033	$44,943	$44,292
Operating income	5,100	3,548	7,078	6,238
Net income	2,989	2,953	4,736	3,871

Basic earnings per common share	$0.16	$0.16	$0.25	$0.21
Diluted earnings per common share	$0.16	$0.15	$0.25	$0.20

	2004 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$40,564	$40,749	$40,848	$41,519
Operating income	6,931	6,180	4,530	5,913
Net income	4,239	4,165	2,244	4,055

Basic earnings per common share	$0.22	$0.22	$0.12	$0.21
Diluted earnings per common share	$0.22	$0.22	$0.12	$0.21

(19)	Subsequent Event

On March 15, 2006, Palmetto MobileNet, L.P. sold its ownership interests in the ten wireless partnerships to Alltel Corporation for approximately $455 million cash. As discussed in Note 6, the Company has a 22.4% interest in Palmetto MobileNet, L.P., which is accounted for under the equity method. The Company expects to record equity in income of unconsolidated companies of approximately $87 million to $91 million (unaudited) and received a pre-tax cash distribution from Palmetto MobileNet, L.P. of $97.4 million as proceeds from the sale.

SCHEDULE II

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions
	Balance,	Additions	From
	Beginning	Charged	Reserves	Balance,
Description	of Year	to Income	(See Note)	End of Year

Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2005	$313	$1,127	$1,103	$337
Year ended December 31, 2004	567	1,399	1,653	313
Year ended December 31, 2003	1,174	1,439	2,046	567

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $379, $273 and $178 for 2005, 2004 and 2003, respectively.

PALMETTO MOBILENET, L.P.
AND SUBSIDIARY

REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

CONTENTS

Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Elliott Davis, LLC	F-43
Bauknight Pietras & Stormer, P.A.	F-44

FINANCIAL STATEMENTS
Consolidated balance sheets	F-45
Consolidated statements of income and partners’ equity	F-46
Consolidated statements of cash flows	F-47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-48

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Palmetto MobileNet, L.P. and Subsidiary
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. and Subsidiary (the Partnership) as of December 31, 2005 and 2004 and the related consolidated statements of income and partners’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

February 24, 2006
except for Note 8, as
to which the date is
March 15, 2006
Columbia, South Carolina

Report of Independent Auditors

To the Partners of
Palmetto MobileNet, L.P.

We have audited the accompanying consolidated statements of income and partners’ equity, and cash flows of Palmetto MobileNet, L.P. for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain RSA partnerships, the investments in which, as discussed in Note 3 to the financial statements, are accounted for by the equity method of accounting. The investments in these RSA partnerships were $82,633,982 as of December 31, 2003, and the equity in their net income was $28,258,064 for the year then ended. The financial statements of the RSA partnerships were audited by other auditors whose reports were furnished to us, and our opinion on the consolidated financial statements of Palmetto MobileNet, L.P., insofar as it related to the amounts included for the RSA partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Palmetto MobileNet, L.P. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/  Bauknight Pietras & Stormer, P.A.

February 19, 2004
Columbia, South Carolina

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,112	$3,123,392
Accounts receivable	5,042	1,298
Dividends receivable	1,404,740	—

Total current assets	1,424,894	3,124,690
LAND, BUILDING AND IMPROVEMENTS, NET	7,511,025	7,685,573
INTERESTS IN RSA PARTNERSHIPS	91,546,585	91,466,638
GOODWILL	5,334,236	5,334,236
OTHER ASSETS	234,820	243,746

	$106,051,560	$107,854,883

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — PMN, Inc.	$178,368	$129,334
Accounts payable and accrued expenses	297,380	268,335

Total current liabilities	475,748	397,669
LONG-TERM DEBT	12,550,318	13,581,512
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	93,025,494	93,875,702

Total liabilities and partners’ equity	$106,051,560	$107,854,883

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS’ EQUITY

	Years ended December 31,
	2005	2004	2003

Equity in earnings of RSA partnership interests	$20,860,756	$26,562,695	$28,258,064
Management fee	(836,504)	(553,256)	(470,005)

Income from operations	20,024,252	26,009,439	27,788,059

Revenue from real estate rentals	1,257,558	1,157,877	1,055,976
Cost of rental revenues	(570,952)	(596,905)	(619,787)

Income from real estate rentals	686,606	560,972	436,189

Other income (expense)
Interest expense	(516,432)	(442,243)	(234,064)
Investment income	65	5,432	62,885
Other	(675,928)	(340,332)	(158,019)

	(1,192,295)	(777,143)	(329,198)

Net income	19,518,563	25,793,268	27,895,050
Partners’ equity, beginning of year	93,875,702	84,809,861	94,643,217
Repurchase of partners’ interest	—	—	(11,669,034)
Distributions to partners	(20,368,771)	(16,727,427)	(26,059,372)

Partners’ equity, end of year	$93,025,494	$93,875,702	$84,809,861

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003

OPERATING ACTIVITIES
Net income	$19,518,563	$25,793,268	$27,895,050
Adjustments to reconcile net income to net cash used for operating activities
Equity in earnings of RSA partnership interests	(20,860,756)	(26,562,695)	(28,258,064)
Depreciation	179,548	177,529	150,622
Amortization of loan costs	8,926	75,962	5,790
Changes in operating assets and liabilities
Accounts receivable	(3,744)	(1,298)	69
Deposits	—	30,350	(30,350)
Accounts payable and accrued expenses	78,079	74,007	54,195

Net cash used for operating activities	(1,079,384)	(412,877)	(182,688)

INVESTING ACTIVITIES
Proceeds from RSA partnership distributions	19,376,069	19,730,039	24,333,188
RSA capital contributions	—	(2,000,000)	—
Proceeds from other assets	—	—	233,739
Purchase of land, building and improvements	(5,000)	(1,250,796)	(687,561)

Net cash provided by investing activities	19,371,069	16,479,243	23,879,366

FINANCING ACTIVITIES
Proceeds from long-term debt	22,056,796	13,581,512	17,100,000
Repayments of long-term debt	(23,087,990)	(15,878,571)	(1,221,429)
Payments for loan costs	—	(89,260)	(81,008)
Purchase of partners’ interest	—	—	(17,003,270)
Partnership distributions	(20,368,771)	(16,727,427)	(26,059,372)

Net cash used for financing activities	(21,399,965)	(19,113,746)	(27,265,079)

Net decrease in cash and cash equivalents	(3,108,280)	(3,047,380)	(3,568,401)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	3,123,392	6,170,772	9,739,173

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,112	$3,123,392	$6,170,772

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$394,920	$503,431	$159,384

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Palmetto MobileNet, L.P. is a South Carolina limited partnership and is a general partner in ten general partnerships formed to provide cellular telephone service in certain Rural Service Areas (RSA) in South Carolina and North Carolina. These partnerships’ operations are managed by affiliates of Alltel Communications, Inc. (Alltel).

HamptonNet, LLC, a wholly-owned subsidiary, owns and operates commercial rental real estate located in Columbia, South Carolina.

The Partnership’s significant accounting policies are as follows:

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

Cash and cash equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Partnership maintains its cash and cash equivalent balances in two financial institutions located in Columbia, South Carolina.

Interests in RSA Partnerships

Investments in the RSA general partnerships are accounted for using the equity method, under which the Partnership’s share of earnings of these partnerships is reflected in income as earned and distributions are credited against the interests in the partnerships when declared.

Land, building and improvements

Building and improvements are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs which do not improve or extend the useful lives of assets are charged to expense as incurred.

Loan costs

Loan costs are amortized over the term of the loan using the straight-line method.

Goodwill

The Company accounts for the purchase price in excess of tangible assets in accordance with Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed annually.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

Palmetto MobileNet, L.P. and Subsidiary is a South Carolina limited partnership and, therefore, is not subject to income taxes. Each partner includes in income its distributive share of the Partnership’s taxable income or loss.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or partners’ equity.

Note 2 — Acquisitions

In a prior year, the Partnership acquired equity in two companies and an equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000, resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in the other RSA general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships exceeded the underlying equity in net assets by approximately $11,116,000 and $37,511,563, respectively. Through 2001, this cost in excess of underlying equity in net assets was being amortized over a 15-year period. The net book value of this cost in excess of the underlying equity in net assets at December 31, 2005 and 2004 was $35,659,896.

Effective January 1, 2002, the Partnership adopted SFAS No. 142. Accordingly, the Partnership no longer amortizes the remaining portion of the “cost in excess of underlying equity in net assets” discussed above.

During 2003, the Partnership purchased certain of its partners’ interests for $17,003,270. This purchase resulted in goodwill of $5,334,236. In accordance with SFAS No. 142, goodwill is not being amortized.

The Partnership performs an annual test for impairment of its intangible assets. No write-downs for impairment were recorded in 2005, 2004 or 2003.

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
• South Carolina RSA No. 8 Cellular General Partnership (50% owned)
• South Carolina RSA No. 9 Cellular General Partnership (50% owned)
• North Carolina RSA 5 Cellular Partnership (50% owned)
• North Carolina RSA 15 Cellular Partnership (50% owned)

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for the RSA partnerships follows at December 31:

	2005	2004

Current assets	$23,482,288	$24,454,723
Net property and equipment	128,289,812	128,578,925
Other assets	1,064,532	1,413,984

Total assets	$152,836,632	$154,447,632

Current liabilities	$17,925,452	$18,531,162
Non-current liabilities	23,137,805	24,226,652
Partners’ equity	111,773,375	111,689,818

Total liabilities and partners’ equity	$152,836,632	$154,447,632

For the years ended December 31:

	2005	2004	2003

Net sales	$259,319,205	$257,703,100	$229,526,063
Operating expenses:
System and operations	118,745,424	114,536,813	93,206,164
Cost of products sold	24,745,536	23,543,975	19,337,760
Depreciation and amortization	22,041,009	19,445,141	16,401,642
Selling and marketing	27,973,691	26,176,695	21,361,829
General and administrative	25,118,863	23,229,878	22,693,155

Total operating expenses	218,624,523	206,932,502	173,000,550
Other income	651,377	2,257,172	438,330
Interest income	299,114	97,617	91,523

Net income	$41,645,173	$53,125,387	$57,055,366

The Partnership’s equity in the combined net income of the RSA partnerships was $20,860,756, $26,562,695, and $28,258,064 for the years ended December 31, 2005, 2004 and 2003, respectively.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Cash flows from operating activities:
Net income	$41,645,173	$53,125,387	$57,055,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,041,009	19,445,141	16,401,642
Provision for doubtful accounts	9,904,875	7,676,612	7,179,962
Amortization of deferred rental revenue and related costs	(2,176,988)	(2,176,992)	(2,194,948)
Loss on disposal of assets	760,831	101,582	23,371
Changes in operating assets and liabilities	(13,376,408)	(8,797,160)	(1,577,349)

Net cash provided by operating activities	58,798,492	69,374,570	76,888,044

Cash flows from investing activities:
Capital expenditures	(22,506,200)	(29,626,965)	(30,376,298)
Proceeds from sale/lease of equipment	—	—	2,493

Net cash used for investing activities	(22,506,200)	(29,626,965)	(30,373,805)

Cash flows from financing activities:
Distributions to partners	(41,561,616)	(39,460,077)	(48,666,368)
Capital contribution from partners	—	4,000,000	—
Change in affiliate payable, net	5,271,110	(4,286,294)	2,152,419

Net cash used for financing activities	(36,290,506)	(39,746,371)	(46,513,949)

Net change in cash	1,786	1,234	290
Cash, beginning of year	18,984	17,750	17,460

Cash, end of year	$20,770	$18,984	$17,750

Market values of these partnership interests are not readily available.

Note 4 — Land, Building and Improvements, Net

Land, building and improvements consists of the following at December 31:

	2005	2004

Land	$2,077,338	$2,077,338
Land improvements	50,000	50,000
Building	4,997,020	4,997,020
Building improvements	1,229,256	1,229,256
Construction in progress	5,000	—

	8,358,614	8,353,614
Less, accumulated depreciation	(847,589)	(668,041)

	$7,511,025	$7,685,573

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

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

Total minimum annual leases under the terms of executed leases are as follows:

	Related
	Party	Others	Total

2006	$932,758	$214,996	$1,147,754
2007	969,058	203,830	1,172,888
2008	972,358	203,830	1,176,188
2009	972,358	203,830	1,176,188
2010	972,358	—	972,358
Thereafter	934,596	—	934,596

	$5,753,486	$826,486	$6,579,972

Note 5 — Long-Term Debt

Long-term debt consists of the following at December 31:

	2005	2004

Line of credit agreement with a bank for $20,000,000, requiring quarterly interest payments at the 90-day LIBOR rate (4.53% at December 31, 2005) plus 2%. The amount of available credit on this line is reduced by $500,000 each quarter until the agreement matures on December 21, 2014. This line of credit is secured by a mortgage on the real property owned by HamptonNet, LLC	$12,550,318	$13,581,512

	12,550,318	13,581,512
Less current portion	—	—

	$12,550,318	$13,581,512

The terms of the line of credit agreement require that certain covenants be met during the year.

The Partnership previously had a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the RTFC). This line of credit expired during 2003. The terms of the agreement required the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates (SCC’s). The Partnership continued to own $155,230 of SCC’s at December 31, 2005 and 2004, respectively, and this amount is included in “other assets.”

Note 6 — Related Party Transactions

The business affairs of Palmetto MobileNet, L.P. and Subsidiary are managed by its 0.9% general partner, PMN, Inc. For the years ended December 31, 2005, 2004, and 2003, approximately $836,500, $553,000 and $470,000 were paid to the general partner to perform this function.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Commitments and Contingencies

Pursuant to each RSA general partnership agreement, Palmetto MobileNet, L.P. and Subsidiary is subject to requests for additional capital.

Alltel is also currently involved in various litigation in the ordinary course of business involving unlimited wireless rate plans, regulatory cost recovery fees and other matters. The Partnership’s management believes these matters will not have a material impact on the financial statements of the Partnership.

Periodically Alltel and Palmetto MobileNet, LP and Subsidiary meet to negotiate various cost allocation matters relating to the RSA partnerships. The impact of these negotiations is recorded within the RSA partnerships’ financial statements during the period in which the issues are resolved.

Note 8 — Subsequent Event

On March 15, 2006, Palmetto MobileNet, L.P. sold its 50% ownership interest in the ten RSA partnerships providing wireless services in North and South Carolina to Alltel Corporation for approximately $455,000,000 in cash. The Partnership anticipates distributing substantially all of the proceeds of the sale to the partners of the Partnership, net of the payment of expenses of the transaction, the debts of the Partnership and a reserve for future claims. The Partnership’s 50% ownership interest in the 10 RSA partnerships represented 86% and 85% of the Partnership’s assets at December 31, 2005 and 2004, respectively, and generated by 94%, 96% and 96% of the Partnership’s revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

This transaction does not affect the Partnership’s investment in HamptonNet, LLC or other businesses conducted by the Partnership.

Report of Independent Auditors

To the Partners of North Carolina RSA 15 Cellular Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of North Carolina RSA 15 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 8 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 8 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 9, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 7 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 7 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 6 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 6 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 5 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 5 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 4 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 4 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 3 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 3 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 2 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 2 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 9, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of North Carolina RSA 5 Cellular Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of North Carolina RSA 5 Cellular Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

Report of Independent Auditors

To the Partners of South Carolina RSA No. 9 Cellular General Partnership:

In our opinion, the statements of operations, of cash flows and of changes in partners’ capital of South Carolina RSA No. 9 Cellular General Partnership: (the “Partnership”) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 13, 2004, except for Note 8, as to which the date is March 3, 2004.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications, as amended. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.10	Change in Control Agreement, dated as of June 22, 1998, between CT Communications and Richard L. Garner, Jr. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.11	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.12	Change in Control Agreement, dated as of December 31, 1998, between CT Communications and Charlotte S. Walsh. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)
10.13	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)

Exhibit No.	Description

10.14	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.15	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.16	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.17	CT Communications, Inc. 1996 Director Compensation Plan. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 333-15537), filed with the Securities and Exchange Commission on November 5, 1996.)
10.18	Credit Agreement, dated as of May 4, 2001, by and among CT Communications, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and CoBank ACB, as administrative agent. (Incorporated by reference to Exhibit 10.1 of CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.)
10.19	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.)
10.20	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001.)
10.21	Executive Nonqualified Excess Plan, as amended, dated December 1, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2003.)
10.22	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.23	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.24	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.25	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.28 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.26	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.29 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.27	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2004.)
10.28	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.29	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)

Exhibit No.	Description

10.30	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.31	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.32	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)
10.33	Description of 2004 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2005.)
10.34	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.35	Description of 2005 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.36	Description of Director Stock Unit Program. (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005.)
10.37	Resolution Agreement, dated January 31, 2005, between CT Communications, Inc. and North Carolina Department of Revenue (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.)
10.38	Amended and Restated Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of September 1, 1998. (Incorporated by reference to Exhibit 10.41 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.39	First Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of January 1, 1999. (Incorporated by reference to Exhibit 10.42 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.40	Second Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of October 8, 2003. (Incorporated by reference to Exhibit 10.43 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.41	Amendment to CT Communications, Inc. 1996 Director Compensation Plan, dated as of August 1, 2004. (Incorporated by reference to Exhibit 10.44 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.42	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Deferred Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2005.)
10.43	Form of Lock-Up Agreement. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2005.)
10.44	Amendment to Change in Control Agreement, dated as of August 16, 2005, between CT Communications and David H. Armistead. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.45	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.46	Amendment to Change in Control Agreement, dated as of August 19, 2005, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)

Exhibit No.	Description

10.47	Amendment to Change in Control Agreement, dated as of September 8, 2005, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.48	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.5 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.49	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.6 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.50	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.)
10.51	Description of 2006 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.)
21.1	Subsidiaries of CT Communications.
23.1	Consent of KPMG LLP.
23.2	Consent of Bauknight Pietras & Stormer, P.A.
23.3	Consent of PricewaterhouseCoopers, LLP.
23.4	Consent of Elliott Davis, LLC