Form 10-Q
period 2006-03-31
CT COMMUNICATIONS INC /NC
filed 2006-05-10
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     19,220,780 shares of Common Stock outstanding as of May 8, 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$46,555	$23,011
Short-term investments	61,704	—
Accounts receivable and unbilled revenue, net	15,058	16,336
Wireless spectrum held-for-sale	15,646	15,646
Other	8,739	7,220

Total current assets	147,702	62,213

Investment securities	5,584	5,845
Other investments	1,748	1,690
Investments in unconsolidated companies	7,324	15,618
Property and equipment, net	198,827	200,179
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	6,306	5,980

Total assets	$397,386	$321,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Currrent liabilities:
Current portion of long-term debt	$5,000	$15,000
Accounts payable	7,490	8,482
Customer deposits and advance billings	2,507	2,538
Income taxes payable	39,997	2,107
Other accrued liabilities	6,706	11,814

Total current liabilities	61,700	39,941

Long-term debt	38,750	40,000
Deferred credits and other liabilities
Deferred income taxes	21,845	25,078
Post-retirement and pension	15,845	15,842
Other	5,275	4,679

Total deferred credits and other liabilities	42,965	45,599

Total liabilities	143,415	125,540

Stockholders’ equity:
Preferred stock 4.5% series, $100 par value; 614 shares outstanding at March 31, 2006 and December 31, 2005, respectively	61	61
Common stock, 19,158,198 and 18,930,624 shares outstanding at March 31, 2006 and December 31, 2005, respectively	44,865	42,648
Other capital	298	298
Unearned compensation	—	(307)
Accumulated other comprehensive income	266	282
Retained earnings	208,481	152,898

Total stockholders’ equity	253,971	195,880

Total liabilities and stockholders’ equity	$397,386	$321,420

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Operating revenue:
Telephone	$30,728	$30,105
Wireless and internet	12,411	11,292

Total operating revenue	43,139	41,397

Operating expense:
Telephone cost of service (excludes depreciation of $6,178, and $5,809, respectively)	9,155	9,041
Wireless and internet cost of service (excludes depreciation of $984 and $953, respectively)	5,830	5,248
Selling, general and administrative (excludes depreciation of $958 and $1,104, respectively)	14,915	14,142
Depreciation	8,120	7,866

Total operating expense	38,020	36,297

Operating income	5,119	5,100

Other income (expense):
Equity in income of unconsolidated companies, net	89,840	1,243
Interest, dividend income and gain on sale of investments	813	148
Impairment of investments	(876)	(418)
Interest expense	(1,024)	(1,136)
Other expense	(10)	(39)

Total other income (expense)	88,743	(202)

Income before income taxes	93,862	4,898
Income taxes	36,373	1,909

Net income	57,489	2,989
Dividends on preferred stock	—	5

Net income for common stock	$57,489	$2,984

Earnings per common share:
Basic	$3.04	$0.16
Diluted	3.00	0.16

Basic weighted average shares outstanding	18,901	18,802
Diluted weighted average shares outstanding	19,187	18,980
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$57,489	$2,989

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for sale securities	(5)	(86)
Reclassification adjustment for (gains) losses realized in net income	(11)	49

Comprehensive income	$57,473	$2,952

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228
Net Income	—	—	—	—	—	—	2,989	2,989
Issuance of 152,218 shares of common stock	—	—	1,751	—	—	—	—	1,751
Issuance of 455 shares for exercise of stock options	—	—	3	—	—	—	—	3
Forfeiture and cancellation of 33,511 common shares	—	—	(393)	—	—	—	—	(393)
Dividends declared:
4.5% preferred	—	—	—	—	—	—	(2)	(2)
Common stock	—	—	—	—	—	—	(1,321)	(1,321)
Other comprehensive loss	—	—	—	—	—	(37)	—	(37)
Restricted stock compensation net of $141 earned in 2005	—	—	—	—	(693)	—	—	(693)

Balance at March 31, 2005	$336	$61	$43,583	$298	$(961)	$178	$147,030	$190,525

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2005	$—	$61	$42,648	$298	$(307)	$282	$152,898	$195,880
Net Income	—	—	—	—	—	—	57,489	57,489
Issuance of 41,287 shares of common stock	—	—	564	—	—	—	—	564
Issuance of 178,195 shares for exercise of stock options	—	—	1,878	—	—	—	—	1,878
Forfeiture and cancellation of 48,810 common shares	—	—	(632)	—	—	—	—	(632)
Reversal of unamortized unearned compensation balance	—	—	(307)	—	307	—	—	—
Tax benefits from excercised stock options	—	—	227	—	—	—	—	227
Dividends declared:
Common stock	—	—	—	—	—	—	(1,906)	(1,906)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Restricted stock compensation net of $284 earned in 2006	—	—	487	—	—	—	—	487

Balance at March 31, 2006	$—	$61	$44,865	$298	$—	$266	$208,481	$253,971

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$57,489	$2,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,120	7,866
Stock compensation expense	284	141
Loss on retirement of equipment	4	—
Post-retirement benefits	4	33
Impairment of fixed assets	190	—
Impairment of investments	876	418
(Gain) loss on sale of investment securities	(193)	77
Interest income on short-term investments	(45)	—
Equity in income of unconsolidated companies	(89,840)	(1,243)
Undistributed patronage dividends	(58)	(83)
Deferred income taxes and tax credits	(3,225)	(279)
Changes in operating assets and liabilities	33,277	(7,255)

Net cash provided by operating activities	6,883	2,664

Cash flows from investing activities
Capital expenditures	(6,987)	(7,758)
Proceeds from sale of property, plant and equipment	32	—
Proceeds from sale of investment securities	344	144
Purchases of short-term investments	(61,660)	—
Purchases of investment securities	(91)	(41)
Purchases of other investments	(25)	(50)
Payment for wireless spectrum	(300)	—
Distribution from unconsolidated companies	97,457	69

Net cash provided by (used in) investing activities	28,770	(7,636)

Cash flows from financing activities
Repayment of long-term debt	(11,250)	(6,250)
Dividends paid	(1,906)	(1,323)
Tax benefits credited to additional paid-in-capital	227	—
Proceeds from common stock issuances	913	47

Net cash used in financing activities	(12,016)	(7,526)

Net cash used in discontinued operations — operating activities (revised, see Note 2)	(93)	(121)

Net increase (decrease) in cash and cash equivalents	23,544	(12,619)
Cash and cash equivalents at beginning of period	23,011	28,358

Cash and cash equivalents at end of period	$46,555	$15,739

Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under annual incentive plan	$714	$831
Receivable due from broker related to stock option exercises	1,019	—
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	In the opinion of management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and March 31, 2005. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	In certain instances, amounts previously reported in the 2005 consolidated financial statements have been reclassified to conform to the presentation of the 2006 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported. In the first quarter of 2006, the Company disclosed the net cash used in discontinued operations in the first quarters of 2006 and 2005 related to operating activities, which in prior periods was not specifically identified as related to operating activities.

3.	STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. Under the modified-prospective transition method, SFAS No. 123R applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet. This amount was eliminated against the Company’s common stock account on January 1, 2006. The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At March 31, 2006, the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

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

The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006. The Company’s expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company changed its compensation philosophy and no longer grants stock options.

Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under this method, no compensation expense was recognized for issuances of stock pursuant to the employee stock purchase plan, or for stock option grants, with the exception of the acceleration of the vesting of stock options during the third quarter of 2005. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to January 1, 2006.

At March 31, 2006, the Company had five stock-based compensation plans, which are described below.

Comprehensive Stock Option Plan

The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At March 31, 2006, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within 10 years of the date of grant.

Restricted Stock Award Program

The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company amortizes the amount of the fair market value of the stock granted on a straight-line basis over the vesting period, generally 1 to 10 years. At March 31, 2006, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.

Director Compensation Plan

In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares were reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the issue date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During the three months ended March 31, 2006 and 2005, the Company issued 7,954 shares and 13,554 shares under the Director Plan with an average fair market value of approximately $13 and $11, respectively. These shares related to Directors who elected to received their compensation in shares for meetings attended during the previous year. Directors’ compensation expense is accrued during the year as meetings are attended; therefore, no compensation expense related to these shares was recognized for the three months ended March 31, 2006 and 2005. At March 31, 2006, no shares were available for issuance under the Director Plan.

Omnibus Stock Compensation Plan

During 1997, the CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 stock awards under the Stock Plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the Amended and Restated 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, generally based on the most recent sales price at the date of grant, and must generally be exercised within 10 years of the date of grant.

Amended and Restated 2001 Stock Incentive Plan

During 2004, the Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, nonvested stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. At March 31, 2006, the number of shares of common stock authorized for issuance but ungranted was approximately 1,148,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company issued 59,692 stock units under the Stock Incentive Plan during the three months ended March 31, 2006 with an average fair market value of approximately $13. The Company has issued a total of 148,053 stock units under the Stock Incentive Plan, all of which are outstanding as of March 31, 2006. These stock units are accounted for as liability awards and any changes to the fair value are recognized in compensation expense. During the three months ended March 31, 2006, the Company recognized compensation expense of approximately $0.1 million related to these stock units.

During the three months ended March 31, 2006 and 2005, respectively, the Company granted 88,496 and 134,126 unrestricted and nonvested shares, of which 56,902 and 121,192 were nonvested shares, respectively, under the Stock Incentive Plan to participants with a weighted-average fair value of $13 and $11, respectively, measured at the grant date fair value. At March 31, 2006, there were 100,351 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. For both the three months ended March 31, 2006 and 2005, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.2 million and $0.1 million, respectively. At March 31, 2006, unrecognized compensation expense related to nonvested shares was $0.6 million, which will be recognized over a weighted-average period of 1.6 years.

Prior to January 1, 2006, the Company granted stock options under the Stock Incentive Plan. These options were granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must generally be exercised within 10 years of the date of grant. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $0.5 million and less than $0.1 million, respectively. There were no stock options granted during the three months ended March 31, 2006.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $0.2 million credited to additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Statement of Cash Flows.

Activity under the Company’s stock option plans for the three months ended March 31, 2006 is as follows:

		Weighted
		Average
	Number	Exercise	Intrinsic
	of Options	Price	Value
Options outstanding and exercisable at December 31, 2005	1,704,729	$13
Options exercised	178,195	11
Options forfeited	2,737	18

Options outstanding and exercisable at March 31, 2006	1,523,797	$14	$(354,814)

The weighted-average remaining contractual term of the options included in the table above is approximately 7 years.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nonvested share activity for the three months ended March 31, 2006 is as follows:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Value
Nonvested shares at December 31, 2005	156,160	$11
Shares granted	56,902	13
Shares vested	112,457	11
Shares forfeited	254	11

Nonvested shares at March 31, 2006	100,351	$12

The fair value of shares vested during the three months ended March 31, 2006 was approximately $1.5 million.
Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB 25 and related Interpretations, as permitted by SFAS No. 123. Pro forma disclosures for the three months ended March 31, 2006 are not applicable. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2005, would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

Three Months Ended
March 31, 2005
Net income	$2,989
Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	276

Pro forma net income	$2,713

Basic earnings per common share
As reported	$0.16
Pro forma	0.14

Diluted earnings per common share
As reported	$0.16
Pro forma	0.14

Assumptions used in Black Scholes pricing model:
Expected dividend yield	2.5%
Risk-free interest rate	4.2%
Weighted average expected life	5 years
Expected volatility	57%
Fair value per share of options granted	$4.73

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
4.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Equity Method:
Palmetto MobileNet, L.P.	$3,080	$10,654
Other	38	35

Cost Method:
Magnolia Holding Company	1,239	1,587
PRE Holdings, Inc	1,745	2,100
Other	1,222	1,242

Total	$7,324	$15,618

The Company recognized income of $89.8 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. (“Palmetto”). Palmetto is a partnership that held a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million cash. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $88.9 million, which includes $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. The Company invested $61.7 million of these proceeds in short-term investments, which are classified as available-for-sale securities at March 31, 2006. At March 31, 2006, the Company’s remaining carrying value of $3.1 million for Palmetto represented the Company’s percentage shares of the underlying equity of Palmetto, which primarily included cash, fixed assets and certain liabilities associated with the sale of the RSAs. Summarized unaudited interim results of operations for Palmetto for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Equity in earnings of RSA partnership interests	$3,499	$5,623
Other income (expenses)	352,491	(83)

Net income	$355,990	$5,540

Other income shown in the table above for the three months ended March 31, 2006 includes Palmetto’s $352.4 million gain on the sale of the interests in the RSAs.

During the three months ended March 31, 2006, the Company recognized impairment losses of $0.4 million and $0.3 million on PRE Holdings, Inc. and Magnolia Holding Company, respectively. The impairment loss was determined based upon fair value resulting from a pending transaction between the investee and another company. These impairment losses are included in the caption “Impairment of investments” in the accompanying statements of income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains and losses and fair value for the Company’s equity investments at March 31, 2006 and December 31, 2005 were as follows (in thousands):

Equity Securities	Amortized	Gross Unrealized	Gross Unrealized
Available-for-Sale	Cost	Holding Gains	Holding Losses	Fair Value
March 31, 2006	$5,144	$551	$(111)	$5,584

December 31, 2005	$5,379	$537	$(71)	$5,845

During the three months ended March 31, 2006 and 2005, the Company recognized impairment losses of $0.2 million and $0.4 million, respectively, on equity investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” on the Condensed Consolidated Statements of Income.

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at March 31, 2006 is as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common Stock	$2,803	$61	$89	$50	$2,892	$111

Total temporarily impaired securities	$2,803	$61	$89	$50	$2,892	$111

The fair value and unrealized losses noted above that are greater than 12 months relate to two different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired, at which time the impairment loss would be realized.

During the three months ended March 31, 2006, the Company purchased $61.7 million of tax-exempt auction rate securities, which are classified as short-term, available for sale securities at March 31, 2006. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The Company receives interest income on these auction rate securities when the interest rates reset or semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There are no unrealized gains or losses on these securities at March 31, 2006.

6.	OTHER INVESTMENTS

Other investments consist primarily of the Company’s investment in CoBank, ACB (“CoBank”). The Company receives patronage dividends from its investment in CoBank which is organized as a cooperative for federal income tax purposes. Patronage dividends represent both cash distributions of CoBank’s earnings and equity participation certificates. Non-cash allocations of earnings are included in the Company’s carrying value of the investment and are recognized as other income in the period earned.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7.	PROPERTY AND EQUIPMENT

Property and equipment is composed of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land, buildings and general equipment	$91,612	$91,496
Central office equipment	192,262	190,220
Poles, wires, cables and conduit	165,833	163,868
Construction in progress	6,927	4,545

	456,634	450,129
Accumulated depreciation	(257,807)	(249,950)

Property and equipment, net	$198,827	$200,179

For the three months ended March 31, 2006, the Company recognized an impairment charge of $0.2 million related to certain fixed wireless broadband equipment, which was recorded in selling, general and administrative expenses.
8.	COMMON STOCK

During the three months ended March 31, 2006, the Company issued common stock, the majority of which was from stock option exercise activity and the issuance of shares under its various compensation plans.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31,	March 31,
	2006	2005
Basic weighted average shares outstanding	18,901	18,802
Effect of dilutive stock options and non-vested stock	286	178

Total weighted average diluted shares outstanding	19,187	18,980

Anti-dilutive shares of Common Stock totaling 513,000 and 1,067,000 for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share and diluted weighted shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At March 31, 2006 and March 31, 2005, the Company had total options outstanding of approximately 1,524,000 and 1,839,000, respectively.

The Company adopted the provisions of FASB Staff Position 123R-3 on January 1, 2006. Accordingly, the Company included the entire amount of excess tax benefits that would be credited to additional paid-in capital upon the exercise of its dilutive stock options in its diluted weighted share calculation.

On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company is authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company during the three months ended March 31, 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Line of credit with interest at LIBOR plus 1.25% (5.56% at December 31, 2005)	$—	$10,000
Term loan with interest at 7.32%	43,750	45,000

	43,750	55,000

Less: Current portion of long-term debt	5,000	15,000

Long-term debt	$38,750	$40,000

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to its maturity on March 31, 2006.

The Company has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At March 31, 2006, $43.8 million was outstanding. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal amounts of $1.25 million.

On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The revolving loan commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan is $43.8 million, which matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32%. The Company will repay principal on the term loan in equal quarterly payments of $1.25 million, commencing June 30, 2006.

The MLA requires that the Company maintain a specified Total Leverage Ratio (defined as indebtedness divided by the sum of operating income plus depreciation, amortization and all other non-cash items) and Equity to Assets Ratio (defined as equity divided by total assets).

At December 31, 2005, the Company had one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. This interest rate swap agreement was settled on March 29, 2006 for approximately $9 thousand.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10.	GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million at December 31, 2005 and unchanged for the quarter ended March 31, 2006.

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

As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 5, 2005, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C., and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that are the holders of the Company’s Educational Broadband Service (“EBS”), Broadband Radio Service (“BRS”), and related rights and obligations, entered into a Purchase Agreement, dated June 6, 2005 (the “Purchase Agreement”), with Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”), pursuant to which Fixed Wireless agreed to purchase all of the Affiliate Companies’ BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations for aggregate consideration of up to $16 million. As a result of the Purchase Agreement, the carrying value of the spectrum lease rights of $15.6 million was reclassified from Other Intangibles to Wireless spectrum held-for-sale, a current asset, in accordance with SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets,” which requires a long-lived asset to be classified as held for sale when such sale is expected to be completed within a one-year period. At March 31, 2006, the Company had met all criteria for recognition of the spectrum lease rights as long-lived assets held for sale. On April 5, 2006, the Company completed the sale of the Affiliate Companies’ BRS spectrum licenses, EBS spectrum lease rights and other related assets for total consideration of $16 million, which will be recognized in the Company’s second quarter 2006 financial results.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. EITF Issue No. 03-1 requires additional disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 effective for fiscal years ended after December 15, 2003. In September 2004, FASB Staff Position (“FSP”) EITF Issue No. 03-1-1 was issued which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The adoption of this consensus is not expected to have a material impact on the Company’s current policies.

In December 2004, the FASB issued SFAS No. 123R, revising SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at the grant-date fair value. The fair value cost is then recognized over the period that services are provided. The Company adopted SFAS No. 123R on January 1, 2006. See Note 3 for further discussion.

In April 2005, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide additional guidance regarding the application of SFAS No. 123R. SAB No. 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB No. 107 discusses disclosures to

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports. Based upon SEC rules issued in April 2005, SFAS No. 123R is effective for fiscal years that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. The Company adopted SFAS No. 154 on January 1, 2006, with no material effect on its consolidated financial statements.

12.	PENSION AND POST-RETIREMENT PLANS

Components of net periodic benefit costs for the three months ended March 31 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$612	$561	$12	$19
Interest cost	724	681	115	125
Expected return on plan assets	(899)	(900)	—	—
Amortization of prior service cost	—	1	(2)	4
Amortization of the net gain	—	—	(31)	(29)

Net periodic benefit cost	$437	$343	$94	$119

The Company does not expect to contribute to the pension plan in 2006. The Company contributed $0.5 million to its post-retirement benefit plan during the first quarter of 2006. The Company does not expect to make further contributions in 2006.

At March 31, 2006, the Company’s pension and post-retirement liabilities were $6.2 million and $10.2 million, respectively. The current portion of the Company’s post-retirement liability at March 31, 2006 was $0.5 million.

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

13.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless group (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services; and Palmetto, which is a limited partnership in which the Company has an equity interest through the Company’s subsidiary, CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. The remaining operations of Palmetto are limited to South Carolina. Selected data by business segment as of and for the three months ended March 31, 2006 and 2005, is as follows (in thousands):
Three months ended March 31, 2006

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,587	$9,127	$4,630	$2,511	$3,284	$—	$43,139
External expense	12,575	7,971	4,549	2,304	2,095	406	29,900
Depreciation	5,202	635	658	973	374	278	8,120

Operating income(loss)	$5,810	$521	$(577)	$(766)	$815	$(684)	$5,119

Segment assets	$248,420	$33,260	$14,190	$30,168	$13,357	$57,991	$397,386
Three months ended March 31, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$22,679	$8,492	$5,135	$2,291	$2,800	$—	$41,397
External expense	12,152	7,183	4,622	2,153	2,124	197	28,431
Depreciation	5,109	504	629	810	479	335	7,866

Operating income(loss)	$5,418	$805	$(116)	$(672)	$197	$(532)	$5,100

Segment assets	$165,520	$33,821	$14,018	$27,300	$13,725	$65,222	$319,606
The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $3.1 million and $12.2 million as of March 31, 2006 and 2005, respectively, is included as part of the assets of the Company’s Other segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. For summarized results of operations for Palmetto see Note 4.

Reconciliation to income before income taxes (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Segment operating income	$5,119	$5,100
Total other income (expense)	88,743	(202)

Income before income taxes	$93,862	$4,898

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

The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in growth initiatives that exceed certain projected return thresholds and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments intended to complement its core businesses.

During 2006, the Company anticipates a significant increase in competition in its ILEC territory due to the expected launch of cable telephone service. The Company has taken, and will continue to take, several steps to position it to meet the competitive demand that will be presented by the introduction of this competitive service. During 2005, the Company completed its previously announced plan to enhance the broadband capabilities in its ILEC territory. The Company now offers broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a significant improvement over current DSL and cable modem speeds offered by other providers. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services.

DSL customers increased by 6,187 or 39.9% from March 31, 2005, to end the quarter with 21,710. DSL penetration was 17.3% of ILEC lines and 17.2% of Greenfield lines at March 31, 2006. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy.

The Company has also been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan in the next several months to build upon the network enhancements completed in 2005.

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

On March 15, 2006, Palmetto MobileNet, L.P. (“Palmetto”) sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $88.9 million and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale.

For the three months ended March 31, 2006, net income for the Company was $57.5 million compared to $3.0 million for the three months ended March 31, 2005. Diluted earnings per share were $3.00 and $0.16 for the three months ended March 31, 2006 and 2005, respectively.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by increasing price competition, technological development and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.

The Company’s ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and CLECs have targeted the Company’s customers and will continue to promote low cost,

flexible communications alternatives. Cable telephone and Voice over Internet Protocol (“VoIP”) providers are significant threats to the Company’s business. Service providers utilizing these technologies are capable of delivering a competitive voice service to the Company’s customers. These service providers are not subject to certain regulatory constraints that have impacted the Company’s business model and will become more significant impediments to its ability to successfully compete in the coming years.

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

VoIP and cable telephone service are becoming more available to customers and could result in increased customer churn throughout the Company’s businesses. Time Warner currently offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephone service in many of the Company’s Greenfield and CLEC areas. Time Warner is expected to offer cable telephony in the ILEC service area in the second quarter of 2006. Cable telephone service in the ILEC service area could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue and a reduction in Internet revenue. In addition, wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years, although the Company’s Wireless business has benefited from such substitution.

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

In the Company’s Wireless business, competition and high customer penetration rates have caused and will likely continue to cause the wireless industry’s subscriber growth rate to moderate in comparison to historical growth rates. While the wireless telecommunications industry does continue to grow, a high degree of competition exists among carriers. This competition will continue to put pressure on pricing and margins as carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue rates derived from its customers.

Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the Federal Communications Commission (“FCC”) at the federal level, and state utility commissions, principally the North Carolina Utilities Commission (“NCUC”).

The FCC frequently undertakes matters that could have a significant impact on the Company. The FCC is in the process of evaluating the current USF and intercarrier compensation structures. These sources of revenue have been under increasing pressure and scrutiny, and many have expressed concerns over the continued viability of the USF program as currently configured. Intercarrier compensation, which is also received by the Company’s CLEC and Greenfield businesses, has also been subject to increasing pressures due to the introduction of new technologies, such as VoIP, that many carriers have utilized in an attempt to avoid the payment of appropriate access charges. Concord Telephone currently receives a material portion of its revenue from the USF, in the form of Interstate Common Line Support (“ICLS”), and from intercarrier compensation. The FCC, and possibly Congress, is expected to devote resources to the consideration of USF and intercarrier compensation reform in 2006 and future years, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue Concord Telephone receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. Initial comments were filed in May 2005 and reply comments were filed on July 20, 2005. The Company is currently participating in industry associations that are working to develop and advocate an industry proposal.

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

As its first step under this new plan, on September 14, 2005 the Company submitted an annual filing seeking approval for, among other things, local service rate increases in exchange for providing ILEC customers with a larger local calling scope that does not require the payment of usage charges. Such rate changes were effective beginning in late October 2005, and have resulted in simpler calling plans and billing. The Company believes that the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate that the changes will have a material impact on its financial results.

The Company’s CLEC and Greenfield relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has relieved some of the unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates. The FCC’s order will result in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company has identified, and is continuing to evaluate and taken advantage of certain opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed an interconnection agreement amendment with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has executed commercial agreements with the incumbent local exchange carriers that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at higher rates than the previous cost-based rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC and Greenfield customers that can be served primarily through the use of the Company’s own network or co-located facilities.

As of March 31, 2006, the Company, through one or more affiliates, held licenses and other rights (including lease agreements) to certain wireless spectrum, including Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”). As described in the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2006, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. sold, pursuant to a previously announced purchase agreement, their BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation for total consideration of $16 million in cash, which will be recognized in the Company’s second quarter 2006 financial results.

Results of Operations

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. Summarized results of operations for Palmetto are included in Note 4 of the Condensed Consolidated Financial Statements.

The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and customers)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$27,641	$27,116	$525	1.9%
NECA/USF revenue	1,130	997	133	13.3%
Access and interconnection revenue	6,793	6,294	499	7.9%
Wireless roaming/settlement revenue	2,917	2,455	462	18.8%
Other revenue	4,658	4,535	123	2.7%

Total operating revenue	43,139	41,397	1,742	4.2%

Cost of service expense	14,985	14,289	696	4.9%
Selling, general & admin. expense	14,915	14,142	773	5.5%
Depreciation	8,120	7,866	254	3.2%

Total operating expense	38,020	36,297	1,723	4.7%

Operating income	5,119	5,100	19	0.4%
Other income	88,743	(202)	88,945	N/A

Income before taxes	93,862	4,898	88,964	1816.3%

Income taxes	36,373	1,909	34,464	1805.3%

Net income	$57,489	$2,989	$54,500	1823.4%

Operating margin	11.9%	12.3%

Capital expenditures	$6,987	$7,758	$(771)	-9.9%
Total assets	397,386	319,606	77,780	24.3%

Wired access lines	158,585	158,133	452	0.3%
Wireless subscribers	47,145	44,091	3,054	6.9%
Internet and data customers	28,457	24,634	3,823	15.5%
Operating revenue for the three months ended March 31, 2006 increased 4.2% compared to the three months ended March 31, 2005. The increase in revenue was primarily attributable to a $0.5 million increase in customer recurring revenue, a $0.5 million increase in access and interconnection revenue related to facility billings and a $0.5 million increase in Wireless roaming and settlement revenue due to an increase in roaming minutes of use on the Company’s network. The increase in customer recurring revenue was driven by a 39.9% increase in DSL customers, a 13.9% increase in Greenfield access lines and a 6.9% increase in Wireless subscribers. Offsetting the growth in these businesses was a 2.6% decrease in ILEC access lines.

The Company has diversified operating revenue over the past several years through the growth in its non-ILEC businesses. For the three months ended March 31, 2006, ILEC represented 54.7% of total revenue compared to 54.8% in the same 2005 period, while Wireless represented 21.2% of total revenue in 2006 compared to 20.5% in 2005. The combined CLEC and Greenfield businesses represent 16.5% of total revenue for the three months ended March 31, 2006 down from 17.9% in the same 2005 period, and Internet has increased to 7.6 % in 2006 compared to 6.8% in 2005.

Operating expense for the three months ended March 31, 2006 increased 4.7% compared to the three months ended March 31, 2005. The increase in operating expense was attributable to a $0.7 million increase in cost of service expense, a $0.8 million increase in administrative expense and a $0.3 million increase in depreciation expense. The increase in cost of service expense was due to a $0.5 million increase in cost of materials sold driven by an increase in Wireless handset and accessories expense associated with retention and contract renewal programs targeted to improve customer churn and a $0.2 million increase in Wireless roaming and settlement expense related to higher minutes of use on other carriers’ networks by

Wireless’ subscribers. The increase in administrative expense was largely due to an increase in medical benefit costs, changes made during 2005 to certain incentive programs for stock based compensation and an asset impairment charge of $0.2 million.

Operating income of $5.1 million remained flat for the three months ended March 31, 2006 compared to the same 2005 period.

Other income for the three months ended March 31, 2006 was $88.7 million compared to an expense of $0.2 million for the three months ended March 31, 2005. During the first quarter of 2006, Palmetto sold its ownership interests in ten cellular RSAs to Alltel for $455 million. The Company recognized $88.9 million, its portion of the gain on sale of these assets, through the equity income of its investment in Palmetto.

Income tax expense increased to $36.4 million as a result of the Palmetto transaction, for an effective tax rate of 38.8% for the three months ended March 31, 2006 compared to $1.9 million for an effective tax rate of 39.0% for the three months ended March 31, 2005.

ILEC (in thousands, except lines)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$13,235	$13,351	$(116)	(0.9%)
NECA/USF revenue	1,130	997	133	13.3%
Access and interconnection revenue	5,328	4,537	791	17.4%
Other revenue	3,894	3,794	100	2.6%

Total operating revenue	23,587	22,679	908	4.0%

Cost of service expense	5,070	4,936	134	2.7%
Selling, general & admin. expense	7,505	7,216	289	4.0%
Depreciation	5,202	5,109	93	1.8%

Total operating expense	17,777	17,261	516	3.0%

Operating income	$5,810	$5,418	$392	7.2%

Operating margin	24.6%	23.9%

Capital expenditures	$3,558	$4,459	$(901)	(20.2%)
Total assets	248,420	165,520	82,900	50.1%

Business access lines	28,241	28,647	(406)	(1.4%)
Residential access lines	81,630	84,174	(2,544)	(3.0%)
Total access lines	109,871	112,821	(2,950)	(2.6%)
Operating revenue for the three months ended March 31, 2006 increased 4.0% compared to the three months ended March 31, 2005. The increase in operating revenue was mainly due to a $0.8 million increase in access and interconnection revenue and a $0.1 million increase in NECA/USF revenue. Partially offsetting these increases in operating revenue was a $0.1 million reduction in customer recurring revenue. The decrease in customer recurring revenue was due to a 2.6% decline in access lines coupled with customers moving to long distance calling plans bundled with basic service plans. These bundled products should improve the Company’s ability to retain customers targeted by other providers. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

During the three months ended March 31, 2006, ILEC long distance lines in service increased slightly while access lines decreased 2.6%. At March 31, 2006, 78.3% of ILEC access lines subscribed to the Company’s long distance service, up from 75.3% at March 31, 2005. The stability in long distance lines was driven by the increase in customer acceptance of the Company’s bundled product offerings, which include flat rate unlimited long distance calling plans. Despite the stability in long distance lines in service, long distance revenue declined. The decline in long distance revenue was primarily due to lower revenue per minute from the Company’s flat rate calling plans in conjunction with lower rates for contract renewals for its larger business customers. Although long distance revenue on a per minute basis has been negatively impacted by flat rate calling plans, these bundled plans are expected to reduce churn with respect to these customers.

Operating expense for the three months ended March 31, 2006 increased 3.0% compared to the three months ended March 31, 2005. The increase in administrative expense was mainly due to an increase in medical benefit costs and changes made during 2005 to certain incentive programs for stock based compensation. Operating margin for the three months ended March 31, 2006 increased to 24.6% from 23.9% during the three months ended March 31, 2005.

Capital expenditures for the three months ended March 31, 2006 were 15.1% of ILEC operating revenue compared to 19.7% of revenue for the three months ended March 31, 2005. Included in the first quarter of 2005 were capital expenditures related to the Company’s $9.0 million initiative to enhance its broadband capabilities in its ILEC service territory. The broadband initiative was completed during 2005 and has enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers. The Company is currently working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan in the next several months to build upon the network enhancements completed in 2005. The 2006 consolidated capital plan has reserved approximately $8.0 million to support the initial product and network requirements to be finalized upon completion of the plan that will enable the Company to maintain its superior broadband service capabilities.

The Company’s ILEC derives its interstate access revenue through tariffed access charges and from the federal universal service programs administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The FCC governs the ILEC’s rates for interstate access services under a rate-of-return form of regulation, and those rates are set forth in tariffs filed with the FCC. A portion of this revenue may be subject to potential over-earnings claims if ILEC interstate rates result in earnings over the FCC’s prescribed rate of return. The Company maintains that, aside from any other defense it may have to a refund claim, such claims should be rejected if such revenues were earned through the application of rates that were “deemed lawful” because they were in accordance with FCC-approved tariffs. On April 11, 2006, the U.S. Court of Appeals for the District of Columbia reversed a lower court finding that upheld the FCC’s attempts to impose refund obligations due to an alleged loss of deemed lawful status based on the FCC’s temporary suspension and then subsequent acceptance without modification of a tariff filed on a streamlined basis. The Court of Appeals held that such an action by the FCC did not impact the deemed lawful status of such a tariff. As a result, the Company does not believe that it has any liability for over-earnings at this time. Management periodically assesses the ILEC’s potential over-earnings liability and will establish a reserve, and make adjustments to that reserve, when it is deemed appropriate by the Company.

The Company’s ILEC also receives intrastate “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.

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

The Company’s ILEC derives certain of its interstate network access revenue from USF mechanisms administered by NECA. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of March 31, 2006, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received ICLS funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.

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

CLEC (in thousands, except lines)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$3,595	$3,804	$(209)	(5.5%)
Access and interconnection revenue	955	1,259	(304)	(24.1%)
Other revenue	80	72	8	11.1%

Total operating revenue	4,630	5,135	(505)	(9.8%)

Cost of service expense	2,733	2,869	(136)	(4.7%)
Selling, general & admin. expense	1,816	1,753	63	3.6%
Depreciation	658	629	29	4.6%

Total operating expense	5,207	5,251	(44)	(0.8%)

Operating loss	$(577)	$(116)	$(461)	397.4%

Operating margin	(12.5%)	(2.3%)

Capital expenditures	$1,242	$223	$1,019	457.0%
Total assets	14,190	14,018	172	1.2%

Access lines	33,390	31,861	1,529	4.8%
Long distance lines	23,485	24,443	(958)	(3.9%)
Operating revenue for the three months ended March 31, 2006 decreased $0.5 million compared to the three months ended March 31, 2005. The decrease in operating revenue was driven by a $0.3 million decrease in access and interconnection revenue and a $0.2 million decrease in customer recurring revenue. Access and interconnection revenue in the first quarter of 2005 included $0.5 million in recoveries of previously disputed billings, while the decrease in customer recurring revenue related to lower average rates for customer contract renewals.

Operating expense for the three months ended March 31, 2006 was flat compared to the same period last year. Operating margin for the three months ended March 31, 2006 decreased to (12.5%), compared to (2.3%) for the three months ended March 31, 2005.

Capital expenditures for the three months ended March 31, 2006 were 26.8% of CLEC operating revenue compared to 4.3% of operating revenue for the three months ended March 31, 2005. The increase in capital expenditures related to infrastructure components required for the Company’s migration of its switching networks to an IP-packet based design.

The CLEC and Greenfield businesses have historically used certain unbundled network elements (“UNEs”) leased from the applicable incumbent local exchange carrier, such as UNE-P, which is an element that bundles unbundled network element switching and loops, dedicated transport and combinations of high capacity loops and dedicated transport called enhanced extended links (“EELs”). As of March 31, 2006, approximately 25% of the Company’s current CLEC access lines utilize EELs, and the Company currently has approximately 4,500 UNE-P lines. On December 15, 2004, the FCC adopted final rules with regard to the treatment of such elements.

The FCC’s order will result in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and UNE-P. The Company has identified, and is continuing to evaluate and, in some cases, implement, opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed an interconnection agreement amendment with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has executed commercial agreements with the incumbent local exchange carriers that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at higher rates than the previous cost-based rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC customers that can be served primarily through the use of the Company’s own network or co-located facilities.
Greenfield (in thousands, except lines and projects)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$1,940	$1,711	$229	13.4%
Access and interconnection revenue	510	498	12	2.4%
Other revenue	61	82	(21)	(25.6%)

Total operating revenue	2,511	2,291	220	9.6%

Cost of service expense	1,352	1,236	116	9.4%
Selling, general & admin. expense	952	917	35	3.8%
Depreciation	973	810	163	20.1%

Total operating expense	3,277	2,963	314	10.6%

Operating loss	$(766)	$(672)	$(94)	14.0%

Operating margin	(30.5%)	(29.3%)

Capital expenditures	$1,592	$1,348	$244	18.1%
Total assets	30,168	27,300	2,868	10.5%

Access lines	15,324	13,451	1,873	13.9%
Long distance lines	9,088	7,326	1,762	24.1%
Total projects	122	110	12	10.9%

		Projected
	Lines in	Marketable	Total
Greenfield Projects By Year	Service	Lines	Projects
Previous years	13,622	40,000	75
2003	1,003	5,000	18
2004	614	4,000	12
2005	85	4,000	13
2006	—	1,000	4

Total	15,324	54,000	122

Operating revenue for the three months ended March 31, 2006 increased 9.6% compared to the same period last year. The increase in operating revenue was due to a $0.2 million increase in customer recurring revenue driven by a 13.9% increase in access lines, coupled with a 24.1% increase in long distance lines in service.
Operating expense for the three months ended March 31, 2006 increased $0.3 million compared to the same period last year. The increase in operating expense was attributable to a $0.2 million increase in depreciation expense and a $0.1 million increase in cost of service expense. The increase in cost of service expense was due to higher network expenses related to the 13.9% growth in access lines.
During the three months ended March 31, 2006, the Greenfield business added four preferred provider projects, bringing the total number of projects to 122. These projects currently represent a potential of 54,000 access lines once these developments have been completely built-out. The residential/business line mix of these 122 projects is expected to be over 90% residential.
At March 31, 2006, 59.3% of Greenfield access lines subscribed to the Company’s long distance service, up from 54.5% at March 31, 2005. The increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines increases, the Company has experienced an increase in long distance penetration rates.
Capital expenditures for the first quarter of 2006 were 63.4 % of Greenfield operating revenue compared to 58.8% of operating revenue for the same period last year.
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
Wireless (in thousands, except subscribers)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$5,623	$5,472	$151	2.8%
Wireless roaming/settlement revenue	2,917	2,455	462	18.8%
Other revenue	587	565	22	3.9%

Total operating revenue	9,127	8,492	635	7.5%

Cost of service expense	5,170	4,431	739	16.7%
Selling, general & admin. expense	2,801	2,752	49	1.8%
Depreciation	635	504	131	26.0%

Total operating expense	8,606	7,687	919	12.0%

Operating income	$521	$805	$(284)	(35.3%)

Operating margin	5.7%	9.5%

Capital expenditures	$196	$1,093	$(897)	(82.1%)
Total assets	33,260	33,821	(561)	(1.7%)

Wireless subscribers	47,145	44,091	3,054	6.9%
Operating revenue for the three months ended March 31, 2006 increased 7.5% compared to the three months ended March 31, 2005. The increase in operating revenue was driven by a $0.5 million increase in roaming and settlement revenue and a $0.2 million increase in customer recurring revenue. The increase in roaming and settlement revenue related to an increase in roaming minutes of use on the Company’s Wireless network, while the increase in customer recurring revenue was driven by a 6.9% increase in subscribers.

Operating expense in the first quarter of 2006 increased $0.9 million compared to the same period in 2005. The increase in operating expense primarily related to a $0.5 million increase in handset and accessories expense associated with retention and contract renewal programs targeted to reduce customer churn. In addition, roaming and settlement expense increased $0.2 million due to an increase in the minutes the Company’s customers were roaming on other wireless carriers’ networks.
Capital expenditures declined to $0.2 million in the first quarter of 2006 from $1.1 million in the same quarter last year. No new cell sites were added in the first quarter of 2006, but the Company anticipates the construction of 8 to 10 new cell sites in 2006, subject to zoning and local approvals.
Internet (in thousands, except lines and accounts)

	Three months ended March 31,
	2006	2005	Change
Customer recurring revenue	$3,248	$2,778	$470	16.9%
Other revenue	36	22	14	63.6%

Total operating revenue	3,284	2,800	484	17.3%

Cost of service expense	660	817	(157)	(19.2%)
Selling, general & admin. expense	1,435	1,307	128	9.8%
Depreciation	374	479	(105)	(21.9%)

Total operating expense	2,469	2,603	(134)	(5.1%)

Operating income	$815	$197	$618	313.7%

Operating margin	24.8%	7.0%

Capital expenditures	$250	$428	$(178)	(41.6%)
Total assets	13,357	13,725	(368)	(2.7%)

DSL lines	21,710	15,523	6,187	39.9%
Dial-up accounts	6,031	8,494	(2,463)	(29.0%)
High-speed accounts	716	617	99	16.0%
Operating revenue for the three months ended March 31, 2006 increased 17.3% compared to the same period in 2005. The increase in operating revenue was due to a $0.6 million increase in DSL revenue driven by a 39.9% increase in DSL customers. Partially offsetting the increase in DSL revenue was a $0.1 million decrease in dial-up revenue from the migration of dial-up customers to higher bandwidth offerings.
Operating expense during the first quarter of 2006 decreased 5.1% compared to same period in 2005. The decrease in operating expense was due to a $0.2 million decrease in cost of service expense and a $0.1 million decrease in depreciation expense, which was partially offset by a $0.1 million increase in selling expense. The decrease in cost of service expense was driven by a reduction in network expenses related to efficiency initiatives, while the increase in selling expense was attributable to the growth in DSL customers.
Capital expenditures in the first quarter of 2006 of $0.3 million were primarily for DSL modems.
During 2005, the Company completed its broadband initiative to significantly enhance its bandwidth capabilities in its ILEC territory and can now offer broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a significant improvement over current DSL and cable modem speeds offered by other providers. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy. The Company is currently working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company expects to complete this product, service and network plan during 2006 to build upon the network enhancements completed in 2005.
Other (in thousands)

	Three months ended March 31,
	2006	2005	Change
Cost of service expense	$—	$—	$—	NA
Selling, general & admin. expense	406	197	209	106.1%
Depreciation	278	335	(57)	-17.0%

Total operating expense	$684	$532	$152	28.6%

Capital expenditures	$149	$207	$(58)	-28.0%
Total assets	57,991	65,222	(7,231)	-11.1%
Operating expense for the Company’s Other business segment increased $0.2 million primarily due to an impairment charge of $0.2 million related to certain fixed wireless broadband equipment..
Liquidity and Capital Resources
Cash provided by operating activities was $6.9 million for the three months ended March 31, 2006 compared to $2.7 million for the same 2005 period. The increase was primarily due to cash flows from changes in operating assets and liabilities and cash flows from operations.
Cash provided by investing activities was $28.8 million for the three months ended March 31, 2006 compared to cash used in investing activities of $7.6 million during the first three months of 2005. As a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale during the first quarter of 2006. The Company invested $61.7 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities.
Cash used in financing activities totaled $12.0 million in the first quarter of 2006 compared to $7.5 million in the same 2005 period. During the first quarter of 2006, the Company repaid $11.3 million of debt compared to $6.3 million for the same 2005 period. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility. In the second quarter of 2005, the Company increased its quarterly dividend payout to $0.10 per share from $0.07 per share. As a result, dividends paid increased $0.6 million during the first quarter of 2006. Partially offsetting these increases in cash used in financing activities was an increase of $0.9 million in proceeds from common stock issuances resulting from stock option exercises.
At March 31, 2006, the fair market value of the Company’s investment securities was $67.3 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006.
On April 18, 2006, the Company entered into a Master Loan Agreement, which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The commitment expires on March 30, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter.

The Company also has a 7.32% fixed rate term loan that matures on December 31, 2014. At March 31, 2006, $43.8 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.
The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

	Payments Due by Year
		Less than			After 5
	Total	one Year	1-3 Years	4-5 Years	Years
Contractual obligations
Term loan	$43,750	$5,000	$10,000	$10,000	$18,750
Fixed interest payments	14,938	3,065	5,216	3,569	3,088
Operating leases	12,113	2,455	4,223	3,275	2,160
Capital leases	422	388	34	—	—
Other service contracts	1,906	892	885	129	—

	$73,129	$11,800	$20,358	$16,973	$23,998

The Company anticipates that it has access to adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued investment and operations in the ILEC, CLEC, Greenfield, Wireless and IDS units, payments associated with long-term debt and investments as summarized above.
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

In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the Securities and Exchange Commission, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements should be viewed with caution.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At March 31, 2006, $43.8 million was outstanding.

At December 31, 2005, the Company had one interest rate swap agreement to fix $5.0 million of the amount outstanding under the $70.0 million revolving line of credit at a rate of 4.53%. This interest rate swap agreement was settled on March 29, 2006 for approximately $9 thousand.

At March 31, 2006, the Company has $61.7 million in tax-exempt auction rate securities, which are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk.

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

As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s management previously concluded in such Annual Report on Form 10-K that as of December 31, 2005, its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting as further described below.

During the first quarter of 2006, the Company implemented controls to remediate the material weaknesses in its internal control over financial reporting and its disclosure controls and procedures. The Company’s remediation efforts with respect to these matters are described below.

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

Based upon the foregoing evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2006, due to a material weakness identified as of December 31, 2005 regarding the classification of balance sheet accounts that is currently being remediated by the Company as discussed in Item 4(b) below.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its classification of balance sheet accounts and accounting for equity method investments. During the quarter ended March 31, 2006, the Company implemented various improvements to internal controls, which included: (i.) a process to review and document the classification of balance sheet accounts to ensure proper classification as either current or non-current assets or liabilities and (ii.) additional policies and procedures associated with the review of support and reconciliations of the differences between the Company’s carrying value of its investments in unconsolidated companies and its underlying equity in the investees accounted for under the equity method.

The Company believes that these changes will provide adequate controls. The Company was not able to sufficiently test the effectiveness of the controls implemented related to the classification of balance sheet accounts during the quarter ended March 31, 2006 because the related controls had not been in place for a sufficient period of time as of March 31, 2006 to conclude on their operating effectiveness.

Other than as described above, during the fiscal quarter ended March 31, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits

Exhibit No.	Description of Exhibit
10.1	Agreement with CoBank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC. (Registrant)

/s/ Ronald A. Marino
Ronald A. Marino Vice President Finance and Chief Accounting Officer

May 10, 2006
Date
(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Agreement with CoBank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.