Form 10-Q/A
period 2006-03-31
CT COMMUNICATIONS INC /NC
filed 2006-07-14
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report of CT Communications, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of correcting a document submission error whereby, the Company inadvertently indicated on the Cover Page of the Original Filing that it is a shell company.
This Amendment No. 1 does not modify or attempt to update the original financial statements, footnotes or any other disclosures as filed in the Original Filing (other than the Cover Page as described above). Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.
.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC. (Registrant)

/s/ Ronald A. Marino Ronald A. Marino Vice President Finance and Chief Accounting Officer

July 14, 2006 Date
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