Form 10-Q
period 2006-06-30
CT COMMUNICATIONS INC /NC
filed 2006-08-04
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     19,612,333 shares of Common Stock outstanding as of July 31, 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,882	$23,011
Short-term investments	94,869	—
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $259 and $337 at June 30, 2006 and December 31, 2005, respectively	15,563	16,336
Wireless spectrum held-for-sale	—	15,646
Other	8,479	7,220

Total current assets	135,793	62,213

Investment securities	5,270	5,845
Other investments	1,800	1,690
Investments in unconsolidated companies	7,145	15,618
Property and equipment, net	196,897	200,179
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	6,670	5,980

Total assets	$383,470	$321,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$15,000
Accounts payable	7,877	8,482
Customer deposits and advance billings	2,307	2,538
Income taxes payable	15,887	2,107
Other accrued liabilities	9,240	11,814

Total current liabilities	40,311	39,941

Long-term debt	37,500	40,000
Deferred credits and other liabilities
Deferred income taxes	22,552	25,078
Post-retirement and pension benefits	16,353	15,842
Other	6,150	4,679

Total deferred credits and other liabilities	45,055	45,599

Total liabilities	122,866	125,540

Stockholders’ equity:
Preferred stock 4.5% series, $100 par value; 614 shares outstanding at December 31, 2005	—	61
Common stock, 19,484,311 and 18,930,624 shares outstanding at June 30, 2006 and December 31, 2005, respectively	49,645	42,648
Other capital	298	298
Unearned compensation	—	(307)
Accumulated other comprehensive income	218	282
Retained earnings	210,443	152,898

Total stockholders’ equity	260,604	195,880

Total liabilities and stockholders’ equity	$383,470	$321,420

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenue:
Telephone	$30,880	$29,144	$61,608	$59,249
Wireless and internet	13,077	11,889	25,488	23,181

Total operating revenue	43,957	41,033	87,096	82,430

Operating expense:
Telephone cost of service (excludes depreciation of $6,143, $5,892, $12,321 and $11,701, respectively)	8,719	9,034	17,874	18,075
Wireless and internet cost of service (excludes depreciation of $947,$1,002, $1,932 and $1,955, respectively)	5,954	5,982	11,784	11,230
Selling, general and administrative (excludes depreciation of $883, $1,079, $1,840 and $2,183, respectively)	16,547	14,496	31,462	28,638
Depreciation	7,973	7,973	16,093	15,839

Total operating expense	39,193	37,485	77,213	73,782

Operating income	4,764	3,548	9,883	8,648

Other income (expense):
Equity in income of unconsolidated companies, net	263	1,305	90,103	2,548
Interest, dividend income and gain on sale of investments	1,945	1,529	2,758	1,677
Impairment of investments	—	(111)	(876)	(529)
Interest expense	(869)	(1,165)	(1,893)	(2,301)
Other income (expense)	31	(191)	21	(230)

Total other income	1,370	1,367	90,113	1,165

Income before income taxes	6,134	4,915	99,996	9,813
Income taxes	2,241	1,962	38,614	3,871

Net income	3,893	2,953	61,382	5,942
Dividends on preferred stock	1	5	1	10

Net income for common stock	$3,892	$2,948	$61,381	$5,932

Earnings per common share:
Basic	$0.20	$0.16	$3.22	$0.32
Diluted	0.20	0.15	3.17	0.31

Basic weighted average shares outstanding	19,165	18,842	19,034	18,822
Diluted weighted average shares outstanding	19,452	19,090	19,359	19,035
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$3,893	$2,953	$61,382	$5,942

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for sale securities	409	68	404	(18)
Reclassification adjustment for (gains) losses realized in net income	(457)	(3)	(468)	46

Comprehensive income	$3,845	$3,018	$61,318	$5,970

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228
Net Income	—	—	—	—	—	—	5,942	5,942
Issuance of 156,718 shares of common stock	—	—	1,804	—	—	—	—	1,804
Issuance of 2,319 shares for exercise of stock options	—	—	21	—	—	—	—	21
Forfeiture, cancellation and repurchase of 161,279 common shares	—	—	(2,045)	—	—	—	—	(2,045)
Preferred stock subject to redemption	(336)	—	—	—	—	—	—	(336)
Dividends declared:
5% preferred	—	—	—	—	—	—	(1)	(1)
4.5% preferred	—	—	—	—	—	—	(9)	(9)
Common stock	—	—	—	—	—	—	(3,222)	(3,222)
Other comprehensive loss	—	—	—	—	—	28	—	28
Restricted stock compensation net of $396 earned in 2005	—	—	—	—	(474)	—	—	(474)

Balance at June 30, 2005	$—	$61	$42,002	$298	$(742)	$243	$148,074	$189,936

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2005	$—	$61	$42,648	$298	$(307)	$282	$152,898	$195,880
Net Income	—	—	—	—	—	—	61,382	61,382
Issuance of 44,182 shares of common stock	—	—	616	—	—	—	—	616
Issuance of 501,159 shares for exercise of stock options	—	—	5,873	—	—	—	—	5,873
Forfeiture and cancellation of 48,556 common shares	—	—	(632)	—	—	—	—	(632)
Reversal of unamortized unearned compensation balance	—	—	(307)	—	307	—	—	—
Tax benefits from exercised stock options	—	—	859	—	—	—	—	859
Preferred stock subject to redemption	—	(61)	—	—	—	—	—	(61)
Dividends declared:
4.5% preferred	—	—	—	—	—	—	(1)	(1)
Common stock	—	—	—	—	—	—	(3,836)	(3,836)
Other comprehensive loss	—	—	—	—	—	(64)	—	(64)
Restricted stock compensation net of $385 earned in 2006	—	—	588	—	—	—	—	588

Balance at June 30, 2006	$—	$—	$49,645	$298	$—	$218	$210,443	$260,604

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$61,382	$5,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,093	15,839
Stock compensation expense	385	396
Impairment/loss on fixed assets	190	185
Post-retirement and pension benefits	511	(195)
Impairment of investments	876	529
Gain on sale of investment	—	(1,127)
(Gain) loss on sale of investment securities	(947)	72
Interest income on short-term investments	(431)	—
Equity in income of unconsolidated companies	(90,103)	(2,548)
Undistributed patronage dividends	(110)	(161)
Deferred income taxes and tax credits	(2,491)	(747)
Change in income taxes payable	13,780	(1,609)
Changes in operating assets and liabilities	(1,565)	(1,330)

Net cash (used in) provided by operating activities	(2,430)	15,246

Cash flows from investing activities:
Capital expenditures	(13,051)	(14,348)
Proceeds from sale of property, plant and equipment	50	1,896
Proceeds from sale of wireless spectrum (net of costs to sell of $353)	15,647	—
Proceeds from sale of investment	—	1,127
Proceeds from sale of investment securities	1,375	158
Proceeds from sale of short-term investments	6,000	—
Purchases of short-term investments	(100,438)	—
Purchases of investment securities and other investments	(151)	(149)
Payment for wireless spectrum	(300)	—
Distribution from unconsolidated companies	97,899	1,470

Net cash provided by (used in) investing activities	7,031	(9,846)

Cash flows from financing activities:
Repayment of long-term debt	(12,500)	(7,500)
Dividends paid	(3,837)	(3,232)
Tax benefits credited to additional paid-in-capital	859	—
Repurchase of common stock	—	(1,648)
Proceeds from common stock issuances	4,843	119

Net cash used in financing activities	(10,635)	(12,261)

Net cash used in discontinued operations — operating activities (revised, see Note 2)	(95)	(240)

Net decrease in cash and cash equivalents	(6,129)	(7,101)
Cash and cash equivalents at beginning of period	23,011	28,358

Cash and cash equivalents at end of period	$16,882	$21,257

Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under annual incentive plan	$714	$831
Receivable due from broker related to stock option exercises	1,134	—
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	In the opinion of the management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005 and the results of its operations for the three and six months ended June 30, 2006 and June 30, 2005 and its cash flows for the six months ended June 30, 2006 and June 30, 2005. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
2.	In certain instances, amounts previously reported in the 2005 consolidated financial statements have been reclassified to conform to the presentation of the 2006 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported. The Company disclosed the net cash used in discontinued operations in the first six months of 2006 and 2005 related to operating activities, which in prior periods was not specifically identified as related to operating activities.
3. STOCK COMPENSATION PLANS
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. Under the modified-prospective transition method, SFAS No. 123R applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet. This amount was eliminated against the Company’s common stock account on January 1, 2006. The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At June 30, 2006, the majority of the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.
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
The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
adopted SFAS No. 123R effective January 1, 2006. The Company’s expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants.
Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under this method, no compensation expense was recognized for issuances of stock pursuant to the employee stock purchase plan, or for stock option grants, with the exception of the acceleration of the vesting of stock options during the third quarter of 2005. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to January 1, 2006.
At June 30, 2006, the Company had five stock-based compensation plans, which are described below.
Comprehensive Stock Option Plan
The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At June 30, 2006, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, generally the most recent sales price at the date of grant, and must be exercised within 10 years of the date of grant.
Restricted Stock Award Program
The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company amortizes the amount of the fair market value of the stock granted on a straight-line basis over the vesting period, generally 1 to 10 years. At June 30, 2006, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.
Director Compensation Plan
In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares were reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the issue date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During the six months ended June 30, 2006 and 2005, the Company issued 7,954 shares and 13,554 shares under the Director Plan with an average fair market value of approximately $13 and $11, respectively. These shares related to Directors who elected to receive their compensation in shares for meetings attended during the previous year. Directors’ compensation expense is accrued during the year as meetings are attended; therefore, no compensation expense related to these shares was recognized for the six months ended June 30, 2006 and 2005. At June 30, 2006, no shares were available for issuance under the Director Plan.
Omnibus Stock Compensation Plan
The CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved in 1997. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 shares under the Stock Plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the Amended and Restated 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan. Options were granted at prices determined by the Board

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
of Directors, generally based on the most recent sales price at the date of grant, and must generally be exercised within 10 years of the date of grant.
Amended and Restated 2001 Stock Incentive Plan
During 2004, the Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, nonvested stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. Of the 2.6 million shares reserved for issuance, 1.2 million shares were reserved for non-option grants. At June 30, 2006, the number of shares of common stock authorized for issuance but ungranted was approximately 1,203,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company issued 59,692 stock units under the Stock Incentive Plan during the six months ended June 30, 2006 with an average fair market value of approximately $13. The Company has issued a total of 148,053 stock units under the Stock Incentive Plan, all of which were outstanding as of June 30, 2006. These stock units are accounted for as liability awards and any changes to the fair value are recognized in compensation expense. During the three and six months ended June 30, 2006, the Company recognized compensation expense of approximately $0.7 million and $0.8 million, respectively, related to these stock units.
During the six months ended June 30, 2006 and 2005, respectively, the Company granted 88,496 and 134,126 unrestricted and nonvested shares, of which 56,902 and 121,192 were nonvested shares, respectively, under the Stock Incentive Plan to participants with a weighted-average fair value of $13 and $11, respectively, measured at the grant date fair value. At June 30, 2006, there were 100,353 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. For the three months ended June 30, 2006, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.1 million and less than $0.1 million, respectively, compared to $0.2 million and $0.1 million, respectively, for the same 2005 periods. For the six months ended June 30, 2006, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.4 million and $0.1 million, respectively, compared to $0.4 million and $0.2 million, respectively, for the same 2005 periods. At June 30, 2006, unrecognized compensation expense related to nonvested shares was $0.5 million, which will be recognized over a weighted-average period of 1.3 years.
Prior to August 10, 2005, the Company granted stock options under the Stock Incentive Plan. These options were granted at prices determined by the Board of Directors, generally the closing price on the date of grant, and must generally be exercised within 10 years of the date of grant. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1.7 million and $2.2 million, respectively. The total intrinsic value of stock options exercised during both the three and six months ended June 30, 2005 was less than $0.1 million. There were no stock options granted during the six months ended June 30, 2006.
The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $0.9 million credited to additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Statement of Cash Flows.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity under the Company’s stock option plans for the six months ended June 30, 2006 was as follows:

		Weighted
		Average	Intrinsic
	Number	Exercise	Value
	of Options	Price	(in thousands)
Options outstanding and exercisable at December 31, 2005	1,704,729	$13
Options exercised	501,159	12
Options forfeited	18,334	16

Options outstanding and exercisable at June 30, 2006	1,185,236	$14	$10,276

The weighted-average remaining contractual term of the options included in the table above was approximately 7 years.
Nonvested share activity for the six months ended June 30, 2006 was as follows:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Value
Nonvested shares at December 31, 2005	156,160	$11
Shares granted	56,902	13
Shares vested	112,457	11
Shares forfeited	252	11

Nonvested shares at June 30, 2006	100,353	$12

The fair value of shares vested during the six months ended June 30, 2006 was approximately $1.5 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB 25 and related Interpretations, as permitted by SFAS No. 123. Pro forma disclosures for the three months ended June 30, 2006 are not applicable. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2005, would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$2,953	$5,942
Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	255	510

Pro forma net income	$2,698	$5,432

Basic earnings per common share
As reported	$0.16	$0.32
Pro forma	0.14	0.29

Diluted earnings per common share
As reported	$0.15	$0.31
Pro forma	0.14	0.29

Assumptions used in Black Scholes pricing model:
Expected dividend yield		2.5%
Risk-free interest rate		4.2%
Weighted average expected life		5 years
Expected volatility		57%
Fair value per share of options granted		$4.73
4. INVESTMENTS IN UNCONSOLIDATED COMPANIES
Investments in unconsolidated companies consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Equity Method:
Palmetto MobileNet, L.P.	$3,345	$10,654
Other	37	35

Cost Method:
Magnolia Holding Company	1,239	1,587
InComm (formerly PRE Holdings, Inc)	1,304	2,100
Other	1,220	1,242

Total	$7,145	$15,618

The Company recognized income of $0.3 million and $1.3 million for the three months ended June 30, 2006 and 2005, and $90.1 million and $2.5 million in the six months ended June 30, 2006 and 2005, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. (“Palmetto”). Palmetto is a partnership that

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
held a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million cash. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million, which included $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. At June 30, 2006, the Company’s remaining carrying value of $3.3 million for Palmetto represented the Company’s percentage share of the underlying equity of Palmetto, which primarily included cash, fixed assets and certain liabilities. Summarized unaudited interim results of operations for Palmetto for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Equity in earnings of RSA partnership interests	$—	$6,105	$3,499	$11,728
Other income (expense)	1,184	(253)	353,675	(336)

Net income	$1,184	$5,852	$357,174	$11,392

Other income shown in the table above for the six months ended June 30, 2006 included Palmetto’s $353.4 million gain on the sale of the interests in the RSAs.
During the six months ended June 30, 2006, the Company recognized impairment losses of $0.4 million and $0.3 million on InComm and Magnolia Holding Company, respectively. The impairment losses were determined based upon fair value resulting from a transaction between the investee and another company. These impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.
5. INVESTMENT SECURITIES
The carrying value, gross unrealized holding gains and losses and fair value for the Company’s equity investments at June 30, 2006 and December 31, 2005 were as follows (in thousands):

Equity Securities	Carrying	Gross Unrealized	Gross Unrealized
Available-for-Sale	Value	Holding Gains	Holding Losses	Fair Value
June 30, 2006	$4,903	$415	$(48)	$5,270

December 31, 2005	$5,379	$537	$(71)	$5,845

During the six months ended June 30, 2006 and 2005, the Company recognized impairment losses of $0.2 million and $0.5 million, respectively, on equity investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at June 30, 2006 were as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common Stock	$—	$—	$91	$48	$91	$48

Total temporarily impaired securities	$—	$—	$91	$48	$91	$48

The fair value and unrealized losses noted above that were greater than 12 months relate to two different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired, at which time the impairment loss would be realized.
At June 30, 2006, the Company held $94.9 million of tax-exempt auction rate securities, which were classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives interest income on these auction rate securities when the interest rates reset or semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at June 30, 2006.
6. OTHER INVESTMENTS
Other investments represent the Company’s investment in CoBank, ACB (“CoBank”), which is organized as a cooperative for federal income tax purposes. Distributions include both cash distributions of CoBank’s earnings and equity participation certificates. Equity participation certificates are included in the Company’s carrying value of the investment and are recognized as other income in the period earned.
7. PROPERTY AND EQUIPMENT
Property and equipment was composed of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land, buildings and general equipment	$91,911	$91,496
Central office equipment	195,779	190,220
Poles, wires, cables and conduit	169,103	163,868
Construction in progress	5,721	4,545

	462,514	450,129
Accumulated depreciation	(265,617)	(249,950)

Property and equipment, net	$196,897	$200,179

For the six months ended June 30, 2006, the Company recognized an impairment charge of $0.2 million related to certain fixed wireless broadband equipment, which was recorded in selling, general and administrative expenses.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. COMMON STOCK
During the three and six months ended June 30, 2006 and 2005, the Company issued common stock from stock option exercise activity and under its various compensation plans.
The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	19,165	18,842	19,034	18,822
Effect of dilutive stock options and non-vested stock	287	248	325	213

Total diluted weighted average shares outstanding	19,452	19,090	19,359	19,035

Anti-dilutive shares of Common Stock totaling 252,000 and 1,051,000 for the three months ended June 30, 2006 and 2005, respectively, and 367,000 and 1,051,000 for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share and diluted weighted average shares outstanding because the exercise price of these options was greater than the average market price of the Common Stock during the respective periods. At June 30, 2006 and June 30, 2005, the Company had total options outstanding of approximately 1,185,000 and 1,815,000, respectively.
The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company included the entire amount of excess tax benefits that would be credited to additional paid-in capital upon the exercise of its dilutive stock options in its diluted weighted average share calculation.
On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company was authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding Common Stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company during 2006.
9. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Line of credit with interest at LIBOR plus a spread (5.56% at December 31, 2005)	$—	$10,000
Term loan with interest at 7.32%	42,500	45,000

	42,500	55,000

Less: Current portion of long-term debt	5,000	15,000

Long-term debt	$37,500	$40,000

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to its maturity on March 31, 2006.
The Company has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At June 30, 2006, $42.5 million was outstanding. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal amounts of $1.25 million.
On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The revolving loan commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million at December 31, 2005 and unchanged for the six months ended June 30, 2006.
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
As described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 5, 2006, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C., and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that were the holders of the Company’s Educational Broadband Service (“EBS”), Broadband Radio Service (“BRS”), and related rights and obligations, completed a sale to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”) of all of the Affiliate Companies’ BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations for total consideration of $16 million, less costs to sell of $0.4 million.
11. RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007, with no expected material effect on its consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48’), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the results of operations, financial position and cash flows.
In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF reached a consensus that the scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. The EITF also reached a consensus that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company presents sales taxes received from customers on a net basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF Issue No. 06-3 on January 1, 2007, with no expected material effect on its consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
12. PENSION AND POST-RETIREMENT PLANS
Components of net periodic benefit cost for the three months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$612	$561	$12	$10
Interest cost	724	681	115	114
Expected return on plan assets	(899)	(900)	—	—
Amortization of prior service cost	—	1	(2)	(176)
Amortization of the net gain	—	—	(31)	(29)

Net periodic benefit cost	$437	$343	$94	$(81)

Components of net periodic benefit cost for the six months ended June 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$1,224	$1,122	$24	$29
Interest cost	1,448	1,362	230	239
Expected return on plan assets	(1,799)	(1,800)	—	—
Amortization of prior service cost	1	2	(4)	(172)
Amortization of the net gain	—	—	(62)	(58)

Net periodic benefit cost	$874	$686	$188	$38

The Company does not expect to contribute to the pension plan in 2006. The Company contributed $0.5 million to its post-retirement benefit plan during the first quarter of 2006. The Company does not expect to make further contributions in 2006.
At June 30, 2006, the Company’s pension and post-retirement liabilities were $6.6 million and $10.3 million, respectively. The current portion of the Company’s post-retirement liability at June 30, 2006 was $0.5 million.
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
Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation. At June 30, 2006, the Company’s remaining carrying value of $3.3 million for Palmetto represented the Company’s percentage share of the underlying equity of Palmetto, which primarily included cash, fixed assets and certain liabilities. The remaining operations of Palmetto are limited to South Carolina. Selected data by business segment as of and for the three and six months ended June 30, 2006 and 2005, was as follows (in thousands):
Three months ended June 30, 2006

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$23,558	$9,645	$4,763	$2,559	$3,432	$—	$43,957
External expense	13,876	8,229	4,372	2,355	2,102	286	31,220
Depreciation	5,105	641	677	996	329	225	7,973

Operating income (loss)	$4,577	$775	$(286)	$(792)	$1,001	$(511)	$4,764

Three months ended June 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$21,996	$8,963	$4,721	$2,427	$2,926	$—	$41,033
External expense	12,765	7,978	4,358	2,174	2,056	181	29,512
Depreciation	5,129	576	634	840	455	339	7,973

Operating income (loss)	$4,102	$409	$(271)	$(587)	$415	$(520)	$3,548

Six months ended June 30, 2006

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$47,145	$18,772	$9,393	$5,070	$6,716	$—	$87,096
External expense	26,451	16,200	8,921	4,659	4,197	692	61,120
Depreciation	10,307	1,276	1,335	1,969	703	503	16,093

Operating income (loss)	$10,387	$1,296	$(863)	$(1,558)	$1,816	$(1,195)	$9,883

Segment assets	$252,968	$33,192	$14,458	$30,514	$13,273	$39,065	$383,470

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six months ended June 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$44,675	$17,455	$9,856	$4,718	$5,726	$—	$82,430
External expense	24,917	15,161	8,980	4,327	4,180	378	57,943
Depreciation	10,238	1,080	1,263	1,650	934	674	15,839

Operating income (loss)	$9,520	$1,214	$(387)	$(1,259)	$612	$(1,052)	$8,648

Segment assets	$166,412	$33,768	$12,899	$28,658	$13,433	$64,726	$319,896
The Company’s Palmetto segment is not consolidated and is accounted for under the equity method. The Company’s net investment in Palmetto of $3.3 million and $12.1 million as of June 30, 2006 and 2005, respectively, was included as part of the assets of the Company’s Other segment. The Company records its share of earnings from Palmetto as equity in income of unconsolidated companies on the Condensed Consolidated Statements of Income. For summarized results of operations for Palmetto see Note 4.
Reconciliation to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment operating income	$4,764	$3,548	$9,883	$8,648
Total other income	1,370	1,367	90,113	1,165

Income before income taxes	$6,134	$4,915	$99,996	$9,813

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
CT Communications, Inc. and its subsidiaries provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. The Company’s primary services include local and long distance telephone service, Internet and data services and wireless products and services.
The Company has worked to expand its core businesses through the development of integrated product and service offerings, investment in growth initiatives and targeted marketing efforts to efficiently identify and obtain customers. In addition, the Company has made certain strategic investments intended to complement its core businesses.
During the second half of 2006, the Company anticipates a significant increase in competition in its ILEC territory due to the launch of cable telephone service. The Company has taken, and will continue to take, several steps to position it to meet the competitive demand that will be presented by the introduction of this competitive service. During 2005, the Company completed its previously announced plan to enhance the broadband capabilities in its ILEC territory. The Company now offers broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a significant improvement over current DSL and cable modem speeds offered by the ILEC’s competitors. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services.
DSL customers increased by 6,573 or 40.2% from June 30, 2005, to end the quarter with 22,907. DSL penetration was 18.3% of ILEC lines and 18.2% of Greenfield lines at June 30, 2006. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy.
The Company has also been working internally and with consultants to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company is in the process of finalizing the product definitions and requirements surrounding entertainment content services and determining the best technology options to deliver them.
While the current target of 10 Mbps using the Company’s DSL based broadband network has been successful in growing the number of broadband customers, more capacity will be required to support the planned video product offerings. With expected customer demand for multiple standard and high definition video signals, high speed data connections, and voice channels, the Company believes the target bandwidth capacity for planning purposes in the access network should be no less than 40 Mbps.
On May 11, 2006, the Company executed a franchise agreement with the City of Concord, the largest city in our ILEC territory, permitting the Company to offer video services within the city. To begin upgrading the network within Concord, the Company has chosen to place fiber to the home facilities in locations that are currently served by aerial copper cable facilities. The Company currently plans to pass approximately 10,000 homes in the second half of 2006 to position the Company for commercial video deployment. Because the majority of the Company’s ILEC customers are currently served with aerial facilities, the Company believes it can cover a significant portion of its ILEC customers with lowered capital costs by initially focusing on these customers. In addition, the Company will also begin placing fiber to the home in selected new developments.
The Company is also developing plans to transition from a circuit switched network technology to an IP technology capable of delivering the Company’s wireline products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.
In addition, the Company continues to focus on maximizing the ILEC business in its current markets by cross-selling bundled products and packages and growing its customer base through its CLEC, Greenfield, Internet and data services, and Wireless businesses.
On March 15, 2006, Palmetto MobileNet, L.P. (“Palmetto”) sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale.

The Company ended the second quarter with approximately $112 million in cash and short-term investments and reduced its term loan balance to $42.5 million. The Company believes its product and network plan can be funded without significantly affecting its liquidity and balance sheet capacity.
The Company is conducting additional analysis of possible uses of its balance sheet capacity. In consultation with its outside financial advisor, the Company will continue to evaluate options which may include a special dividend, share repurchase offer, and/or strategic investments to complement the Company’s business plan.
For the three and six months ended June 30, 2006, net income for the Company was $3.9 million and $61.4 million compared to $3.0 million and $5.9 million for the three and six months ended June 30, 2005. Diluted earnings per share were $0.20 and $0.15 for the three months ended June 30, 2006 and 2005, respectively, and $3.17 and $0.31 for the six months ended June 30, 2006 and 2005, respectively.
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
VoIP and cable telephone service are becoming more available to customers and could result in increased customer churn throughout the Company’s businesses. Time Warner Cable offers cable television and high-speed Internet service in much of the Company’s service territory and cable telephone service in many of the Company’s Greenfield and CLEC areas. Time Warner Cable introduced its cable telephone product in the ILEC service area in July of 2006. Cable telephone service in the ILEC service area could result in a loss of access lines, a reduction in ILEC revenue including long distance and access revenue and a reduction in Internet revenue. Wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years, although the Company’s Wireless business has likely benefited from such substitution.
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
In June 2001, the Company entered into a Joint Operating Agreement (“JOA”) with Cingular Wireless (“Cingular”). Under the JOA, the Company purchases pre-defined services from Cingular, such as switching, and remains subject to certain conditions including technology, branding and service offering requirements. Products and services are co-branded with Cingular. The Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the JOA with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable manufacturing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising.

While the wireless telecommunications industry continues to grow, a high degree of competition exists among carriers. This competition will continue to put pressure on pricing and margins as carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue rates derived from its customers. Wireless industry competition and high customer penetration rates have caused and will likely continue to cause the Company’s subscriber growth rate to moderate in comparison to historical growth rates.
The Company filed an application with the FCC that allows it to participate in the Advance Wireless Services (“AWS”) spectrum auction. The Company currently has a fully refundable deposit on file with the FCC that represents bidding credits valued at $286,000. The bidding process begins on August 9, 2006, and the Company is eligible to bid on AWS spectrum that aligns with its current primary service areas. The Company does not anticipate that its participation in, or the outcome of, the AWS auction will have a material impact on the Company or its financial results.
Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the Federal Communications Commission (“FCC”) at the federal level, and state utility commissions, principally the North Carolina Utilities Commission (“NCUC”).
The Company’s ILEC derives a material portion of its revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”), which administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of June 30, 2006, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.
Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. The Company had previously filed its own traffic sensitive rates. As part of the traffic sensitive pool, the ILEC’s interstate access revenues are based on expenses plus a return on investment. The Company will share the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets.
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
The Company’s ILEC, CLEC and Greenfield businesses also receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.
The FCC, and possibly Congress, is expected to devote resources to the consideration of USF and intercarrier compensation reform in 2006 and future years, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the ILEC receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. Initial comments were filed in May 2005 and reply comments were filed on July 20, 2005. The Company is currently participating in industry associations that are working to develop and advocate an industry proposal.
The FCC is also considering the appropriate regulatory treatment of VoIP services. Despite providing voice services similar to those offered by the Company, VoIP providers have to date avoided many regulatory requirements that currently apply to the Company in the provision of those services. This disparate regulatory treatment provides VoIP providers with a competitive advantage. Although several state commissions have attempted to assert jurisdiction over VoIP services, federal courts in New York and Minnesota have rejected those efforts as preempted by federal law. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction. Several state commissions have appealed the FCC’s Vonage decision. On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-

enabled communications services. On June 3, 2005, the FCC released an order requiring VoIP providers to provide 911 service to their customers in the fourth quarter of 2005. This requirement was partially stayed on October 24, 2005, and is still pending judicial review.
On June 27, 2006, the FCC released a Report and Order and Notice of Proposed Rulemaking, which addressed USF obligations for VoIP and wireless carriers. The FCC ordered VoIP carriers to pay into USF and established a “safe harbor” of 64.9% that those carriers could apply to determine the interstate portion of their revenues that were subject to the funding obligations. The order has the effect of eliminating a competitive advantage enjoyed by many VoIP providers over traditional telephone service providers, as many such VoIP providers were not contributing to USF at the levels mandated by the FCC.
Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. The price regulation plan has allowed flexibility for adjustments based on certain external events outside of the Company’s control, such as jurisdictional cost shifts or legislative mandates. In previous years, the Company has rebalanced certain rates under the price regulation plan with the primary result being an increase in the monthly basic service charges paid by residential customers, a decrease in access charges paid by interexchange carriers and a decrease in rates paid by end users for an expanded local calling scope. On September 9, 2005, the NCUC released an order approving a new price regulation plan for the Company. The approved modifications allow the Company to increase rates annually for basic local exchange services up to 12% and allow the Company to increase rates for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the NCUC.
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
On May 11, 2006, the Company executed a franchise agreement with the City of Concord permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that established a statewide franchise scheme. Under the new law, which is effective January 1, 2007, the North Carolina Secretary of State replaces North Carolina counties and cities as the exclusive franchising authority for video services. To obtain a franchise from the Secretary of State, a Company must file a notice designating the areas within which it desires to provide video services. To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide entertainment services over its network by allowing the Company to avoid timely franchise procurement processes with various local governments and uneconomic build-out requirements that frequently are present in local government franchise agreements.
The Company’s CLEC and Greenfield rely in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has relieved some of the unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates. The FCC’s order has resulted in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company has identified, and is continuing to evaluate and take advantage of certain opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed an interconnection agreement amendment with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has executed commercial agreements with the incumbent local exchange carriers that will continue to permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at higher rates than the previous cost-based rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC and Greenfield customers that can be served primarily through the use of the Company’s own network or co-located facilities.
As of March 31, 2006, the Company, through one or more affiliates, held licenses and other rights (including lease agreements) to certain wireless spectrum, including Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”). As described in the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2006, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C. and Wavetel TN, L.L.C. sold, pursuant to a previously announced purchase agreement, their BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation for total consideration of $16 million, less costs to sell of $0.4 million, in cash, which was recognized in the Company’s second quarter 2006 financial results.
Results of Operations
The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”. On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation. At June 30, 2006, the Company’s remaining carrying value of $3.3 million for Palmetto represented the Company’s percentage share of the underlying equity of Palmetto, which primarily included cash, fixed assets and certain liabilities. Summarized results of operations for Palmetto are included in Note 4 of the Condensed Consolidated Financial Statements.
The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and customers)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$28,100	$27,291	$809	$55,741	$54,407	$1,334
Universal service	1,169	847	322	2,299	1,844	455
Access & interconnection	7,000	5,940	1,060	13,793	12,234	1,559
Wireless roaming/settlement	3,259	2,876	383	6,176	5,331	845
Other	4,429	4,079	350	9,087	8,614	473

Total operating revenue	43,957	41,033	2,924	87,096	82,430	4,666

Operating expense:
Cost of service	14,673	15,016	(343)	29,658	29,305	353
Selling, general & administrative	16,547	14,496	2,051	31,462	28,638	2,824
Depreciation	7,973	7,973	—	16,093	15,839	254

Total operating expense	39,193	37,485	1,708	77,213	73,782	3,431

Operating income	4,764	3,548	1,216	9,883	8,648	1,235

Other income	1,370	1,367	3	90,113	1,165	88,948

Income before taxes	6,134	4,915	1,219	99,996	9,813	90,183

Income taxes	2,241	1,962	279	38,614	3,871	34,743

Net income	$3,893	$2,953	$940	$61,382	$5,942	$55,440

Operating margin	10.8%	8.6%		11.3%	10.5%

Capital expenditures	$6,064	$6,590	$(526)	$13,051	$14,348	$(1,297)
Total assets				383,470	319,896	63,574

Wired access lines				159,623	157,275	2,348
Wireless subscribers				47,932	44,723	3,209
Three Months Ended June 30
Operating revenue for the three months ended June 30, 2006 increased 7.1% to $44.0 million compared to the three months ended June 30, 2005. The increase in revenue was primarily attributable to a $1.1 million increase in access and interconnection revenue, a $0.8 million increase in customer recurring revenue and a $0.4 million increase in Wireless roaming and settlement revenue due to an increase in roaming minutes of use on the Company’s network. In addition, other revenue increased $0.4 million primarily related to an increase in telephone system sales and universal service revenue increased $0.3 million. The increase in customer recurring revenue was driven by a 40.2% increase in DSL customers, a 14.6% increase in Greenfield access lines and a 7.2% increase in Wireless subscribers. Partially offsetting the growth in these businesses was a 2.2% decrease in ILEC access lines.
Operating expense for the three months ended June 30, 2006 increased 4.6% to $39.2 million compared to the three months ended June 30, 2005. The increase in operating expense was attributable to a $2.0 million increase in administrative expense, partially offset by a $0.3 million decrease in cost of service. The increase in administrative expense was largely due to a $0.9 million increase in marketing expense, a $0.7 million charge for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan and a $0.4 million increase in professional fees. The increase in marketing expense was related to additional advertising and promotional efforts, as well as proactive retention programs in preparation for the entrance of cable telephone competition in the Company’s ILEC service territory. The increase in professional fees related to the Company’s initiatives to develop the next evolution of its network architecture and the services that will be delivered over the network. The $0.3 million decrease in cost of service was mainly due to a $0.2 million decrease in settlement and roaming expense attributable to a reduction in the settlement rate charged by Cingular.

Operating income increased 34.3% for the three months ended June 30, 2006 compared to the same 2005 period.
Other income remained flat for the three months ended June 30, 2006 compared to the same 2005 period.
Income tax expense increased to $2.2 million, for an effective tax rate of 36.5% for the three months ended June 30, 2006, compared to income tax expense of $2.0 million, for an effective tax rate of 39.9%, for the three months ended June 30, 2005. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-free municipal bonds.
Six Months Ended June 30
Operating revenue for the six months ended June 30, 2006 increased 5.7% to $87.1 million compared to the six months ended June 30, 2005. The increase in revenue was primarily attributable to a $1.6 million increase in access and interconnection revenue, a $1.3 million increase in customer recurring revenue and a $0.8 million increase in Wireless roaming and settlement revenue due to an increase in roaming minutes of use on the Company’s network. In addition, universal service revenue increased $0.5 million, while other revenue increased $0.5 million primarily due to an increase in telephone system sales. The increase in customer recurring revenue was driven by a 40.2% increase in DSL customers, a 14.6% increase in Greenfield access lines and a 7.2% increase in Wireless subscribers. Offsetting the growth in these businesses was a 2.2% decrease in ILEC access lines.
Operating expense for the six months ended June 30, 2006 increased 4.7% to $77.2 million compared to the six months ended June 30, 2005. The increase in operating expense was attributable to a $2.8 million increase in administrative expense, a $0.4 million increase in cost of service expense and a $0.3 million increase in depreciation expense. The increase in administrative expense was largely due to a $1.8 million increase in personnel expense and a $1.0 million increase in marketing expense. The $1.8 million increase in personnel expense was due to an increase in medical benefit costs, to changes made during 2005 to certain incentive programs for stock based compensation and to $0.9 million in charges for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan. The increase in marketing expense was related to additional advertising and promotional efforts, as well as proactive retention programs in preparation for the entrance of cable telephone competition in the Company’s ILEC service territory. The increase in cost of service expense was due to a $0.5 million increase in Wireless handset and accessories expense associated with retention and contract renewal programs targeted to improve customer churn.
Operating income increased 14.3% to $9.9 million for the six months ended June 30, 2006 compared to the same period in 2005.
Other income for the six months ended June 30, 2006 was $90.1 million compared to $1.2 million for the six months ended June 30, 2005. During the first quarter of 2006, Palmetto sold its ownership interests in ten cellular RSAs to Alltel for $455 million. The Company recognized equity in income of $89.2 million, representing its portion of the gain on sale of these assets, through the equity income of its investment in Palmetto.
Income tax expense increased to $38.6 million as a result of the Palmetto transaction, for an effective tax rate of 38.6% for the six months ended June 30, 2006, compared to $3.9 million, for an effective tax rate of 39.4%, for the six months ended June 30, 2005. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-free municipal bonds.

ILEC (in thousands , except lines)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$13,250	$13,310	$(60)	$26,485	$26,661	$(176)
Universal service	1,169	847	322	2,299	1,844	455
Access & interconnection	5,351	4,454	897	10,679	8,991	1,688
Other	3,788	3,385	403	7,682	7,179	503

Total operating revenue	23,558	21,996	1,562	47,145	44,675	2,470

Operating expense:
Cost of service	5,021	5,175	(154)	10,091	10,111	(20)
Selling, general & administrative	8,855	7,590	1,265	16,360	14,806	1,554
Depreciation	5,105	5,129	(24)	10,307	10,238	69

Total operating expense	18,981	17,894	1,087	36,758	35,155	1,603

Operating income	$4,577	$4,102	$475	$10,387	$9,520	$867

Operating margin	19.4%	18.6%		22.0%	21.3%

Capital expenditures	$3,077	$3,748	$(671)	$6,635	$8,207	$(1,572)
Total assets				252,968	166,412	86,556

Business access lines				28,404	28,560	(156)
Residential access lines				80,952	83,207	(2,255)
Total access lines				109,356	111,767	(2,411)
Three Months Ended June 30
Operating revenue for the three months ended June 30, 2006 increased 7.1% to $23.6 million compared to the three months ended June 30, 2005. The increase in operating revenue was mainly due to a $0.9 million increase in access and interconnection revenue, a $0.4 million increase in other revenue, primarily telephone system sales, and a $0.3 million increase in universal service revenue. Customer recurring revenue decreased $0.1 million due to a 2.2% decline in access lines, but was partially offset by an increase in average revenue per customer. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.
During the three months ended June 30, 2006, ILEC long distance lines in service increased slightly while access lines decreased 2.2%. At June 30, 2006, 79.0% of ILEC access lines subscribed to the Company’s long distance service, up from 75.8% at June 30, 2005. The stability in long distance lines was driven by the increase in customer acceptance of the Company’s bundled product offerings, which include flat rate unlimited long distance calling plans. Despite the stability in long distance lines in service, long distance revenue declined. The decline in long distance revenue was primarily due to lower revenue per minute from the Company’s flat rate calling plans in conjunction with lower rates for contract renewals for its larger business customers. Although long distance revenue on a per minute basis has been negatively impacted by flat rate calling plans, these bundled plans are expected to reduce churn with respect to these customers.
Operating expense for the three months ended June 30, 2006 increased 6.1% to $19.0 million compared to the three months ended June 30, 2005. The increase in operating expense was attributable to a $1.3 million increase in administrative expense. Administrative expense increases were largely due to a $0.7 million increase in personnel expense and $0.5 million increase in marketing expense. The increase in personnel expense was largely due to a charge related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan. Operating margin for the three months ended June 30, 2006 increased to 19.4% from 18.6% during the three months ended June 30, 2005.

Capital expenditures for the three months ended June 30, 2006 were 13.1% of ILEC operating revenue compared to 17.0% of revenue for the three months ended June 30, 2005. Included in the second quarter of 2005 were capital expenditures related to the Company’s $9.0 million initiative to enhance its broadband capabilities in its ILEC service territory. The broadband initiative was completed during 2005 and has enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a significant improvement over current DSL and cable modem speeds offered by other providers.
Six Months Ended June 30
Operating revenue for the six months ended June 30, 2006 increased 5.5% to $47.1 million compared to the six months ended June 30, 2005. The increase in operating revenue was mainly due to a $1.7 million increase in access and interconnection revenue, a $0.5 million increase in universal service revenue and a $0.4 million increase in telephone system sales. Partially offsetting these increases in operating revenue was a $0.2 million reduction in customer recurring revenue. The decrease in customer recurring revenue was due to a 2.2% decline in access lines, but was partially offset by an increase in average revenue per customer. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.
Operating expense for the six months ended June 30, 2006 increased 4.6% to $36.8 million compared to the six months ended June 30, 2005. The increase in operating expense was due to a $1.6 million increase in administrative expense primarily related to a $1.1 million increase in personnel expense and a $0.5 million increase in marketing expense. The $1.1 million increase in personnel expense was largely due to an increase in medical benefit costs, to changes made during 2005 to certain incentive programs for stock based compensation and to compensation expense charges related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan. Operating margin for the six months ended June 30, 2006 increased to 22.0% from 21.3% during the six months ended June 30, 2005.
Capital expenditures for the six months ended June 30, 2006 were 14.1% of ILEC operating revenue compared to 18.4% of revenue for the six months ended June 30, 2005.

CLEC (in thousands, except lines)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$3,593	$3,710	$(117)	$7,188	$7,514	$(326)
Access & interconnection	1,127	945	182	2,082	2,204	(122)
Other	43	66	(23)	123	138	(15)

Total operating revenue	4,763	4,721	42	9,393	9,856	(463)

Operating expense:
Cost of service	2,407	2,575	(168)	5,140	5,444	(304)
Selling, general & administrative	1,965	1,783	182	3,781	3,536	245
Depreciation	677	634	43	1,335	1,263	72

Total operating expense	5,049	4,992	57	10,256	10,243	13

Operating income	$(286)	$(271)	$(15)	$(863)	$(387)	$(476)

Operating margin	(6.0%)	(5.7%)		(9.2%)	(3.9%)

Capital expenditures	$441	$437	$4	$1,683	$660	$1,023
Total assets				14,458	12,899	1,559

Access lines				34,372	31,644	2,728
Long distance lines				23,605	24,739	(1,134)
Three Months Ended June 30
Operating revenue of $4.8 million for the three months ended June 30, 2006 was relatively flat compared to the three months ended June 30, 2005. Operating revenue in the three months ended June 30, 2006 included a $0.2 million increase in access and interconnection revenue that was partially offset by a $0.1 million decrease in customer recurring revenue. The $0.2 million increase in access and interconnection revenue was related to the recovery of a previously disputed billing, while the decrease in customer recurring revenue related to lower average rates for customer contract renewals.
Operating expense for the three months ended June 30, 2006 was relatively flat compared to the same period in 2005. Operating margin for the three months ended June 30, 2006 decreased to (6.0%), compared to (5.7%) for the three months ended June 30, 2005.
Capital expenditures for both the three months ended June 30, 2006 and 2005 were 9.3% of CLEC operating revenue.
Six Months Ended June 30
Operating revenue for the six months ended June 30, 2006 decreased $0.5 million to $9.4 million compared to the six months ended June 30, 2005. The decrease in operating revenue was driven by a $0.3 million decrease in customer recurring revenue and a $0.1 million decrease in access and interconnection revenue. The decrease in customer recurring revenue was attributable to lower average rates for customer contract renewals, while the decrease in access and interconnection revenue was due to the inclusion in the prior year period of the recovery of previously disputed billings.
Operating expense for the six months ended June 30, 2006 was relatively unchanged compared to the same period last year. Operating margin for the six months ended June 30, 2006 decreased to (9.2%), compared to (3.9%) for the six months ended June 30, 2005.
Capital expenditures for the six months ended June 30, 2006 were 17.9% of CLEC operating revenue compared to 6.7% of operating revenue for the six months ended June 30, 2005. The increase in capital expenditures related to infrastructure components required for the Company’s migration of its switching networks to an IP-packet based design.

Greenfield (in thousands, except lines and projects)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$1,973	$1,814	$159	$3,913	$3,525	$388
Access & interconnection	522	541	(19)	1,032	1,039	(7)
Other	64	72	(8)	125	154	(29)

Total operating revenue	2,559	2,427	132	5,070	4,718	352

Operating expense:
Cost of service	1,292	1,284	8	2,644	2,520	124
Selling, general & administrative	1,063	890	173	2,015	1,807	208
Depreciation	996	840	156	1,969	1,650	319

Total operating expense	3,351	3,014	337	6,628	5,977	651

Operating income	$(792)	$(587)	$(205)	$(1,558)	$(1,259)	$(299)

Operating margin	(30.9%)	(24.2%)		(30.7%)	(26.7%)

Capital expenditures	$1,342	$1,655	$(313)	$2,934	$3,003	$(69)
Total assets				30,514	28,658	1,856

Access lines				15,895	13,864	2,031
Long distance lines				9,633	7,631	2,002
Total projects				124	111	13
Greenfield projects at June 30, 2006 are shown in the table below:

		Projected
	Lines in	Marketable	Total
Greenfield Projects By Year	Service	Lines	Projects
Previous years	13,918	40,000	75
2003	1,070	5,000	18
2004	743	4,000	12
2005	100	4,500	13
2006	64	1,000	6

Total	15,895	54,500	124

Three Months Ended June 30
Operating revenue for the three months ended June 30, 2006 increased 5.4% to $2.6 million compared to the same period last year. The increase in operating revenue was due to a $0.2 million increase in customer recurring revenue, driven by a 14.6% increase in access lines that was partially offset by a decrease in the average revenue per customer.
Operating expense for the three months ended June 30, 2006 increased $0.3 million compared to the same period last year. The increase in operating expense was attributable to a $0.2 million increase in selling expense and a $0.2 million increase in depreciation expense. The increase in selling expense was related to higher commissions driven by the growth in access lines and an increase in marketing expense.
During the three months ended June 30, 2006, the Greenfield business added two preferred provider projects, bringing the total number of projects to 124. These projects currently represent a potential of 54,500 access lines once these developments have been completely built-out. The residential/business line mix of these 124 projects is expected to be over 90% residential.
Capital expenditures for the second quarter of 2006 were 52.4% of Greenfield operating revenue compared to 68.2% of operating revenue for the same period last year.
Six Months Ended June 30, 2006
Operating revenue for the six months ended June 30, 2006 increased 7.5% to $5.1 million compared to the same period last year. The increase in operating revenue was due to a $0.4 million increase in customer recurring revenue, driven by a 14.6% increase in access lines that was partially offset by a decrease in the average revenue per customer.
Operating expense for the six months ended June 30, 2006 increased $0.7 million to $6.6 million compared to the same period last year. The increase in operating expense was attributable to a $0.3 million increase in depreciation expense and a $0.2 million increase in selling expense. The increase in selling expense was related to higher commissions driven by the growth in access lines and an increase in marketing expense.
During the six months ended June 30, 2006, the Greenfield business added six preferred provider projects, bringing the total number of projects to 124. These projects currently represent a potential of 54,500 access lines once these developments have been completely built-out. The residential/business line mix of these 124 projects is expected to be over 90% residential.
At June 30, 2006, 60.6% of Greenfield access lines subscribed to the Company’s long distance service, up from 55.0% at June 30, 2005. The increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines has increased, the Company has experienced an increase in long distance penetration rates.
Capital expenditures for the first six months of 2006 were 57.9% of Greenfield operating revenue compared to 63.6% of operating revenue for the same period last year.

Wireless (in thousands, except subscribers)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$5,892	$5,601	$291	$11,515	$11,073	$442
Wireless roaming/settlement	3,259	2,876	383	6,176	5,331	845
Other	494	486	8	1,081	1,051	30

Total operating revenue	9,645	8,963	682	18,772	17,455	1,317

Operating expense:
Cost of service	5,259	5,298	(39)	10,429	9,729	700
Selling, general & administrative	2,970	2,680	290	5,771	5,432	339
Depreciation	641	576	65	1,276	1,080	196

Total operating expense	8,870	8,554	316	17,476	16,241	1,235

Operating income	$775	$409	$366	$1,296	$1,214	$82

Operating margin	8.0%	4.6%		6.9%	7.0%

Capital expenditures	$491	$374	$117	$687	$1,467	$(780)
Total assets				33,192	33,768	(576)

Wireless subscribers				47,932	44,723	3,209
Three Months Ended June 30
Operating revenue for the three months ended June 30, 2006 increased 7.6% to $9.6 million compared to the three months ended June 30, 2005. The increase in operating revenue was driven by a $0.4 million increase in roaming and settlement revenue and a $0.3 million increase in customer recurring revenue. The increase in roaming and settlement revenue related to an increase in roaming minutes of use on the Company’s Wireless network, while the increase in customer recurring revenue was driven by a 7.2% increase in subscribers.
Operating expense in the second quarter of 2006 increased $0.3 million to $8.9 million compared to the same period in 2005. The increase in operating expense related to a $0.3 million increase in marketing expense. Cost of service expense included a $0.2 million increase in handset and accessory expense associated with retention and contract renewal programs targeted to reduce customer churn, but was offset by a decrease of $0.2 million in settlement and roaming expenses. The decrease in settlement and roaming expense was driven by a decrease in the settlement rate charged by Cingular.
Capital expenditures were 5.1% of operating revenue for the three months ended June 31, 2006 compared to 4.2% for the same period in 2005. The Company added four new cell sites during the second quarter of 2006. The Company anticipates the construction of 4 to 6 additional cell sites in 2006, subject to zoning and local approvals.
Six Months Ended June 30
Operating revenue for the six months ended June 30, 2006 increased 7.5% to $18.8 million compared to the six months ended June 30, 2005. The increase in operating revenue was driven by a $0.8 million increase in roaming and settlement revenue and a $0.4 million increase in customer recurring revenue. The increase in roaming and settlement revenue related to an increase in roaming minutes of use on the Company’s Wireless network, while the increase in customer recurring revenue was driven by a 7.2% increase in subscribers.
Operating expense for the six months ended June 30, 2006 increased $1.2 million to $17.5 million compared to the same period in 2005. The increase in operating expense primarily related to a $0.7 million increase in cost of service expense, a $0.3 million increase in administrative expense and a $0.2 million increase in depreciation. The $0.7 million increase in cost of service expense was largely due to a $0.5 million increase in handset and accessories expense associated with retention and contract renewal programs targeted to reduce customer churn. The $0.3 million increase in administrative expense was due to increased personnel costs, which included compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan.
Capital expenditures declined to $0.7 million in the first six months of 2006 from $1.5 million in the same period last year.
Internet (in thousands, except lines and accounts)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$3,392	$2,856	$536	$6,640	$5,634	$1,006
Other	40	70	(30)	76	92	(16)

Total operating revenue	3,432	2,926	506	6,716	5,726	990

Operating expense:
Cost of service	694	684	10	1,354	1,501	(147)
Selling, general & administrative	1,408	1,372	36	2,843	2,679	164
Depreciation	329	455	(126)	703	934	(231)

Total operating expense	2,431	2,511	(80)	4,900	5,114	(214)

Operating income	$1,001	$415	$586	$1,816	$612	$1,204

Operating margin	29.2%	14.2%		27.0%	10.7%

Capital expenditures	$307	$170	$137	$557	$598	$(41)
Total assets				13,273	13,433	(160)

DSL lines				22,907	16,334	6,573
Dial-up accounts				5,594	7,774	(2,180)
High-speed accounts				754	632	122
Three months Ended June 30
Operating revenue for the three months ended June 30, 2006 increased 17.3% to $3.4 million compared to the same period in 2005. The increase in operating revenue was due to a $0.6 million increase in DSL revenue driven by a 40.2% increase in DSL customers. Partially offsetting the increase in DSL revenue was a $0.1 million decrease in dial-up revenue, which was largely the result of migration of dial-up customers to higher bandwidth offerings.
Operating expense during the second quarter of 2006 decreased 3.2% compared to same period in 2005. The decrease in operating expense was due to a $0.1 million decrease in depreciation expense.
Capital expenditures were 8.9% of operating revenue in the second quarter of 2006 compared to 5.8% for the same period in 2005. Capital expenditures of $0.3 million in the second quarter of 2006 were primarily for DSL modems.
Six Months Ended June 30
Operating revenue for the six months ended June 30, 2006 increased 17.3% to $6.7 million compared to the same period in 2005. The increase in operating revenue was due to a $1.1 million increase in DSL revenue driven by a 40.2% increase in DSL customers. Partially offsetting the increase in DSL revenue was a $0.2 million decrease in dial-up revenue due largely to the migration of dial-up customers to higher bandwidth offerings.
Operating expense during the first half of 2006 decreased 4.2% to $4.9 million compared to same period in 2005. The decrease in operating expense was due to a $0.2 million decrease in depreciation expense and a $0.1 million decrease in cost of service expense, which was partially offset by a $0.2 million increase in selling expense. The decrease in cost of service expense was driven by a reduction in network expenses related to efficiency initiatives, while the increase in selling expense was attributable to the growth in DSL customers.
Capital expenditures in the first six months of 2006 were relatively flat compared to the same period in 2005.
Other (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Operating expense:
Selling, general & administrative	$286	$181	$105	$692	$378	$314
Depreciation	225	339	(114)	503	674	(171)

Total operating expense	$511	$520	$(9)	$1,195	$1,052	$143

Capital expenditures	$406	$206	$200	$555	$413	$142
Total assets				39,065	64,726	(25,661)
Three months Ended June 30
Operating expense for the Company’s Other business segment remained flat for the three months ended June 30, 2006 compared to the same period in 2005.
Six Months Ended June 30
Operating expense for the Company’s Other business segment increased $0.1 million for the six months ended June 30, 2006, primarily due to an impairment charge of $0.2 million related to certain fixed wireless broadband equipment.
Liquidity and Capital Resources
Cash used in operating activities was $2.4 million for the six months ended June 30, 2006 compared to cash provided by operating activities of $15.2 million for the same 2005 period. The change was primarily due to estimated tax payments of approximately $26.1 million during the six months ended June 30, 2006, partially offset by cash flows from operations.
Cash provided by investing activities was $7.0 million for the six months ended June 30, 2006 compared to cash used in investing activities of $9.8 million during the first six months of 2005. As a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale during the first quarter of 2006. The Company invested $94.9 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities. In addition, the Company received $15.6 million in net proceeds from the sale of wireless spectrum during the six months ended June 30, 2006.
Cash used in financing activities totaled $10.6 million in the first half of 2006 compared to $12.3 million in the same 2005 period. During the first six months of 2006, the Company repaid $12.5 million of debt compared to $7.5 million for the same 2005 period. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility. In the second quarter of 2005, the Company increased its quarterly dividend payout to $0.10 per share from $0.07 per share. As a result, during the first six months of 2006, dividends paid were $0.6 million higher than the same 2005 period. Partially offsetting these increases in cash used in financing activities was an increase of $4.7 million in proceeds from common stock issuances resulting from stock option exercises.
At June 30, 2006, the fair market value of the Company’s investment securities was $100.1 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006.

On April 18, 2006, the Company entered into a Master Loan Agreement, which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter.
The Company also has a 7.32% fixed rate term loan that matures on December 31, 2014. At June 30, 2006, $42.5 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.
The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

	Payments Due by Year
		Less than			After 5
	Total	one Year	1-3 Years	4-5 Years	Years
Contractual obligations
Term loan	$42,500	$5,000	$10,000	$10,000	$17,500
Fixed interest payments	13,612	2,974	4,850	3,386	2,402
Operating leases	13,329	2,614	4,674	3,597	2,444
Capital leases	306	306	—	—	—
Other service contracts	2,518	1,081	1,351	86	—

	$72,265	$11,975	$20,875	$17,069	$22,346

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
Factors that may cause actual results to differ materially from these forward-looking statements include:
•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to achieve acceptable returns on investments in connection with the expansion into new businesses,

•	the Company’s ability to attract and retain key personnel,

•	the Company’s ability to retain its existing customer base against wireless, cable telephone and other competition in all areas of the business including local and long distance and Internet and data services,

•	the Company’s ability to maintain its margins in a highly competitive industry,

•	the performance of the Company’s investments,

•	the Company’s ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At June 30, 2006, $42.5 million was outstanding.
At June 30, 2006, the Company had $94.9 million in tax-exempt auction rate securities, which are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk. In addition, the Company had $5.3 million in equity investment securities, which are classified as available-for sale.
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
As required by the SEC rules, the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. This evaluation included consideration of the facts and circumstances, and subsequent remediation efforts, relating to the material weaknesses identified in the Company’s 2005 Annual Report on Form 10-K. The Company’s management previously concluded in such Annual Report on Form 10-K that as of December 31, 2005, its disclosure controls and procedures were not effective as a result of material weaknesses in internal control over financial reporting, further described below.
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
Based upon the foregoing evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.
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
In the Company’s 2005 Annual Report on Form 10-K, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its classification of balance sheet accounts and accounting for equity method investments. During the quarter ended March 31, 2006, the Company implemented various improvements to its internal controls, which included a process to review and document the classification of balance sheet accounts to ensure proper classification as either current or non-current assets or liabilities. During the quarter ended June 30, 2006, the Company tested the effectiveness of the controls implemented and found the controls to be operating effectively. Additionally, policies and procedures associated with the review of support and reconciliations of the differences between the Company’s carrying value of its investments in unconsolidated companies and its underlying equity in the investees accounted for under the equity method were implemented and found to be operating effectively during the three month period ending March 31, 2006. The Company believes that these changes have provided adequate controls to remediate the deficiencies identified as of December 31, 2005.
Other than as described above, during the fiscal quarter ended June 30, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Shareholders was held on April 27, 2006.
Proxies were solicited for the following matters:
(1)	To elect to the Board of Directors for the terms set forth below:
Three Directors for a three-year term expiring in 2009:

	Votes	Votes
	For	Withheld
Raymond C. Groth	15,216,514	241,417
James L. Moore	15,240,114	217,817
Cynthia L. Mynatt	15,234,766	223,165
The names of each of the other directors whose terms of office continued after the Annual Meeting of Shareholders are as follows: O. Charlie Chewning, Jr., William A. Coley, Michael R. Coltrane, Barry W. Eveland, Linda M. Farthing, and Tom E. Smith.
(2)	To redeem the Company’s Four and One-Half Percent Preferred Stock effective October 15, 2006.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
13,092,202	43,614	60,676	2,261,439

(3) To amend the Company’s Bylaws to increase the permissible size of the Board of Directors to 12 Directors.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
15,239,319	186,317	32,295	—

(4) To ratify the appointment of KPMG LLP as independent public accountants of the Company for the 2006 fiscal year.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
14,825,981	627,955	3,995	—
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

August 4, 2006 Date
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