Form 10-Q
period 2006-09-30
CT COMMUNICATIONS INC /NC
filed 2006-11-03
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     20,027,100 shares of Common Stock outstanding as of October 31, 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,280	$23,011
Short-term investments	94,567	—
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $255 and $337 at September 30, 2006 and December 31, 2005, respectively	15,722	16,336
Wireless spectrum held-for-sale	—	15,646
Other	9,361	7,220

Total current assets	141,930	62,213

Investment securities	5,345	5,845
Other investments	1,854	1,690
Investments in unconsolidated companies	3,823	15,618
Property and equipment, net	199,994	200,179
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	6,748	5,980

Total assets	$389,589	$321,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$15,000
Accounts payable	8,164	8,482
Customer deposits and advance billings	2,283	2,538
Income taxes payable	7,754	2,107
Other accrued liabilities	12,208	11,814

Total current liabilities	36,659	39,941

Long-term debt	36,250	40,000
Deferred income taxes	20,790	25,078
Post-retirement and pension benefits	16,930	15,842
Other	6,217	4,679

Total liabilities	116,846	125,540

Stockholders’ equity:
Preferred stock 4.5% series,$100 par value; 614 shares outstanding at December 31, 2005	—	61
Common stock, zero par value; 20,026,054 and 18,930,624 shares outstanding at September 30, 2006 and December 31, 2005, respectively	58,616	42,648
Other capital	298	298
Unearned compensation	—	(307)
Accumulated other comprehensive income	264	282
Retained earnings	213,565	152,898

Total stockholders’ equity	272,743	195,880

Total liabilities and stockholders’ equity	$389,589	$321,420

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenue:
Telephone	$32,069	$32,485	$93,677	$91,734
Wireless and internet	12,937	12,458	38,425	35,639

Total operating revenue	45,006	44,943	132,102	127,373

Operating expense:
Telephone cost of service (excludes depreciation of $6,148, $5,820, $18,468 and $17,521, respectively)	8,915	9,585	26,788	27,660
Wireless and internet cost of service (excludes depreciation of $934, $1,003, $2,866 and $2,958, respectively)	6,507	6,012	18,290	17,242
Selling, general and administrative (excludes depreciation of $870, $1,086, $2,711 and $3,269, respectively)	14,986	14,359	46,450	42,997
Depreciation	7,952	7,909	24,045	23,748

Total operating expense	38,360	37,865	115,573	111,647

Operating income	6,646	7,078	16,529	15,726

Other income (expense):
Equity in income of unconsolidated companies, net	—	1,434	90,103	3,982
Interest, dividend income and gain on sale of investments	2,020	396	4,778	2,073
Impairment of investments	—	—	(876)	(529)
Interest expense	(750)	(1,124)	(2,643)	(3,425)
Other income (expense)	29	(38)	50	(268)

Total other income	1,299	668	91,412	1,833

Income before income taxes	7,945	7,746	107,941	17,559
Income taxes	2,825	3,010	41,439	6,881

Net income	5,120	4,736	66,502	10,678
Dividends on preferred stock	1	1	3	11

Net income for common stock	$5,119	$4,735	$66,499	$10,667

Earnings per common share:
Basic	$0.26	$0.25	$3.45	$0.57
Diluted	0.26	0.25	3.38	0.56

Basic weighted average shares outstanding	19,721	18,738	19,265	18,794
Diluted weighted average shares outstanding	20,046	18,975	19,652	18,986
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$5,120	$4,736	$66,502	$10,678

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for sale securities	46	81	450	(252)
Reclassification adjustment for (gains) losses realized in net income	—	—	(468)	361

Comprehensive income	$5,166	$4,817	$66,484	$10,787

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2004	$336	$61	$42,222	$298	$(268)	$215	$145,364	$188,228
Net Income	—	—	—	—	—	—	10,678	10,678
Issuance of 161,650 shares of common stock	—	—	1,854	—	—	—	—	1,854
Issuance of 39,176 shares for exercise of stock options	—	—	379	—	—	—	—	379
Forfeiture, cancellation and repurchase of 190,299 common shares	—	—	(2,372)	—	—	—	—	(2,372)
Stock compensation expense - acceleration of stock option vesting	—	—	167	—	—	—	—	167
Preferred stock subject to redemption	(336)	—	—	—	—	—	—	(336)
Dividends declared:
5% preferred	—	—	—	—	—	—	(9)	(9)
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(5,112)	(5,112)
Other comprehensive loss	—	—	—	—	—	109	—	109
Restricted stock compensation net of $611 earned in 2005	—	—	—	—	(252)	—	—	(252)

Balance at September 30, 2005	$—	$61	$42,250	$298	$(520)	$324	$150,918	$193,331

						Accum. Other		Total
	5% Series	4.5% Series	Common	Other	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Pref Stock	Stock	Capital	Compensation	Income	Earnings	Equity
Balance at December 31, 2005	$—	$61	$42,648	$298	$(307)	$282	$152,898	$195,880
Net Income	—	—	—	—	—	—	66,502	66,502
Issuance of 48,873 shares of common stock	—	—	664	—	—	—	—	664
Issuance of 1,059,171 shares for exercise of stock options	—	—	13,499	—	—	—	—	13,499
Forfeiture and cancellation of 105,263 common shares	—	—	(2,001)	—	—	—	—	(2,001)
Reversal of unamortized unearned compensation balance	—	—	(307)	—	307	—	—	—
Tax benefits from exercised stock options	—	—	3,413	—	—	—	—	3,413
Preferred stock subject to redemption	—	(61)	—	—	—	—	—	(61)
Dividends declared:
4.5% preferred	—	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	—	(5,832)	(5,832)
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Restricted stock compensation net of $497 earned in 2006	—	—	700	—	—	—	—	700

Balance at September 30, 2006	$—	$—	$58,616	$298	$—	$264	$213,565	$272,743

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$66,502	$10,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,045	23,748
Stock compensation expense	497	778
Impairment on fixed assets	190	—
(Gain)/loss on fixed assets	(145)	247
Post-retirement and pension benefits	1,089	(310)
Impairment of investments	876	529
Gain on sale of investment	(842)	(1,189)
(Gain) loss on sale of investment securities	(947)	77
Interest income on short-term investments	(129)	—
Equity in income of unconsolidated companies	(90,103)	(3,982)
Undistributed patronage dividends	(164)	(235)
Deferred income taxes and tax credits	(4,285)	2,319
Change in income taxes payable	5,647	(2,117)
Changes in operating assets and liabilities	(1,088)	(5,338)

Net cash provided by operating activities	1,143	25,205

Cash flows from investing activities:
Capital expenditures	(24,149)	(20,575)
Proceeds from sale of property, plant and equipment	245	1,956
Proceeds from sale of wireless spectrum (net of costs to sell of $353)	15,647	—
Proceeds from sale of investment	4,152	1,189
Proceeds from sale of investment securities	1,397	218
Proceeds from sale of short-term investments	16,000	—
Purchases of short-term investments	(110,438)	—
Purchases of investment securities and other investments	(140)	(283)
Payment for wireless spectrum	(300)	—
Distribution from unconsolidated companies	97,912	2,870

Net cash provided by (used in) investing activities	326	(14,625)

Cash flows from financing activities:
Repayment of long-term debt	(12,500)	(8,750)
Dividends paid	(5,835)	(5,124)
Tax benefits credited to additional paid-in-capital	3,413	—
Repurchase of common stock	—	(1,945)
Repurchase of preferred stock	—	(309)
Proceeds from common stock issuances	12,817	528

Net cash used in financing activities	(2,105)	(15,600)

Net cash used in discontinued operations — operating activities (revised, see Note 2)	(95)	(334)

Net decrease in cash and cash equivalents	(731)	(5,354)
Cash and cash equivalents at beginning of period	23,011	28,358

Cash and cash equivalents at end of period	$22,280	$23,004

Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under annual incentive plan	$714	$831
Receivable due from broker related to stock option exercises	836	—
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
In the opinion of the management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2006 and December 31, 2005 and the results of its operations for the three and nine months ended September 30, 2006 and September 30, 2005 and its cash flows for the nine months ended September 30, 2006 and September 30, 2005. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.
In certain instances, amounts previously reported in the 2005 consolidated financial statements have been reclassified to conform to the presentation of the 2006 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported. The Company disclosed the net cash used in discontinued operations in the first nine months of 2006 and 2005 related to operating activities, which in prior periods was not specifically identified as related to operating activities.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB 108, it used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative effect adjustment and how and when it arose.

The Company will initially apply the provision of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending December 31, 2006. When SAB 108 is initially applied, the Company expects to record an increase in its deferred revenue liability of $2.3 million, an increase in accounts receivable of $0.1 million, an increase in deferred tax assets of $0.9 million and a reduction in retained earnings of $1.3 million as of January 1, 2006. The accompanying financial statements do not reflect these adjustments.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split- dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The EITF reached a consensus that for a split-dollar life insurance arrangement within the scope of EITF 06-4, an employer should recognize a liability for future benefits in accordance with existing accounting guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-4 on January 1, 2007, with no expected material effect on its consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-4”. The EITF reached a conclusion that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF also reached a conclusion that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The EITF also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-5 on January 1, 2007, with no expected material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008 and is currently evaluating the impact of SFAS No. 157 on the results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The Company will adopt this requirement of SFAS No. 158 in the fourth quarter of 2006. Upon adoption, the Company expects to record a reduction of $2.1 million to its pension and postretirement liability, with a corresponding credit to other comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. The Company will adopt this requirement of SFAS No. 158 in the fourth quarter of 2008. However, the Company currently measures its plan assets and benefit obligations at December 31; therefore, the Company does not expect the adoption of this requirement to have a material impact on its consolidated financial statements.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF reached a consensus that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. The EITF also reached a consensus that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company presents sales taxes received from customers on a net basis. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-3 on January 1, 2007, with no expected material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154, which is effective for accounting changes made in fiscal years beginning after December 15, 2005, requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. The Company adopted SFAS No. 154 on January 1, 2006, with no material effect on its consolidated financial statements.

4.	STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. Under the modified-prospective transition method, SFAS No. 123R applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet. This amount was eliminated against the Company’s common stock account on January 1, 2006. The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At September 30, 2006, the majority of the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

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

At September 30, 2006, the Company had five stock-based compensation plans, which are described below.

Comprehensive Stock Option Plan

The Company has a Comprehensive Stock Option Plan (the “Comprehensive Option Plan”) to allow key employees to increase their holdings of the Company’s common stock. Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At September 30, 2006, 480 shares of common stock were ungranted. The Company does not intend to grant additional options under this plan. Options were granted at prices determined by the Board of Directors, which was the most recent sales price at the date of grant, and must be exercised within 10 years of the date of grant.

Restricted Stock Award Program

The Company has a Restricted Stock Award Program (the “Program”) to provide deferred compensation and additional equity participation to certain executive management and key employees. The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. The Company amortizes the amount of the fair market value of the stock granted on a straight-line basis over the vesting period, the majority of which is 1 to 2 years. At September 30, 2006, 455 shares of common stock were authorized but ungranted under the Program. The Company does not intend to grant additional awards under this plan.

Director Compensation Plan

In 1996, a Director Compensation Plan (the “Director Plan”) was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares were reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon the fair market value of the common stock on the issue date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During the nine months ended September 30, 2006 and 2005, the Company issued 7,954 shares and 13,554 shares under the Director Plan with an average fair market value of approximately $13 and $11, respectively. These shares related to Directors who elected to receive their compensation in shares for meetings attended during the previous year. Directors’ compensation expense is accrued during the year as meetings are attended; therefore, no compensation expense related to these shares was recognized for the nine months ended September 30, 2006 and 2005. At September 30, 2006, no shares were available for issuance under the Director Plan.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Omnibus Stock Compensation Plan

The CT Communications, Inc. Omnibus Stock Compensation Plan (the “Stock Plan”) was approved in 1997. Under the Stock Plan, 800,000 shares of common stock have been reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 shares under the Stock Plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan. Options were granted at prices determined by the Board of Directors, which was based on the most recent sales price at the date of grant, and expire within 10 years of the date of grant.

Amended and Restated 2001 Stock Incentive Plan

During 2004, the Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) was approved. The Stock Incentive Plan allows for stock options, stock appreciation rights, nonvested stock, unrestricted stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares, plus any shares remaining available for grant under the Company’s Stock Plan, have been reserved for issuance. Of the 2.6 million shares reserved for issuance, 1.2 million shares were reserved for non-option grants. At September 30, 2006, the number of shares of common stock authorized for issuance but ungranted was approximately 1,266,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Stock Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company issued 59,692 stock units under the Stock Incentive Plan during the nine months ended September 30, 2006 with an average fair market value of approximately $13. The Company has issued a total of 148,053 stock units under the Stock Incentive Plan, all of which were outstanding as of September 30, 2006. These stock units are accounted for as liability awards and any changes to the fair value are recognized in compensation expense. During the nine months ended September 30, 2006, the Company recognized compensation expense of approximately $0.8 million related to these stock units.

During the nine months ended September 30, 2006 and 2005, respectively, the Company granted 88,496 and 134,126 unrestricted and nonvested shares, of which 56,902 and 121,192 were nonvested shares, respectively, under the Stock Incentive Plan to participants with a weighted-average fair value of $13 and $11, respectively, measured at the grant date fair value. At September 30, 2006, there were 99,353 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. For the three months ended September 30, 2006, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.1 million and less than $0.1 million, respectively, compared to $0.2 million and $0.1 million, respectively, for the same 2005 periods. For the nine months ended September 30, 2006, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.5 million and $0.2 million, respectively, compared to $0.6 million and $0.2 million, respectively, for the same periods in 2005. At September 30, 2006, unrecognized compensation expense related to nonvested shares was $0.4 million, which will be recognized over a weighted-average period of 1.3 years.

Prior to August 10, 2005, the Company granted stock options under the Stock Incentive Plan. These options were granted at prices determined by the Board of Directors, which was the closing price on the date of grant, and expire within 10 years of the date of grant. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $6.6 million and $8.8 million, respectively. The total intrinsic value of stock options exercised during both the three and nine months ended September 30, 2005 was $0.1 million. There were no stock options granted during the nine months ended September 30, 2006.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $3.4 million credited to additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Statement of Cash Flows.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity under the Company’s stock option plans for the nine months ended September 30, 2006 was as follows:

		Weighted
		Average	Intrinsic
	Number	Exercise	Value
	of Options	Price	(in thousands)
Options outstanding and exercisable at December 31, 2005	1,706,179	$13
Options exercised	1,095,171	12
Options forfeited	24,141	16

Options outstanding and exercisable at September 30, 2006	586,867	$16	$3,618

The weighted-average remaining contractual term of the options included in the table above was approximately seven years.

Nonvested share activity for the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Value
Nonvested shares at December 31, 2005	156,160	$11
Shares granted	56,902	13
Shares vested	113,457	11
Shares forfeited	252	11

Nonvested shares at September 30, 2006	99,353	$12

The fair value of shares vested during the nine months ended September 30, 2006 was approximately $1.5 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB 25 and related Interpretations, as permitted by SFAS No. 123. Pro forma disclosures for the three months ended September 30, 2006 are not applicable. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005, would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income	$4,736	$10,678
Add: Stock-based compensation expense included in reported net income, net of income tax	102	102
Deduct: Additional stock-based compensation expense that would have been included in net income if the fair value method had been applied, net of income tax	3,588	4,098

Pro forma net income	$1,250	$6,682

Basic earnings per common share
As reported	$0.25	$0.57
Pro forma	0.07	0.36

Diluted earnings per common share
As reported	$0.25	$0.56
Pro forma	0.07	0.35

Assumptions used in Black Scholes pricing model:
Expected dividend yield		2.5%
Risk-free interest rate		4.2%
Weighted average expected life		5	years
Expected volatility		57%
Fair value per share of options granted		$4.73
5.	INVESTMENTS IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated companies consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Equity Method:
Palmetto MobileNet, L.P.	$—	$10,654
Other	37	35

Cost Method:
Magnolia Holding Company	1,239	1,587
InComm (formerly PRE Holdings, Inc)	1,304	2,100
Other	1,243	1,242

Total	$3,823	$15,618

The Company recognized income of $1.4 million for the three months ended September 30, 2005, and $90.1 million and $4.0 million in the nine months ended September 30, 2006 and 2005, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Substantially all of the income was attributable to the Company’s 22.4% interest in Palmetto MobileNet, L.P. (“Palmetto”). Palmetto is a partnership that held a 50%

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million cash. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million, which included $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for cash of $4.2 million and its proportionate interest in RTFC Patronage Certificates. The Company recorded a gain of $0.8 million as a result of this transaction. Summarized unaudited interim results of operations for Palmetto for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Equity in earnings of RSA partnership interests	$—	$6,911	$3,499	$18,639
Other income (expense)	141	(492)	353,815	(828)

Net income	$141	$6,419	$357,314	$17,811

Other income shown in the table above for the nine months ended September 30, 2006 included Palmetto’s $353.4 million gain on the sale of the interests in the RSAs.

During the first quarter of 2006, the Company recognized impairment losses of $0.4 million and $0.3 million on InComm and Magnolia Holding Company, respectively. The impairment losses were determined based upon fair value resulting from a transaction between the investee and another company. These impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

6.	INVESTMENT SECURITIES

Investment securities at September 30, 2006 and December 31, 2005 consist of equity securities. The Company classifies its equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

The book value, gross unrealized holding gains and losses and fair value for the Company’s equity investments at September 30, 2006 and December 31, 2005 were as follows (in thousands):

Equity Securities	Book	Gross Unrealized	Gross Unrealized
Available-for-Sale	Value	Holding Gains	Holding Losses	Fair Value
September 30, 2006	$4,900	$492	$(47)	$5,345

December 31, 2005	$5,379	$537	$(71)	$5,845

During the nine months ended September 30, 2006 and 2005, the Company recognized impairment losses of $0.2 million and $0.5 million, respectively, on equity investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at September 30, 2006 were as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Common Stock	$—	$—	$91	$47	$91	$47

Total temporarily impaired securities	$—	$—	$91	$47	$91	$47

The fair value and unrealized losses noted above that were greater than 12 months relate to two different investments. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired, at which time the impairment loss would be realized.

At September 30, 2006, the Company held $94.6 million of tax-exempt auction rate securities that are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives interest income on these auction rate securities when the interest rates reset or semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at September 30, 2006.

7.	OTHER INVESTMENTS

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

8.	PROPERTY AND EQUIPMENT

Property and equipment was composed of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land, buildings and general equipment	$92,524	$91,496
Central office equipment	199,235	190,220
Poles, wires, cables and conduit	171,238	163,868
Construction in progress	10,346	4,545

	473,343	450,129
Accumulated depreciation	(273,349)	(249,950)

Property and equipment, net	$199,994	$200,179

For the nine months ended September 30, 2006, the Company recognized an impairment charge of $0.2 million related to certain fixed wireless broadband equipment, which was recorded in selling, general and administrative expenses.

9.	COMMON STOCK

During the three and nine months ended September 30, 2006 and 2005, the Company issued common stock under its various compensation plans and as a result of the exercise of stock options.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	19,721	18,738	19,265	18,794
Effect of dilutive stock options and non-vested stock	325	237	387	192

Total diluted weighted average shares outstanding	20,046	18,975	19,652	18,986

Anti-dilutive shares of common stock totaling 129,000 and 526,000 for the three months ended September 30, 2006 and 2005, respectively, and 139,000 and 1,046,000 for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share and diluted weighted average shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. At September 30, 2006 and September 30, 2005, the Company had total options outstanding of approximately 587,000 and 1,774,000, respectively.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company included the entire amount of excess tax benefits that would be credited to additional paid-in capital upon the exercise of its dilutive stock options in its diluted weighted average share calculation.

On April 28, 2005, the Board of Directors approved the continuation of the Company’s existing stock repurchase program. Under this program, the Company was authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding common stock during the twelve-month period from April 28, 2005 to April 28, 2006. There were no shares repurchased by the Company during the nine months ended September 30, 2006.

10.	LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Line of credit with interest at LIBOR plus a spread (5.56% at December 31, 2005)	$—	$10,000
Term loan with interest at 7.32%	42,500	45,000

	42,500	55,000

Less: Current portion of long-term debt	6,250	15,000

Long-term debt	$36,250	$40,000

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

The Company has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At September 30, 2006, $42.5 million was outstanding. The term loan requires quarterly payments of interest until maturity on

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2014. Payments of principal became due beginning March 31, 2005 and will be due quarterly through December 31, 2014, in equal amounts of $1.25 million.

On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing $50.0 million term loan. The revolving loan commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002, determining that the recognition of an impairment loss was not necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.9 million at December 31, 2005 and unchanged for the nine months ended September 30, 2006.

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

As described in the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2006, Wireless One of North Carolina, L.L.C., Wavetel NC License Corporation, Wavetel, L.L.C., and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that were the holders of the Company’s Educational Broadband Service (“EBS”) and Broadband Radio Service (“BRS”) spectrum, and related rights and obligations, completed a sale to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”) of all of the Affiliate Companies’ BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations for total consideration of $16 million, less costs to sell of $0.4 million.

12.	PENSION AND POST-RETIREMENT PLANS

Components of net periodic benefit cost for the three months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$612	$559	$14	$14
Interest cost	724	756	140	117
Expected return on plan assets	(899)	(871)	—	—
Amortization of prior service cost	—	(1)	(18)	(101)
Amortization of the net gain	—	—	28	(30)

Net periodic benefit cost	$437	$443	$164	$—

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Components of net periodic benefit cost for the nine months ended September 30 (in thousands):

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Service cost	$1,835	$1,681	$38	$43
Interest cost	2,173	2,118	370	356
Expected return on plan assets	(2,698)	(2,671)	—	—
Amortization of prior service cost	1	1	(22)	(273)
Amortization of the net gain	—	—	(34)	(88)

Net periodic benefit cost	$1,311	$1,129	$352	$38

The Company does not expect to contribute to the pension plan in 2006.

At September 30, 2006, the Company’s pension and post-retirement liabilities were $7.0 million and $10.4 million, respectively. The current portion of the Company’s post-retirement liability at September 30, 2006 was $0.5 million.

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

13.	INCOME TAXES

Income tax expense decreased to $2.8 million, for an effective tax rate of 35.6%, for the three months ended September 30, 2006, compared to income tax expense of $3.0 million, for an effective tax rate of 38.9%, for the three months ended September 30, 2005. Income tax expense increased to $41.4 million primarily as a result of the Palmetto transaction, for an effective tax rate of 38.4% for the nine months ended September 30, 2006, compared to $6.9 million, for an effective tax rate of 39.2%, for the nine months ended September 30, 2005. During the third quarter of 2006, the Company settled certain State of North Carolina tax credits that lowered tax expense $0.2 million for the quarter. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-exempt auction-rate securities.

14.	SEGMENT INFORMATION

The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. Of these six reportable segments, five segments are operating business segments and the other segment is an equity method investment in Palmetto. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless group (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services; and Palmetto, which is a limited partnership in which the Company had an equity interest through the Company’s subsidiary, CT Cellular, Inc. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

evaluates performance based on operating income. Intersegment transactions have been eliminated for purposes of calculating operating income. All segments reported below, except Palmetto, provide services primarily within North Carolina. On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation. In August 2006, the Company sold its remaining investment in Palmetto. For summarized results of operations for Palmetto see Note 5. Selected data by the Company’s five operating business segments as of and for the three and nine months ended September 30, 2006 and 2005, was as follows (in thousands):

Three months ended September 30, 2006

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$24,406	$9,459	$4,977	$2,686	$3,478	$—	$45,006
External expense	12,796	8,426	4,393	2,239	2,132	422	30,408
Depreciation	5,058	651	681	1,034	302	226	7,952

Operating income (loss)	$6,552	$382	$(97)	$(587)	$1,044	$(648)	$6,646

Three months ended September 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$25,237	$9,521	$4,785	$2,463	$2,937	$—	$44,943
External expense	13,154	7,790	4,478	2,207	2,061	266	29,956
Depreciation	5,040	601	635	868	431	334	7,909

Operating income (loss)	$7,043	$1,130	$(328)	$(612)	$445	$(600)	$7,078

Nine months ended September 30, 2006

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$71,551	$28,231	$14,370	$7,756	$10,194	$—	$132,102
External expense	39,247	24,626	13,314	6,898	6,329	1,114	91,528
Depreciation	15,365	1,927	2,016	3,003	1,005	729	24,045

Operating income (loss)	$16,939	$1,678	$(960)	$(2,145)	$2,860	$(1,843)	$16,529

Segment assets	$260,964	$33,228	$14,535	$30,851	$13,220	$36,791	$389,589
Nine months ended September 30, 2005

	ILEC	Wireless	CLEC	Greenfield	IDS	Other	Total
External revenue	$69,912	$26,976	$14,641	$7,181	$8,663	$—	$127,373
External expense	38,071	22,951	13,458	6,534	6,241	644	87,899
Depreciation	15,278	1,681	1,898	2,518	1,365	1,008	23,748

Operating income (loss)	$16,563	$2,344	$(715)	$(1,871)	$1,057	$(1,652)	$15,726

Segment assets	$169,120	$34,032	$13,162	$28,658	$13,729	$64,860	$323,561

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Reconciliation to income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment operating income	$6,646	$7,078	$16,529	$15,726
Other income (expense):
Equity in income of unconsolidated companies, net	—	1,434	90,103	3,982
Interest, dividend income and gain on sale of investment	2,020	396	4,778	2,073
Impairment of investments	—	—	(876)	(529)
Interest expense	(750)	(1,124)	(2,643)	(3,425)
Other income (expense)	29	(38)	50	(268)

Total other income	1,299	668	91,412	1,833

Income before income taxes	$7,945	$7,746	$107,941	$17,559

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
The Company has expanded its core businesses through the development of integrated product and service offerings, investment in growth initiatives and targeted marketing efforts to efficiently identify and obtain customers. The Company continues to focus on maximizing its wireline businesses by investing to enhance its broadband network capabilities, cross-selling bundled products and packages and growing its customer base.
The Company experienced an increase in competition in its incumbent local exchange carrier (“ILEC”) territory due to a competitor’s launch of cable telephone service in July 2006. ILEC net line losses increased by 328 lines compared to the same quarter last year excluding 384 Internet and Data business access lines that were disconnected in the third quarter of 2006 to implement certain transport efficiencies.
The Company has taken, and will continue to take, several steps to position it to address competition from cable telephone services and to better position the Company in the markets in which it operates. Prior to the introduction of cable telephone service, and throughout the third quarter, the Company continued its aggressive marketing campaigns and product developments designed to further position the Company as a leading broadband provider in the marketplace. The Company has adopted a strategy based on delivering superior broadband service capabilities to capture and retain the broadband relationship with customers. The Company’s plan then involves leveraging that relationship by bundling multiple products and services with attractive value pricing to expand the revenue opportunity with each customer.
The Company began implementing this strategy in 2004, and in 2005 completed its initial plan to enhance the broadband capabilities in its ILEC territory. The Company now offers broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a significant improvement over current DSL and cable modem speeds offered by the ILEC’s competitors. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services.
DSL customers increased by 6,623 or 37.0% from September 30, 2005, to end the quarter at 24,544. DSL penetration was 19.7% of ILEC lines and 19.8% of Greenfield lines at September 30, 2006. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s on-going competitive strategy.
The Company has also been working to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. The Company is in the process of evaluating the available software and hardware platform options to determine the best strategy for delivering this new set of services, including High Definition video and Digital Video Recorder capabilities. On May 11, 2006, the Company executed a franchise agreement with the City of Concord, the largest city in the Company’s ILEC territory, permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that will significantly aid the Company in its efforts to provide entertainment services by allowing the Company to avoid lengthy video franchise procurement processes and uneconomic build-out requirements.
While the Company’s current DSL-based broadband network, with speeds up to 10 Mbps, has been successful in growing the number of broadband customers, more capacity will be required to support the planned video product offerings. To continue evolving its network capabilities, the Company has chosen to place fiber to the home facilities in certain locations that are currently served by aerial copper cable facilities. The Company currently plans to pass approximately 10,000 homes by the end of 2006 to position the Company for commercial deployment of its higher bandwidth video and entertainment services.
The Company believes a majority of its ILEC customers can be served with aerial fiber facilities that can be deployed at a lower capital cost than buried fiber facilities. In addition, the Company has also begun placing fiber to the home in selected new developments. The Company will increase capital spending through the end of 2006 to fund these network initiatives and will likely spend at elevated levels in 2007 from recent historical rates which have approximated on average 15% of revenue. The Company is also making investments in customer processing and information systems to deliver a high quality service experience to its customers that can be a differentiation in the marketplace. It is not possible at this time to accurately project the amount or timing of future capital investment necessary to continue to evolve network capabilities.
The Company is also developing plans to transition from a circuit switched network technology to an IP-based technology capable of delivering the Company’s wireline products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.
On March 15, 2006, Palmetto MobileNet, L.P. (“Palmetto”) sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for cash of $4.2 million. The Company recorded a gain of $0.8 million as a result of this transaction.
The Company ended the third quarter with approximately $117 million in cash and short-term investments and believes its product and network plan can be funded without significantly affecting its liquidity and balance sheet capacity. The Company is conducting additional analysis of possible uses of its balance sheet capacity. On October 26, 2006, the Company announced a 20% increase to $0.12 from $0.10 in its quarterly dividend on common stock, payable December 15, 2006, to all shareholders of record as of the close of business on December 1, 2006.
For the three and nine months ended September 30, 2006, net income for the Company was $5.1 million and $66.5 million compared to $4.7 million and $10.7 million for the three and nine months ended September 30, 2005. Diluted earnings per share were $0.26 and $0.25 for the three months ended September 30, 2006 and 2005, respectively, and $3.38 and $0.56 for the nine months ended September 30, 2006 and 2005, respectively.
Industry and Operating Trends
The telecommunications industry is highly competitive and characterized by increasing price competition, technological development and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.
The Company’s ILEC is facing more competitive pressure than at any other time in its history. Wireless providers and competitive local exchange carriers (“CLECs”) have targeted the Company’s customers and will continue to promote low cost, flexible communications alternatives. Cable telephone and Voice over Internet Protocol (“VoIP”) providers are significant threats to the Company’s business. Service providers utilizing these technologies are capable of delivering a competitive voice service to the Company’s customers. These service providers are not subject to certain regulatory constraints that have impacted the Company’s business model and will become more significant impediments to its ability to successfully compete in the coming years.
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
Time Warner Cable offers cable television, telephone and Internet service in much of the Company’s service territory. Cable telephone service, which was introduced in July 2006 in the ILEC service area, will likely result, at least in the near term, in a loss of access lines and associated customer revenue, including long distance and access revenue and a reduction in Internet customer growth. Wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years, although the Company’s Wireless business has likely benefited from such substitution.
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
The JOA may at times require the Company to implement technical changes in its network in order to make the network consistent with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes that while appropriate for Cingular’s network, may not provide acceptable returns on capital investment for the Company. The Company is currently exploring with Cingular the implementation of several new technical standards. The Company will likely incur expenditures during 2007 related to the replacement of certain cell site equipment to comply with Cingular’s decision to migrate its North Carolina cell site equipment to another vendor. The timing and financial impact to the Company have not been finalized.
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
The Company’s ILEC derives a material portion of its revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”), which administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of September 30, 2006, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.
Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. The Company had previously filed its own traffic sensitive rates. As part of the traffic sensitive pool, the ILEC’s interstate access revenues are based on expenses plus a return on investment. The Company shares the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets.
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
The Company’s ILEC, CLEC and Greenfield businesses, also receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.
The FCC, and possibly Congress, are expected to devote resources to the consideration of USF and intercarrier compensation reform in 2006 and future years, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the ILEC receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform and subsequently issued a press release. The text of the FCC’s notice was released on March 3, 2005. On July 24, 2006, the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed a proposed reform plan with the FCC. This proposal, commonly called the Missoula Plan, proposed to eliminate distinctions between traffic types for a majority of the lines in the US, establish default interconnection architecture, increase subscriber line charges, and replace lost revenue with direct payments from the USF or a similar fund. The FCC has asked for comments to be filed in October 2006 and reply comments to be filed in December 2006. The Company is generally supportive of the Missoula Plan in its current form and is currently participating in industry associations that are working to further evaluate the proposal, develop recommended modifications and file comments with the FCC.
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
On September 14, 2005 the Company submitted an annual filing seeking approval for, among other things, local service rate increases in exchange for providing ILEC customers with a larger local calling scope that does not require the payment of usage charges. Such rate changes were effective in late October 2005, and have resulted in simpler calling plans and billing. The Company believes the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate the changes will have a material impact on its financial results.
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

To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide entertainment services over its network by allowing the Company to avoid lengthy franchise procurement processes with various local governments and uneconomic build-out requirements that frequently are present in local government franchise agreements.
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
Results of Operations
The Company has six reportable segments, each of which is a strategic business that is managed separately due to certain fundamental differences such as regulatory environment, services offered and/or customers served. Of these six reportable segments, five segments are operating business segments and the other segment is an equity method investment in Palmetto. The identified reportable segments are: ILEC, CLEC, Greenfield, Wireless, IDS and Palmetto. All other businesses that do not meet reporting guidelines and thresholds are reported under “Other Business Units”.
On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation. In August 2006, the Company sold its remaining investment in Palmetto for approximately $4.2 million. The Company recorded a gain of $0.8 million related to this transaction.
The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands , except lines and customers )

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$28,288	$27,353	$935	$84,028	$81,782	$2,246
Universal service	1,691	1,590	101	3,990	3,434	556
Access & interconnection	7,274	7,238	36	21,067	19,470	1,597
Wireless roaming/settlement	3,099	3,370	(271)	9,275	8,700	575
Other	4,654	5,392	(738)	13,742	13,987	(245)

Total operating revenue	45,006	44,943	63	132,102	127,373	4,729

Operating expense:
Cost of service	15,422	15,597	(175)	45,078	44,902	176
Selling, general & administrative	14,986	14,359	627	46,450	42,997	3,453
Depreciation	7,952	7,909	43	24,045	23,748	297

Total operating expense	38,360	37,865	495	115,573	111,647	3,926

Operating income	6,646	7,078	(432)	16,529	15,726	803

Other income	1,299	668	631	91,412	1,833	89,579

Income before taxes	7,945	7,746	199	107,941	17,559	90,382

Income taxes	2,825	3,010	(185)	41,439	6,881	34,558

Net income	$5,120	$4,736	$384	$66,502	$10,678	$55,824

Operating margin	14.8%	15.7%		12.5%	12.3%

Capital expenditures	$11,098	$6,227	$4,871	$24,149	$20,575	$3,574
Total assets				389,589	323,561	66,028

Wired access lines				159,149	157,283	1,866
Wireless subs cribers				48,706	45,285	3,421
Internet and data cus tomers				30,488	25,767	4,721
Three Months Ended September 30
Operating revenue for the three months ended September 30, 2006 increased to $45.0 million compared to $44.9 million for the three months ended September 30, 2005. The increase in revenue was primarily attributable to a $0.9 million increase in customer recurring revenue and a $0.1 million increase in universal service revenue. Partially offsetting these increases in operating revenue was a decrease of $0.7 million in other revenue primarily related to a decrease in telephone system sales and a $0.3 million decrease in Wireless roaming and settlement revenue due to a lower settlement rate. The increase in customer recurring revenue was driven by a 37.0% increase in DSL customers, a 13.7% increase in Greenfield access lines and a 7.6% increase in Wireless subscribers.
During the third quarter of 2006, competitive cable telephone service was introduced in the ILEC service area. In addition, the Company disconnected 384 access lines related to certain transport efficiency initiatives in the Company’s Internet and Data business. After adjustment for the Internet and Data business lines, net ILEC line losses increased by 328 lines compared to the same quarter last year.
Operating expense for the three months ended September 30, 2006 increased 1.3% to $38.4 million compared to the three months ended September 30, 2005. The increase in operating expense was attributable to a $0.6 million increase in administrative expense, partially offset by a $0.2 million decrease in cost of service. The increase in administrative expense was largely due to a $0.4 million increase in selling expense driven by an increase in marketing expense associated with the entrance of cable telephone competition in the Company’s ILEC service territory, as well as commissions related to the Company’s Wireless renewal and retention programs.

Operating income decreased 6.1% for the three months ended September 30, 2006 compared to the same 2005 period.
Other income increased $0.6 million to $1.3 million for the three months ended September 30, 2006 compared to the same 2005 period. This increase was primarily due to an increase of $0.8 million in interest income driven by the Company’s $94.6 million investment in tax-exempt auction rate securities, the recognition of a $0.8 million gain related to the sale of the Company’s remaining investment in Palmetto and a decrease of $0.4 million in interest expense. These increases in other income were partially offset by a decrease of $1.4 million of equity in income of unconsolidated companies.
Income tax expense decreased to $2.8 million, for an effective tax rate of 35.6%, for the three months ended September 30, 2006, compared to income tax expense of $3.0 million, for an effective tax rate of 38.9%, for the three months ended September 30, 2005. During the third quarter of 2006, the Company settled certain State of North Carolina tax credits that lowered tax expense $0.2 million for the quarter. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-exempt auction-rate securities.
Nine months Ended September 30
Operating revenue for the nine months ended September 30, 2006 increased 3.7% to $132.1 million compared to the nine months ended September 30, 2005. The increase in revenue was primarily attributable to a $2.2 million increase in customer recurring revenue, a $1.6 million increase in access and interconnection revenue and a $0.6 million increase in Wireless roaming and settlement revenue due to an increase in roaming minutes of use on the Company’s network. In addition, universal service revenue increased $0.6 million, while other revenue decreased $0.2 million primarily due to a decrease in telephone system sales. The increase in customer recurring revenue was driven by a 37.0% increase in DSL customers, a 13.7% increase in Greenfield access lines and a 7.6% increase in Wireless subscribers.
Operating expense for the nine months ended September 30, 2006 increased 3.5% to $115.6 million compared to the nine months ended September 30, 2005. The increase in operating expense was attributable to a $3.5 million increase in administrative expense, a $0.3 million increase in depreciation expense and a $0.2 million increase in cost of service expense. The increase in administrative expense was largely due to a $2.0 million increase in personnel expense and a $1.4 million increase in selling expense. The $2.0 million increase in personnel expense was due to $0.9 million in charges for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, an increase in benefit costs and to changes made during 2005 to certain incentive programs for stock based compensation. The increase in selling expense was driven by an increase of $1.1 million in marketing expense related to advertising and promotional efforts, as well as proactive retention programs related to the entrance of cable telephone competition in the Company’s ILEC service territory. The increase in cost of service expense was primarily due to an increase in Wireless handset and accessories expense associated with the Company’s retention and contract renewal programs targeted to improve customer churn.
Operating income increased 5.1% to $16.5 million for the nine months ended September 30, 2006 compared to the same period in 2005.
Other income for the nine months ended September 30, 2006 was $91.4 million compared to $1.8 million for the nine months ended September 30, 2005. During the first quarter of 2006, Palmetto sold its ownership interests in ten cellular RSAs to Alltel Corporation for $455 million. The Company recognized equity in income of $89.2 million, representing its portion of the gain on sale of these assets, through the equity income of its investment in Palmetto. In addition, the Company recognized a $0.8 million gain related to the sale of the Company’s remaining investment in Palmetto in August 2006.
Income tax expense increased to $41.4 million primarily as a result of the Palmetto transaction, for an effective tax rate of 38.4% for the nine months ended September 30, 2006, compared to $6.9 million, for an effective tax rate of 39.2%, for the nine months ended September 30, 2005. During the third quarter of 2006, the Company settled certain State of North Carolina tax credits that lowered tax expense $0.2 million for the quarter. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-exempt auction-rate securities.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. The Company was required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet.

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
The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company believes, based on its consideration of potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants.
ILEC (in thousands, except lines)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$13,252	$13,238	$14	$39,739	$39,901	$(162)
Universal service	1,691	1,590	101	3,990	3,434	556
Access & interconnection	5,442	5,647	(205)	16,121	14,638	1,483
Other	4,021	4,762	(741)	11,701	11,939	(238)

Total operating revenue	24,406	25,237	(831)	71,551	69,912	1,639

Operating expense:
Cost of service	4,964	5,623	(659)	15,053	15,733	(680)
Selling, general & administrative	7,832	7,531	301	24,194	22,338	1,856
Depreciation	5,058	5,040	18	15,365	15,278	87

Total operating expense	17,854	18,194	(340)	54,612	53,349	1,263

Operating income	$6,552	$7,043	$(491)	$16,939	$16,563	$376

Operating margin	26.8%	27.9%		23.7%	23.7%

Capital expenditures	$5,732	$3,921	$1,811	$12,367	$12,128	$239
Total assets				260,964	169,120	91,844

Business access lines				28,164	28,532	(368)
Residential access lines				79,756	82,511	(2,755)
Total access lines				107,920	111,043	(3,123)
Three Months Ended September 30
Operating revenue for the three months ended September 30, 2006 decreased 3.3% to $24.4 million compared to the three months ended September 30, 2005. The decrease in operating revenue was mainly due to a $0.7 million decrease in other revenue, primarily due to lower telephone system sales, and a $0.2 million decrease in access and interconnection revenue. These decreases in operating revenue were partially offset by a $0.1 million increase in universal service revenue.
Operating expense for the three months ended September 30, 2006 decreased 1.9% to $17.9 million compared to the three months ended September 30, 2005. The decrease in operating expense was attributable to a $0.7 million decrease in cost of service expense primarily related to lower telephone system sales and a decrease of $0.3 million in network expense. These decreases in operating expense were partially offset by a $0.3 million increase in administrative expense driven by an increase in selling expense. Operating margin for the three months ended September 30, 2006 decreased to 26.8% from 27.9% during the three months ended September 30, 2005.
Capital expenditures for the three months ended September 30, 2006 were 23.5% of ILEC operating revenue compared to 15.5% of revenue for the three months ended September 30, 2005. This increase was primarily due to the Company’s broadband product strategy and network initiatives.
Nine months Ended September 30
Operating revenue for the nine months ended September 30, 2006 increased 2.3% to $71.6 million compared to the nine months ended September 30, 2005. The increase in operating revenue was mainly due to a $1.5 million increase in access and interconnection revenue and a $0.6 million increase in universal service revenue. Partially offsetting these increases in operating revenue was a $0.2 million reduction in customer recurring revenue and a $0.2 million decrease in other revenue driven by a decrease in telephone system sales. The decrease in customer recurring revenue was due to a 2.8% decline in access lines, but was partially offset by an increase in average revenue per customer.
Operating expense for the nine months ended September 30, 2006 increased 2.4% to $54.6 million compared to the nine months ended September 30, 2005. The increase in operating expense was due to a $1.9 million increase in administrative expense primarily related to a $1.1 million increase in personnel expense and a $0.8 million increase in selling expense. The $1.1 million increase in personnel expense was due to charges for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, an increase in benefit costs and to changes made during 2005 to certain incentive programs for stock based compensation. These increases in operating expense were partially offset by a decrease of $0.7 million in costs of service expense driven by a decrease in personnel and network expense. Operating margin for the nine months ended September 30, 2006 and 2005 was 23.7%.
Capital expenditures for the nine months ended September 30, 2006 and 2005 were 17.3% of ILEC operating revenue.
Wireless (in thousands, except subscribers)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$5,924	$5,693	$231	$17,439	$16,790	$649
Wireless roaming/settlement	3,099	3,370	(271)	9,275	8,700	575
Other	436	458	(22)	1,517	1,486	31

Total operating revenue	9,459	9,521	(62)	28,231	26,976	1,255

Operating expense:
Cost of service	5,823	5,331	492	16,252	15,061	1,191
Selling, general & administrative	2,603	2,459	144	8,374	7,890	484
Depreciation	651	601	50	1,927	1,681	246

Total operating expense	9,077	8,391	686	26,553	24,632	1,921

Operating income	$382	$1,130	$(748)	$1,678	$2,344	$(666)

Operating margin	4.0%	11.9%		5.9%	8.7%

Capital expenditures	$444	$225	$219	$1,131	$1,692	$(561)
Total assets				33,228	34,032	(804)

Wireless subscribers				48,706	45,285	3,421

Three Months Ended September 30
Operating revenue for the three months ended September 30, 2006 remained relatively flat at $9.5 million compared to the three months ended September 30, 2005. Operating revenue included a $0.3 million reduction in roaming and settlement revenue due to a decrease in settlement rates and a $0.2 million increase in customer recurring revenue driven by a 7.6% increase in subscribers.
Operating expense in the third quarter of 2006 increased 8.2% to $9.1 million compared to the same period in 2005. The increase in operating expense was driven by a $0.5 million increase in cost of service expense and a $0.1 million increase in administrative expense. Cost of service expense increased primarily due to a $0.2 million increase in switching expense and a $0.2 million increase in cost of sales for handsets and accessories. The increase in administrative expense was driven by increased commission expense associated with retention and contract renewal programs targeted to reduce customer churn.
Capital expenditures were 4.7% of operating revenue for the three months ended September 30, 2006 compared to 2.4% for the same period in 2005. The Company anticipates the construction of four to five additional cell sites in 2006, subject to zoning and local approvals.
Nine months Ended September 30
Operating revenue for the nine months ended September 30, 2006 increased 4.7% to $28.2 million compared to the nine months ended September 30, 2005. The increase in operating revenue was driven by a $0.6 million increase in customer recurring revenue and a $0.6 million increase in roaming and settlement revenue. The increase in customer recurring revenue was driven by a 7.6% increase in subscribers, while the increase in roaming and settlement revenue related to an increase in roaming minutes of use on the Company’s Wireless network.
Operating expense for the nine months ended September 30, 2006 increased 7.8% to $26.6 million compared to the same period in 2005. The increase in operating expense primarily related to a $1.2 million increase in cost of service expense, a $0.5 million increase in administrative expense and a $0.2 million increase in depreciation. The $1.2 million increase in cost of service expense was largely due to a $0.6 million increase in handset and accessories expense associated with retention and contract renewal programs targeted to reduce customer churn and a $0.5 million increase in network expense driven by higher minutes of use on the Company’s network. The $0.5 million increase in administrative expense was due to increased personnel costs, which included compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, and increased selling expenses.
Capital expenditures for the first nine months of 2006 were 4.0% of Wireless operating revenue compared to 6.3% of operating revenue for the same period last year.

CLEC (in thousands, except lines)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$3,630	$3,679	$(49)	$10,816	$11,190	$(374)
Access & interconnection	1,258	1,038	220	3,341	3,241	100
Other	89	68	21	213	210	3

Total operating revenue	4,977	4,785	192	14,370	14,641	(271)

Operating expense:
Cost of service	2,638	2,675	(37)	7,778	8,119	(341)
Selling, general & administrative	1,755	1,803	(48)	5,536	5,339	197
Depreciation	681	635	46	2,016	1,898	118

Total operating expense	5,074	5,113	(39)	15,330	15,356	(26)

Operating income	$(97)	$(328)	$231	$(960)	$(715)	$(245)

Operating margin	(1.9%)	(6.9%)		(6.7%)	(4.9%)

Capital expenditures	$658	$348	$310	$2,341	$1,008	$1,333
Total assets				14,535	13,162	1,373

Access lines				34,868	31,853	3,015
Long distance lines				23,503	24,723	(1,220)
Three Months Ended September 30
Operating revenue for the three months ended September 30, 2006 increased 4.0% to $5.0 million compared to the three months ended September 30, 2005. The increase in operating revenue in the three months ended September 30, 2006 was driven by a $0.2 million increase in access and interconnection revenue associated with the growth in access lines.
Operating expense for the three months ended September 30, 2006 was relatively flat compared to the same period in 2005. Operating margin for the three months ended September 30, 2006 increased to (1.9%), compared to (6.9%) for the three months ended September 30, 2005.
Capital expenditures for the three months ended September 30, 2006 were 13.2% of CLEC operating revenue compared to 7.3% of operating revenue for the three months ended September 30, 2005.
Nine months Ended September 30
Operating revenue for the nine months ended September 30, 2006 decreased 1.9% to $14.4 million compared to the nine months ended September 30, 2005. The decrease in operating revenue was driven by a $0.4 million decrease in customer recurring revenue attributable to lower average rates for customer contract renewals. This decrease in operating revenue was partially offset by a $0.1 million increase in access and interconnection revenue related to the increase in access lines.
Operating expense for the nine months ended September 30, 2006 was relatively unchanged compared to the same period last year. Operating margin for the nine months ended September 30, 2006 decreased to (6.7%), compared to (4.9%) for the nine months ended September 30, 2005.
Capital expenditures for the nine months ended September 30, 2006 were 16.3% of CLEC operating revenue compared to 6.9% of operating revenue for the nine months ended September 30, 2005. The increase in capital expenditures related to infrastructure components required for the Company’s migration of its switching network to an IP-packet based design.

Greenfield (in thousands, except lines and projects)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$2,041	$1,854	$187	$5,954	$5,378	$576
Access & interconnection	574	553	21	1,605	1,591	14
Other	71	56	15	197	212	(15)

Total operating revenue	2,686	2,463	223	7,756	7,181	575

Operating expense:
Cost of service	1,313	1,288	25	3,957	3,808	149
Selling, general & administrative	926	919	7	2,941	2,726	215
Depreciation	1,034	868	166	3,003	2,518	485

Total operating expense	3,273	3,075	198	9,901	9,052	849

Operating income	$(587)	$(612)	$25	$(2,145)	$(1,871)	$(274)

Operating margin	(21.9%)	(24.8%)		(27.7%)	(26.1%)

Capital expenditures	$1,371	$1,055	$316	$4,305	$4,058	$247
Total assets				30,851	28,658	2,193

Access lines				16,361	14,387	1,974
Long distance lines				10,158	8,080	2,078
Total projects				124	112	12
Greenfield projects at September 30, 2006 are shown in the table below:

		Projected
	Lines in	Marketable	Total
Greenfield Projects By Year	Service	Lines	Projects
Previous years	14,155	40,000	75
2003	1,097	5,000	18
2004	853	4,000	12
2005	129	4,500	13
2006	127	1,000	6

Total	16,361	54,500	124

Three Months Ended September 30
Operating revenue for the three months ended September 30, 2006 increased 9.1% to $2.7 million compared to the same period last year. The increase in operating revenue was due to a $0.2 million increase in customer recurring revenue, driven by a 13.7% increase in access lines.
Operating expense for the three months ended September 30, 2006 increased 6.4% to $3.3 million compared to the same period last year. The increase in operating expense was primarily attributable to a $0.2 million increase in depreciation expense.
Capital expenditures for the third quarter of 2006 were 51.0% of Greenfield operating revenue compared to 42.8% of operating revenue for the same period last year.

Nine months Ended September 30, 2006
Operating revenue for the nine months ended September 30, 2006 increased 8.0% to $7.8 million compared to the same period last year. The increase in operating revenue was due to a $0.6 million increase in customer recurring revenue, driven by a 13.7% increase in access lines that was partially offset by a decrease in the average revenue per customer.
Operating expense for the nine months ended September 30, 2006 increased 9.4% to $9.9 million compared to the same period last year. The increase in operating expense was attributable to a $0.5 million increase in depreciation expense and a $0.2 million increase in administrative expense. The increase in administrative expense was related to an increase in personnel and selling expense.
During the nine months ended September 30, 2006, the Greenfield business added six preferred provider projects, bringing the total number of projects to 124. These projects currently represent a potential of 54,500 access lines once these developments have been completely built-out. The residential/business line mix of these 124 projects is expected to be over 90% residential.
At September 30, 2006, 62.1% of Greenfield access lines subscribed to the Company’s long distance service, up from 56.2% at September 30, 2005. The increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines has increased, the Company has experienced an increase in long distance penetration rates.
Capital expenditures for the first nine months of 2006 were 55.5% of Greenfield operating revenue compared to 56.5% of operating revenue for the same period last year.
Internet (in thousands, except lines and accounts)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating revenue:
Customer recurring	$3,441	$2,889	$552	$10,080	$8,523	$1,557
Other	37	48	(11)	114	140	(26)

Total operating revenue	3,478	2,937	541	10,194	8,663	1,531

Operating expense:
Cost of service	684	680	4	2,038	2,181	(143)
Selling, general & administrative	1,448	1,381	67	4,291	4,060	231
Depreciation	302	431	(129)	1,005	1,365	(360)

Total operating expense	2,434	2,492	(58)	7,334	7,606	(272)

Operating income	$1,044	$445	$599	$2,860	$1,057	$1,803

Operating margin	30.0%	15.2%		28.1%	12.2%

Capital expenditures	$348	$352	$(4)	$905	$950	$(45)
Total assets				13,220	13,729	(509)

DSL lines				24,544	17,921	6,623
Dial-up accounts				5,132	7,197	(2,065)
High-speed accounts				812	649	163

Three months Ended September 30
Operating revenue for the three months ended September 30, 2006 increased 18.4% to $3.5 million compared to the same period in 2005. The increase in operating revenue was due to a $0.6 million increase in DSL revenue driven by a 37.0% increase in DSL customers. Partially offsetting the increase in DSL revenue was a $0.1 million decrease in dial-up revenue, which was largely the result of migration of dial-up customers to higher bandwidth offerings.
Operating expense during the third quarter of 2006 decreased 2.3% to $2.4 million compared to same period in 2005. The decrease in operating expense was due to a $0.1 million decrease in depreciation expense.
Capital expenditures were 10.0% of operating revenue in the third quarter of 2006 compared to 12.0% for the same period in 2005. Capital expenditures of $0.3 million in the third quarter of 2006 were primarily for DSL modems.
Nine months Ended September 30
Operating revenue for the nine months ended September 30, 2006 increased 17.7% to $10.2 million compared to the same period in 2005. The increase in operating revenue was due to a $1.7 million increase in DSL revenue driven by a 37.0% increase in DSL customers. Partially offsetting the increase in DSL revenue was a $0.4 million decrease in dial-up revenue due largely to the migration of dial-up customers to higher bandwidth offerings.
Operating expense during the nine months of 2006 decreased 3.6% to $7.3 million compared to same period in 2005. The decrease in operating expense was due to a $0.4 million decrease in depreciation expense and a $0.1 million decrease in cost of service expense. These decreases in operating expense were partially offset by a $0.2 million increase in administrative expense driven by increased marketing expense related to the Company’s broadband initiative.
Capital expenditures in the first nine months of 2006 were relatively flat compared to the same period in 2005.
Other (in thous ands)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Operating expense:
Selling, general & administrative	$422	$266	$156	$1,114	$644	$470
Depreciation	226	334	(108)	729	1,008	(279)

Total operating expense	$648	$600	$48	$1,843	$1,652	$191

Capital expenditures	$2,545	$326	$2,219	$3,100	$739	$2,361
Total assets				36,791	64,860	(28,069)
Three months Ended September 30
Operating expense for the Company’s Other business segment remained relatively flat for the three months ended September 30, 2006 compared to the same period in 2005. Operating expense included a $0.2 million increase in administrative expense and a $0.1 million decrease in depreciation expense.
Capital expenditures for the three months ended September 30, 2006 increased $2.2 million to $2.5 million from the third quarter in 2005. The increase was primarily related to investments in IT systems infrastructure necessary to support the Company’s future product and service design and associated customer experience.
Nine months Ended September 30
Operating expense for the Company’s Other business segment increased $0.2 million for the nine months ended September 30, 2006, primarily due to an impairment charge of $0.2 million related to certain fixed wireless broadband equipment.

Liquidity and Capital Resources
Cash provided by operating activities was $1.1 million for the nine months ended September 30, 2006 compared to $25.2 million for the same 2005 period. The change was primarily due to estimated tax payments of approximately $24.2 million during the nine months ended September 30, 2006 related to the Palmetto transaction, partially offset by cash flows from operations.
Cash provided by investing activities was $0.3 million for the nine months ended September 30, 2006 compared to cash used in investing activities of $14.6 million during the first nine months of 2005. As a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale during the first quarter of 2006. The Company invested $94.6 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities. In addition, the Company received $15.6 million in net proceeds from the sale of wireless spectrum and $4.2 million from the sale of the Company’s remaining investment in Palmetto.
Cash used in financing activities totaled $2.1 million in the nine months of 2006 compared to $15.6 million in the same 2005 period. During the first nine months of 2006, the Company repaid $12.5 million of debt compared to $8.8 million for the same 2005 period. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility. In the third quarter of 2005, the Company increased its quarterly cash dividend to $0.10 per share from $0.07 per share. As a result, during the first nine months of 2006, dividends paid were $0.7 million higher than the same 2005 period. Partially offsetting these increases in cash used in financing activities was an increase of $12.3 million in proceeds from common stock issuances resulting from stock option exercises.
At September 30, 2006, the fair market value of the Company’s investment securities was $99.9 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes. At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility.
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
The Company also has a 7.32% fixed rate term loan that matures on December 31, 2014. At September 30, 2006, $42.5 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.
The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

	Payments Due by Year
		Less than			After 5
	Total	one Year	1-3 Years	4-5 Years	Years
Contractual obligations
Term loan	$42,500	$6,250	$10,000	$10,000	$16,250
Fixed interest payments	12,834	2,882	4,667	3,203	2,082
Operating leases	10,033	2,401	3,609	2,279	1,744
Capital leases	205	205	—	—	—
Other service contracts	2,201	1,025	1,133	43	—

	$67,773	$12,763	$19,409	$15,525	$20,076

The Company anticipates that it has access to adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued investment and operations in the ILEC, CLEC, Greenfield, Wireless and IDS units, payments associated with long-term debt and contractual obligations as summarized above.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At September 30, 2006, $42.5 million was outstanding.
At September 30, 2006, the Company had $94.6 million in tax-exempt auction rate securities, which are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk. In addition, the Company had $5.3 million in equity investment securities, which are classified as available-for sale.
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
Item 4. Controls and Procedures.
(a)  Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
(b)  Changes in Internal Control Over Financial Reporting
In the Company’s 2005 Annual Report on Form 10-K, the Company identified material weaknesses (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in its internal control over financial reporting relating to its classification of balance sheet accounts and accounting for equity method investments. During the quarter ended March 31, 2006, the Company implemented various improvements to its internal controls, which included a process to review and document the classification of balance sheet accounts to ensure proper classification as either current or non-current assets or liabilities. Additionally, policies and procedures associated with the review of support and reconciliations of the differences between the Company’s carrying value of its investments in unconsolidated companies and its underlying equity in the investees accounted for under the equity method were implemented and found to be operating effectively during the three month period ended March 31, 2006. At September 30, 2006, the Company continues to believe that these changes have provided adequate controls to remediate the deficiencies identified as of December 31, 2005.
Except as described above, during the nine months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
(a) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan.

10.2	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Amendment No. 1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A. Marino
Ronald A. Marino
Vice President Finance and
Chief Accounting Officer

November 3, 2006
Date
(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amendment No. 1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan.

10.2	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Amendment No.1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.