Form 10-K
period 2006-12-31
CT COMMUNICATIONS INC /NC
filed 2007-03-07
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price of $22.87 per share as quoted on The NASDAQ Stock Market as of such date) was approximately $433,554,899. As of February 28, 2007, there were 20,176,986 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Document of the Company	Form 10-K Reference Location

2007 Annual Meeting Proxy Statement	Part III

CT COMMUNICATIONS, INC.
AND CONSOLIDATED SUBSIDIARIES

Form 10-K for the Fiscal Year Ended December 31, 2006

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

General

CT Communications, Inc. provides integrated telecommunications and related services, including local and long distance telephone, Internet broadband and wireless services, to residential and business customers located primarily in North Carolina. The Company began operations in 1897 as The Concord Telephone Company (“Concord Telephone”). Concord Telephone continues to operate as an incumbent local exchange carrier (“ILEC”) in a territory covering approximately 705 square miles in Cabarrus, Stanly and Rowan counties in North Carolina. This area is located just northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C.

CT Communications, Inc. is incorporated under the laws of North Carolina and was organized in 1993 pursuant to the corporate reorganization of Concord Telephone into a holding company structure. The Company’s principal executive offices are located at 1000 Progress Place, Northeast, Concord, North Carolina 28025 (telephone number: (704) 722-2500).

In 1998, the Company began to operate as a competitive local exchange carrier (“CLEC”) in “edge-out” markets contiguous to its ILEC service area. The CLEC business focuses on small-to-medium-size companies along the I-85 corridor, between Charlotte and Greensboro, North Carolina. The CLEC offers services substantially similar to those offered by the ILEC to its business customers.

Since 1999, the Company has pursued its Greenfield operations in high growth communities, including those in the Charlotte and Raleigh, North Carolina markets. The Company works with developers and builders to provide telecommunications infrastructure and services within these developments in return for certain marketing benefits from the developer. The Company targets new developments based on specific financial goals and geographic proximity to existing Greenfield developments. By clustering projects, the Company is able to gain capital efficiencies and more rapidly reduce its reliance on third party network components.

The Company offers Internet and data services to ILEC, CLEC and Greenfield business and residential customers. These services include dial-up and high speed dedicated Internet access and broadband services with download speeds up to 15 megabits per second (“Mbps”).

During 2006 the Company announced plans to develop video and entertainment services, including high definition video and digital video recorder capabilities. As part of this initiative, the Company began deploying aerial fiber optic cable, which was capable of serving approximately 9,000 homes in the ILEC service territory at December 31, 2006. In addition, the Company began upgrading internal systems and software to meet customer expectations for service and support. In early 2007, the Company plans to launch a commercial trial of video services in a portion of its ILEC territory in Concord, North Carolina that is covered by the Company’s fiber deployment initiative. After evaluation of service quality and support, this initial launch is expected to lead to a more extensive deployment during 2007.

Since 2001, the Company has operated under an agreement with Cingular Wireless (“Cingular”) through which the Company acquired ownership of Cingular’s wireless spectrum and related assets (including subscribers) covering most of the ILEC territory and some limited adjacent territory. Through the Cingular agreement, Cingular provides switching services to the Company and the Company markets services utilizing the Cingular brand. The arrangement provides the Company’s wireless customers with access to the Cingular national and international network.

Additional business, financial and competitive information about the Company’s operations is discussed below. For other information regarding business segments, see the Note entitled “Segment Information” in the notes to consolidated financial statements included elsewhere in this report.

Operations

ILEC Services

Concord Telephone offers integrated telecommunications services as an ILEC to customers served by approximately 106,000 access lines in Cabarrus, Stanly and Rowan counties in North Carolina.

The operations of Concord Telephone are the Company’s primary business segment. Concord Telephone accounted for approximately 54%, 55%, and 57% of the Company’s operating revenue in 2006, 2005 and 2004, respectively. This percentage has decreased over the past three years as the Company’s non-ILEC businesses have grown and competition in its ILEC territory has increased. Nevertheless, the Company continues to expect Concord Telephone to account for a significant portion of its revenue and earnings in 2007.

Concord Telephone ended 2006 with 106,420 access lines in service, a 3.4% decrease from year-end 2005. The Company believes the decline in the number of access lines is due primarily to increased competition from cable telephone, wireless and other competitive providers and in part to an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

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

Network access revenue is primarily derived from services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company’s facilities to originate and terminate interstate, intrastate and local telephone calls. Certain of the Company’s interstate network access revenue is based on tariffed access and end-user charges approved by the Federal Communications Commission (“FCC”). The remainder of such interstate revenue is derived from revenue pooling arrangements with other local exchange carriers (“LECs”) that are administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purpose. The Company’s ILEC participates in the NECA Carrier Common Line and Traffic Sensitive pools and received long-term support through the second quarter of 2004. In addition, the ILEC receives Interstate Common Line Support (“ICLS”) funds, which are administered by NECA. The ICLS support mechanism was established in July 2002 and long term support was incorporated into ICLS in July 2004. These support mechanisms are increasingly at risk, yet the Company’s mandatory service obligations remain unchanged.

Other revenue primarily includes revenue related to leasing, selling, installing and maintaining customer premises telecommunications equipment and wiring, and the publication of local directories.

In 2004, the Company announced its intent to develop and maintain a broadband network with superior service capabilities. The Company believes its ability to attract and retain customers will depend on its success in delivering high quality broadband services at competitive pricing. In September 2004, the Company announced the first evolution of its network plan to significantly enhance the broadband capabilities in its ILEC territory. This initiative enabled the Company to offer broadband service speeds of up to 10 Mbps throughout much of its ILEC territory, a higher rate than offered by other providers at that time.

The Company completed its initial plan in 2005 and in 2006 began developing the next evolution of its network architecture and the services that will be delivered over the network. Broadband customer growth began to accelerate in the ILEC with the initial availability of higher bandwidth services. The Company believes that the implementation of its network plan will enable the broadband capabilities necessary for the Company to provide bundled voice, data, and video products and services to many of the Company’s customers.

In preparation for introduction of video services, the Company executed a franchise agreement with the City of Concord on May 11, 2006, the largest city in the Company’s ILEC territory, permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that will significantly aid the Company in its efforts to provide video services by allowing the Company to avoid lengthy video franchise procurement processes and uneconomic build-out requirements.

A majority of the Company’s ILEC customers can be served with aerial fiber facilities that can be deployed at a lower capital cost than buried fiber facilities. In addition, the Company has begun placing fiber to the home in select new developments.

The Company is also developing plans to transition from a circuit switched network technology to an IP-based technology capable of delivering the Company’s wireline products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.

The Company’s sales efforts in 2007 will focus on increasing revenue per customer through continued development of bundled service offerings and increasing customer adoption of bundled service offerings. The Company believes that customers that subscribe to multiple services are less likely to disconnect services and are therefore offered discounts based on the quantity of service bundles selected. The ILEC residential customer base that subscribes to a bundle service offering increased from approximately 39% in 2005 to 50% in 2006.

The Company’s ILEC sales team is structured to provide flexibility for its customers. Residential customers may personally meet with a sales and service representative in one of four business offices or alternatively can take advantage of the convenience of calling into a centralized customer care center. Business customers are served by a specialized customer care group that is trained to manage the products and services unique to the business market. Customers with less complex needs are supported by a specialized telephone customer care group, which develops solutions to customer communications requirements and schedules service installations. Major business customers are assigned dedicated account executives that are familiar with their complex applications and service requirements.

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

The Company’s ILEC derives a portion of its revenue from Universal Service Fund (“USF”) mechanisms administered by NECA. NECA administers this funding through revenue pooling arrangements in which local exchange carriers participate. As of December 31, 2006, the Company’s ILEC participated in the NECA common line pool and received approximately $5 million in ICLS funds. The ICLS support mechanism was implemented in July 2002.

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

NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. Management periodically reviews these estimates, and makes adjustments as applicable.

The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the demands on the fund and changes in the telecommunications industry. Changes in the program, if any, may reduce the amount of funds received by the Company in future periods.

The Company’s ILEC also receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as Voice over Internet Protocol (“VoIP”).

The FCC, and possibly Congress, is expected to continue to devote resources to the consideration of USF and intercarrier compensation reform in 2007, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the ILEC receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform. The text of the FCC’s notice was released on March 3, 2005. On July 24, 2006, the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed a proposed reform plan with the FCC. This proposal, commonly called the Missoula Plan, proposed to eliminate distinctions between traffic types for a majority of the lines in the U.S., establish default interconnection architecture, increase subscriber line charges, and replace lost revenue with direct payments from the USF or a similar fund. The FCC asked for comments to be filed in October 2006 and reply comments to be filed in February 2007. The Company is generally supportive of the Missoula Plan in its current form and is participating in industry associations that are working to further evaluate the proposal, develop recommended modifications and file comments with the FCC.

The FCC has opened a number of dockets to consider the appropriate regulatory treatment of VoIP services, and has issued a number of orders on this issue. Despite providing voice services similar to those offered by the Company, VoIP providers have to date avoided many regulatory requirements that currently apply to the Company in the provision of those services. This disparate regulatory treatment provides VoIP providers with a competitive advantage. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage Holdings Corporation (“Vonage”) should be subject to federal rather than state jurisdiction, a decision which has been appealed by several state commissions. On June 3, 2005, the FCC released an order requiring VoIP providers to provide 911 service to their customers in the fourth quarter of 2005. This requirement was partially stayed on October 24, 2005, and is still pending judicial review.

On June 27, 2006, the FCC released a Report and Order and Notice of Proposed Rulemaking that addressed USF obligations for VoIP and wireless carriers. The FCC ordered VoIP carriers to pay into USF and established a “safe harbor” of 64.9% that those carriers could apply to determine the interstate portion of their revenues that were subject to the funding obligations. The order has the effect of eliminating a competitive advantage enjoyed by many VoIP providers over traditional telephone service providers, as many such VoIP providers were not contributing to USF at the levels mandated by the FCC.

On August 5, 2005, the FCC adopted new rules that classify wireline broadband service (essentially digital subscriber line (“DSL”) service) as an information service. Although the FCC’s final regulatory approach to such services is not yet known, the FCC’s order allows incumbent local exchange carriers to permissively detariff DSL services provided to Internet service providers. In doing so, such carriers will no longer be required to offer their DSL services on a wholesale basis to their competitors, and will no longer be obligated to contribute a percentage of their DSL revenues to the USF unless their information service competitors, such as cable companies offering cable modem services, are also required to make such contributions. The Company is currently evaluating its options under the new rules, but does not expect at this time that any election will have a material impact on the Company’s financial statements.

State laws and regulations require the Company to comply with North Carolina pricing regulations, file periodic reports, pay various fees and comply with rules governing quality of service, consumer protection and similar matters. Local regulations require the Company to comply with various building codes, business license, and other requirements. These federal, state and local regulations are discussed in more detail under “Legislative and Regulatory Developments” under this Item 1.

Since 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. In 2005, the NCUC approved a new price regulation plan for the Company. The new plan allows the Company to increase rates annually for basic local exchange services up to 12% and for more competitive services by up to 20% annually. The plan also permits annual, total revenue increases of up to 2.5 times the change in inflation and permits the Company to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the NCUC. The Company believes the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate the changes will have a material impact on its financial results.

On May 11, 2006, the Company executed a franchise agreement with the City of Concord permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that established a statewide franchise scheme. Under the new law, which became effective January 1, 2007, the North Carolina Secretary of State replaces North Carolina counties and cities as the exclusive franchising authority for video services. To obtain a franchise from the Secretary of State, the Company must file a notice designating the areas within which it desires to provide video services. To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide video services over its network by allowing the Company to avoid lengthy franchise procurement processes and uneconomic build-out requirements that were frequently associated with the local government franchise process.

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

The Company agreed to open its traditional service area to competition for local dial tone service in 1997, in exchange for rate rebalancing, pricing flexibility and simplification of rate plans in its price regulation plans. The ILEC is subject to competition from a variety of companies such as competitive local exchange carriers, wireless companies, cable television companies, Internet service providers and VoIP companies. Time Warner Cable has entered the local exchange and high speed Internet markets in the Company’s ILEC territory.

CLEC Services

The Company’s CLEC business was certified by the NCUC in 1997, the South Carolina Public Service Commission in 2000 and the Georgia Public Service Commission (“GPSC”) in 2001. The CLEC entered an interconnection agreement with BellSouth in 1997 and initiated operations during late 1997 northeast of Charlotte, North Carolina along the Interstate 85 corridor, a major north/south connector between Atlanta, Georgia and Washington, D.C. In addition, the CLEC has interconnection agreements with several other incumbent telephone companies, including Verizon Communications, Inc. (“Verizon”), Embarq Corporation (“Embarq”), Windstream Communications (“Windstream”) and Concord Telephone, its ILEC affiliate.

At December 31, 2006, the CLEC business unit was providing competitive local access to customers served by more than 35,000 access lines in select markets in North Carolina. The Company will maintain its focus in 2007 on achieving increased market penetration and higher service margins for the CLEC in the markets where the Company currently provides service. The CLEC accounted for 11%, 11% and 12% of the Company’s operating revenue in 2006, 2005 and 2004, respectively.

The Company’s CLEC business employs the same commercial sales strategy as its ILEC business, using locally based account executives that meet face-to-face with business customers. The efforts are supported with ongoing contract renewal and retention efforts by the Company’s business customer service and support group within its call center operations. The CLEC offers an integrated combination of communications services, including local service, long distance service and enhanced voice services, and Internet and data services. The CLEC uses the same billing platform as the ILEC.

The Company primarily utilizes a facilities-based network in its expansion markets, collocating in certain cases its own remote switching equipment with the incumbent telephone company in key geographic areas and relying on network elements of third party providers to satisfy a significant portion of its remaining network requirements. The local remote switches in each of the Company’s expansion markets are connected using a variety of fiber optic links. The Company typically leases required network and transport elements from the incumbent or alternate carriers to serve customers and to provide a platform for future expansion. The Company continues to evaluate the economics of building its own outside plant network in locations where there exists a significant concentration of customers that are not currently on its network.

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

Regulation.  In general, the CLEC establishes its own rates and charges for local services and is subject to less regulation than the ILEC. However, the CLEC must comply with various state commission rules governing quality of service, consumer protection and similar matters. The FCC has jurisdiction over CLEC interstate services, such as access service. Interstate access rates are now capped at the rates charged by the applicable incumbent local exchange carrier.

Like the ILEC, the Company’s CLEC receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. As previously stated, the FCC, and possibly Congress, is expected to continue to devote resources to the consideration of USF and intercarrier compensation reform in 2007, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the CLEC receives from those sources.

The Company’s CLEC relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has relaxed certain obligations on incumbent local exchange carriers to make elements available at cost-based rates, which increased the cost of some unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company continues to evaluate and take advantage of opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed a new interconnection agreement with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has commercial agreements with the incumbent local exchange carriers that permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at negotiated rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC and Greenfield customers that can be served primarily through the use of its own network or co-located facilities.

Competition.  The Company’s CLEC competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Competition for small to medium sized businesses is intense with knowledgeable customers that demand low cost, highly dependable service. In addition, VoIP and cable telephony are becoming more available to customers and could result in lower revenues throughout the Company’s businesses. Time Warner currently offers cable television, high-speed Internet service, and cable telephone service in much of the Company’s Greenfield and CLEC areas. The Company continues to face competition from other CLECs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers, Internet service providers and long distance providers. In addition, many large businesses have developed internal resources that design and manage their private networks.

Greenfield Services

The Company’s Greenfield business provides comprehensive wireline telecommunications services to commercial and residential developments outside of the ILEC serving area. While most of these developments are located in North Carolina, the Company also provides competitive local access in Georgia. At December 31, 2006, the Company had more than 16,000 access lines in select markets in North Carolina and Georgia. Greenfield accounted for 6%, 6% and 5% of the Company’s operating revenue in 2006, 2005 and 2004, respectively.

The Greenfield business develops relationships with builders and developers to provide integrated telecommunications service in their new developments. The Company enters into telecommunications provider agreements with those developers and builders prior to construction to offer local service, long distance, enhanced voice services, and Internet and data services to businesses and residents in each development. As of December 31, 2006, the Company had 126 projects, which in total represent approximately 55,000 potential marketable access lines available upon completion. The Greenfield business uses the same billing platform as the ILEC.

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

During 2005 the Company began installation of a softswitch that can support advanced data products and enhanced features such as integrated messaging. During 2006, the Company transitioned customers in certain Raleigh Greenfield projects onto the softswitch and is developing plans to expand deployment of this technology.

Regulation.  The Greenfield business is generally regulated in the same manner as the CLEC business. The Greenfield business establishes its own rates and charges for local services and is subject to less extensive regulation than the ILEC. The Greenfield business must comply with various state commission rules governing quality of service, consumer protection and similar matters. In addition, the FCC has jurisdiction over the Greenfield’s interstate services, such as access service. Interstate access rates are now capped at the rates charged by the applicable incumbent local exchange carrier.

Like the ILEC, the Company’s Greenfield business receives “intercarrier compensation” for the use of its facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state and federal laws. The FCC, and possibly Congress, is expected to continue to devote resources to the consideration of USF and intercarrier compensation reform in 2007, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue Greenfield receives from those sources.

The Company’s Greenfield business relies in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. The FCC has relaxed certain unbundling obligations on incumbent local exchange carriers that required those carriers to make some of such elements available at cost-based rates, which increased the cost of some unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and UNE-P. The Company continues to evaluate and take advantage of certain opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed a new interconnection agreement with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has commercial agreements with the incumbent local exchange carriers that will permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at negotiated rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC and Greenfield customers that can be served primarily through the use of the Company’s own network or co-located facilities.

Competition.  The Greenfield business competes primarily with local incumbent telephone companies and, to a lesser extent, with other CLECs. Local telephone companies may compete in Greenfield areas by overbuilding the Company’s network with their own facilities. Cable telephony is a direct competitor in most developments where the Company provides service since cable companies have a network within those developments. Time Warner Cable currently offers cable television, high-speed Internet and cable telephone service in much of the Company’s Greenfield areas. Wireless and Internet providers also compete for the Company’s wireline customers. This increasing competition has resulted in increased customer churn rates from historical levels.

Wireless Services

The Company offers wireless services in Cabarrus, Stanly, Rowan and Iredell counties in North Carolina. The Company sells wireless services and products, including service packages, long distance, features, handsets, and accessories, through six company owned retail outlets and 10 indirect retail outlets in North Carolina. The Company currently has company owned retail stores in Concord, Kannapolis, Statesville, Mooresville, Salisbury and Albemarle. Wireless products and services are also sold through the Company’s ILEC business offices and a direct sales force. At December 31, 2006, the Company served over 49,000 wireless customers. The wireless business accounted for 22%, 21% and 20% of the Company’s operating revenue in 2006, 2005 and 2004, respectively.

In 2001, the Company entered into a Joint Operating Agreement (“JOA”) with Cingular and paid approximately $23 million to Cingular to partition its area of the Cingular digital network. As a result of the partitioning, the Company acquired 47 cell sites, approximately 13,000 additional subscribers and a license for 30 MHz of spectrum in Cabarrus, Rowan, and Stanly counties and the southern portion of Iredell County. Under the JOA, the Company purchases pre-defined services from Cingular, such as switching, and remains subject to certain conditions including technology, branding and service offering requirements. Products and services are co-branded with Cingular. The Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the JOA with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable purchasing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising.

The JOA may at times require the Company to implement technical changes in its network in order to make the network consistent with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes that while appropriate for Cingular’s network, may not provide attractive returns on capital investment for the Company. During 2004 the Company made significant investments to upgrade the data capabilities and service speeds on its wireless network as required by the JOA to comply with Cingular’s data technology strategy. The Company is currently exploring with Cingular the implementation of several new technical standards. The next generation wireless data technology, Universal Mobile Telecommunications System (“UMTS”), a technology that may ultimately support data transfer speeds as high as 14.4 Mbps, is under development and may be deployed beginning in 2008. In addition, the Company has discussed with Cingular the swap-out of certain cell site equipment to comply with Cingular’s plans to migrate North Carolina cell site equipment to another vendor. This project is expected to occur in 2007. The Company continues to discuss the timing of this action with Cingular and is evaluating the projected financial impact to the Company.

During 2006, AT&T announced their intent to acquire BellSouth, a partner in the Cingular partnership. The acquisition was completed prior to December 31, 2006 and the Cingular partnership is now 100% controlled by AT&T. The Company does not expect this transaction to have a material impact on its Wireless business or the JOA.

At December 31, 2006, the Company had 94 cell sites in service and expects to add up to 10 locations during 2007.

Regulation.  The construction, operation, management and transfer of wireless systems in the United States is regulated by the FCC. Wireless carriers are exempt from regulation by the NCUC. Under the Company’s JOA with Cingular, the responsibility for many regulatory issues is assumed by Cingular. The regulation of wireless services is discussed in more detail under “Legislative and Regulatory Developments” in Item 1 of this Annual Report on Form 10-K.

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

The Company has fully complied with enhanced 911 emergency service rules and regulations as required by the FCC.

Competition.  While the wireless telecommunications industry continues to grow, a high degree of competition exists among carriers. Competition will continue to put pressure on pricing and margins. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue rates derived from its customers. Wireless industry competition and high customer penetration rates have caused and will likely continue to cause the Company’s subscriber growth rate to moderate in comparison to historical growth rates. The Company has successfully competed by providing its customers with access to Cingular’s nationwide network, excellent customer care, high quality technology and service and competitive pricing.

Internet and Data Services

In 1995, the Company began providing dial-up Internet access to residential and business customers. Since 1999, the Company has seen a shift in customers away from dial-up access service and into the higher speed DSL access service. In the fourth quarter of 2004, the Company sold the assets related to its web design, hosting and programming services. At December 31, 2006, the Company had over 31,000 Internet customers.

The Company has adopted a strategy based on delivering superior broadband service capabilities to capture and retain the broadband relationship with customers. The Company’s plan involves leveraging that relationship by bundling multiple products and services with attractive value pricing to expand the revenue opportunity with each customer. The Company began implementing this strategy in 2004, and in 2005 completed its initial plan to enhance the broadband capabilities in its ILEC territory. The Company now offers broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a higher rate than offered by the ILEC’s competitors. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s competitive strategy.

Internet Access Service.  The Company offers a variety of dial-up and dedicated solutions that provide access to the Internet. The Company also offers a full range of customer premise equipment required to connect to the Internet. The Company’s access services include:

•	Dedicated Access. The Company offers a broad line of high-speed dedicated access utilizing frame relay and dedicated circuits, which provide business customers with direct access to a range of Internet applications. The Company is also developing product sets such as Metro Ethernet to take advantage of its 10 Gbps Ethernet core network.

•	Fiber Access. In 2006, the Company began deploying aerial fiber in select ILEC locations. The fiber facilities allow the ILEC to deliver enhanced bandwidth services, including voice, video and higher speed data service. The ILEC is currently offering data speeds of up to 15 Mbps to customers served off these fiber facilities.

•	DSL Access. In 1999, the Company began to offer high-speed Internet access service using DSL technology. DSL technology permits high speed digital transmission over the existing copper wiring of regular telephone lines. Broadband services utilizing DSL are available at download speeds from 256 Kbps up to 10 Mbps. DSL services are designed for residential users and small-to-medium sized businesses to provide high quality Internet access at speeds faster than an integrated services digital network (“ISDN”) and at flat-rate prices that are lower than traditional dedicated access charges. The Company’s DSL lines increased from 19,507 at December 31, 2005 to 25,704 at December 31, 2006.

•	Dial-up Access. The Company’s dial-up services provide access to the Internet through ordinary telephone lines at speeds up to 56 Kbps. Dial-up customers declined from 6,522 at December 31, 2005 to 4,717 at December 31, 2006, as customers continue to demand higher speed broadband products.

Account executives sell Internet and data services directly to business customers in the ILEC area as well as in CLEC and Greenfield market areas. A technical support staff is available 24 hours a day, seven days a week. Sales engineers and technicians design, order, configure, install and maintain all of the Company’s equipment to suit the customers’ needs. The Company has a customer care group within its call center operation that is dedicated to Internet and data services customers.

The Company provides Internet and data services primarily through its own network in the ILEC territory. In other areas, the Company may use the network of the incumbent local telephone company. The Company purchases access to the Internet from national Internet backbone providers, which provide OC-3 or greater access at all major national access points.

Regulation.  The FCC has determined that Internet and data services are “information services” and are not subject to regulation in the same manner as telecommunications services. DSL service offered by the Company faces significant competition from cable modem service offered by cable companies. Currently, the Universal Service Administrative Company bills the ILEC a USF charge on its DSL services that is not billed to cable companies for similar services. In October 2005, the FCC adopted an order allowing incumbent local exchange carriers to permissively detariff DSL services provided to Internet Service Providers. In doing so, such carriers will no longer be required to offer its DSL services on a wholesale basis to its competitors, and will no longer be obligated to contribute a percentage of its DSL revenues to the USF unless its information service competitors, such as cable companies offering cable modem services, are also required to make such contributions. The Company is currently evaluating its options under the new rules, but does not expect at this time that any election will have a material impact on the Company’s financial results.

Competition.  The Internet and data services market is extremely competitive, highly fragmented and has grown dramatically in recent years. The market is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. Sources of competition are:

•	access and content providers, such as AOL and Microsoft,

•	local, regional and national Internet service providers, such as EarthLink,

•	the Internet services of regional, national and international telecommunications companies, such as AT&T and Verizon,

•	online services offered by direct broadcast satellite providers,

•	online services offered by incumbent cable providers, such as Time Warner and

•	wireless data services.

Investments

Palmetto MobileNet.  In 1998, the Company combined its cellular telephone investments with Palmetto MobileNet, L.P. (“Palmetto”). On March 15, 2006, Palmetto sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million and received a pre-tax cash distribution from Palmetto of $97.4 million. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million.

Wireless One.  In 1995, the Company participated with Wireless One, Inc., which later became an affiliate of Worldcom, Inc., in forming Wireless One of North Carolina, L.L.C (“WONC”) to develop and launch wireless cable systems in North Carolina. WONC entered into contracts with approximately 45 community colleges, several private schools in North Carolina and the University of North Carolina system to provide wireless cable services and held the majority of the Multichannel Multipoint Distribution Service (“MMDS”), now Broadband Radio Services (“BRS”), and Instructional Television Fixed Service (“ITFS”), now Educational Broadband Service (“EBS”), spectrum rights covering North Carolina. In late 1998, the FCC liberalized the use of these frequencies to include two-way data and telephone service.

In 2001 and 2002, the Company entered into a series of transactions with subsidiaries of Worldcom, Inc. that ultimately resulted in the Company owning 100% of the equity interests in WONC, as well as certain of the BRS, EBS and Wireless Communications Services (“WCS”) spectrum originally held by WONC. In April 2006, the Company sold, pursuant to a previously announced purchase agreement, its BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation for total consideration of $16 million, less costs to sell of $0.4 million. At December 31, 2006, the Company still held the WCS spectrum assets.

Other Investments.  At December 31, 2006, the Company’s other investments consisted of ownership interests in several private and public companies and partnerships including the following: Magnolia Holding Company, LLC. (“Magnolia”), InComm, and an interest in the voting stock of Lexcom, Inc., a rural telecommunications provider in Lexington, North Carolina. InComm began serving the telecommunications and retail distribution markets in 1992 and provides prepaid technologies and solutions.

The primary asset of Magnolia was Knology, a public company that provides voice, video and data services to residential and business customers. In August 2003, the Company received a distribution from Magnolia of shares of Knology preferred stock, which was later converted to common stock prior to Knology going public. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia.

From time to time the Company may invest in other public and private securities. The Company regularly evaluates the investments in its portfolio and makes changes as it deems appropriate.

Legislative and Regulatory Developments

Legislative.  Various pieces of state and federal legislation may, from time to time, have potential consequences on the Company’s operations. During 2006, the State of North Carolina passed legislation that established a statewide franchise scheme. Under the new law, which became effective January 1, 2007, the North Carolina Secretary of State replaced North Carolina counties and cities as the exclusive franchising authority for video services. The Company believes that the new law will significantly aid its efforts to provide video services over its network by allowing the Company to avoid lengthy franchise procurement processes and uneconomic build-out requirements that frequently are a part of the local government franchise process. Although no other legislation was passed that materially impacts the Company’s business, the telecommunications industry continues to receive significant focus from lawmakers and state or federal legislation that may be introduced in 2007 that could significantly impact the Company. At the federal level, the Company closely monitors and provides input into such legislation through its participation in national organizations such as the United States Telecom Association.

Federal Regulations.  Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to the Company’s business model. The FCC regulates interstate and international telecommunications services, which includes using local telephone facilities to originate and terminate interstate and international calls.

The FCC has the task of reforming the federal universal service program to ensure funding is adequate and disbursements are proper. The program has been and will likely continue to be scrutinized by legislators, regulators and service providers due to the growth in the demands on the fund and changes in the telecommunications industry. The Company’s ILEC derives a material portion of its revenue from USF mechanisms administered by NECA. NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of December 31, 2006, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received ICLS funds.

The Company’s ILEC, CLEC and Greenfield businesses also receive a material portion of the Company’s revenues in the form of “intercarrier compensation” paid for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges.

The FCC, and possibly Congress, is expected to continue to devote resources to the consideration of intercarrier compensation reform in 2007, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the ILEC receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform. The text of the FCC’s notice was released on March 3, 2005. On July 24, 2006, the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed a proposed reform plan with the FCC. This proposal, commonly called the Missoula Plan, proposed to eliminate distinctions between traffic types for a majority of the lines in the U.S., establish default interconnection architecture, increase subscriber line charges, and replace lost revenue with direct payments from the USF or a similar fund. The FCC has asked for comments to be filed in October 2006 and reply comments to be filed in February 2007. The Company is generally supportive of the Missoula Plan in its current form and is currently participating in industry associations that are working to further evaluate the proposal, develop recommended modifications and file comments with the FCC.

The FCC is also considering the appropriate regulatory treatment of VoIP services. Despite providing voice services similar to those offered by the Company, VoIP providers have to date avoided many regulatory requirements that currently apply to the Company in the provision of those services. This disparate regulatory treatment provides VoIP providers with a competitive advantage. On November 12, 2004, the FCC ruled that Internet-based service provided by Vonage should be subject to federal rather than state jurisdiction, a decision which has been appealed by several state commissions. On February 12, 2004, the FCC announced a rulemaking to examine whether certain regulatory requirements, such as 911 services, universal service, disability access and access charges, should be applicable to VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. On June 3, 2005, the FCC released an order requiring VoIP providers to provide 911 service to their customers in the fourth quarter of 2005. This requirement was partially stayed on October 24, 2005, and is still pending judicial review.

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

State and Local Regulation.  The Company is regulated by the NCUC and the GPSC because it provides intrastate telephone services within North Carolina and Georgia. As a result, the Company must comply with North Carolina pricing regulations and North Carolina and Georgia reporting and fee requirements, service quality rules, consumer protection rules and other regulatory obligations. The rules and regulations are designed primarily to promote the public’s interest in receiving quality telephone service at reasonable prices. The Company’s networks are subject to numerous local regulations such as requirements for franchises, building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis.

Since September 1997, the ILEC’s rates for local exchange services in North Carolina have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. In 2005, the NCUC approved a new price regulation plan for the Company that will permit the Company to more effectively address competition in its ILEC market. The approved modifications allow the Company to increase rates annually for basic local exchange services up to 12% and for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the NCUC. No financial penalties were imposed in 2006.

Employees

At December 31, 2006, the Company had 621 employees. None of the Company’s employees is represented by a labor union, and the Company considers relations with its employees to be good.

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

Michael R. Coltrane, age 60, has been President, Chief Executive Officer and a director since 1988. In 2001, he succeeded L.D. Coltrane, III as Chairman of the Board. Mr. Coltrane is a director of Northeast Medical Center and serves as a director of First Charter Bank and Vice Chairman of its parent company, First Charter Corporation. Mr. Coltrane has been a director of the United States Telecom Association since 1991 and served as its Chairman from October 2000 to October 2001.

Matthew J. Dowd, age 44, has been a Senior Vice President since May 2002 and has primary responsibility for sales and marketing and customer service. From May 2001 until December 2003, Mr. Dowd served as Chief Executive Officer of Wavetel, L.L.C., a wholly owned subsidiary of the Company.

James E. Hausman, age 50, has been Senior Vice President, Chief Financial Officer and Treasurer since May 2002. From 2000 to 2002, he served as Chief Financial Officer for three emerging telecommunications companies: American Lightwave Communications, Inc., Crescent Communications, Inc. and Prepaid Telecom Corporation. Since January 2003, Mr. Hausman has served on the Board of Directors of Avid Exchange, Inc.

Michael R. Nash, age 55, has been a Senior Vice President since December 1998 and has primary responsibility for network technology and network operations.

David H. Armistead, age 35, has been General Counsel and Corporate Secretary since January 2004. From 1997 to January 2004, he served first as an associate and then as partner in the law firm of Troutman Sanders, LLP.

Ronald A. Marino, age 43, has been Vice President of Finance and Chief Accounting Officer since November 2002. From August 2001 to November 2002, he was Chief Financial Officer of Wavetel, L.L.C., a wholly owned subsidiary of the Company.

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

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in the Company’s securities. The risks described below may not be the only risks the Company faces. Additional risks that the Company does not yet perceive or that the Company currently believes are immaterial may also adversely affect the Company’s business and the trading price of the Company’s securities.

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

The trend toward business combinations and strategic alliances within the telecommunications industry could further increase competition. In addition, the development of new technologies could increase competition. One of the primary purposes of the Telecommunications Act of 1996 (“Telecommunications Act”) is to promote competition, particularly in the local telephone market. Since the enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to compete in many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. This expansion may eventually result in more participants than can ultimately be successful in a given market.

The Company expects that increased competition will result in more competitive pricing. Some of the companies with whom the Company competes are, or are affiliated with, major telecommunications and cable television companies. Companies that have the resources to sustain losses for some time have an advantage over those companies without access to these resources. The Company cannot assure that it will be able to achieve or maintain adequate market share or compete effectively in any of its markets. Any of these factors could materially adversely affect the Company’s business and the price of its Common Stock.

Some of the Company’s current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than the Company’s. These competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and selling of their products and services. In addition, the greater brand name recognition of some competitors requires the Company to price services at lower levels in order to win business. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

The Company’s success depends in part upon its ability to grow and develop its business.

The Company’s future success depends, in part, upon the ability to manage growth, including the ability to build network and related facilities to serve new customers, integrate operations to take advantage of new capabilities and systems, effectively manage the demands of day to day operations in new areas while attempting to execute the Company’s business strategy, and realize the projected growth and revenue targets developed by Company management. The Company’s ability to continue to grow and develop its business will depend, among other things, on whether the Company can successfully do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

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

The Company may be required to make certain future expenditures under contractual agreements with third parties.

The JOA that the Company has entered into with Cingular may at times require the Company to implement technical changes in its Wireless network to comply with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes in its Wireless network that while appropriate for Cingular’s network, may not provide attractive returns on capital investment for the Company.

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

The Company’s Common Stock has traded on The NASDAQ National Market since January 29, 1999. Since that time, the trading market for its Common Stock has generally been characterized by limited liquidity, low volume and price volatility.

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

The Company also purchases investments in companies that are not publicly traded. The Company generally carries these investments at its cost of investment. The success or failure of these companies and the resultant effect on the Company’s carrying value for these investments in unconsolidated companies may have a material adverse impact on the Company’s financial results.

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

Over the past few years, the laws, regulations and standards associated with corporate governance and public disclosure have dramatically changed. The Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and NASDAQ National Market rules are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Consequently, the Company could face uncertainty regarding compliance matters and substantially higher compliance costs. The Company will invest in resources to comply with evolving laws, regulations and standards, which will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Equipment failure and disasters may adversely affect the Company’s operations.

Terrorism, a major equipment failure, severe weather, a natural disaster or other breach of network or IT security that affects the Company’s telephone and data network, third-party owned local and long distance networks on which the Company relies, the Company’s cell sites or other equipment or the networks of other providers on which the Company’s wireless customers roam could have a material adverse effect on the Company’s operations. The Company’s inability to operate its telephone and data systems, even for a limited time period, may result in a loss of customers or impair its ability to attract new customers, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Termination or impairment of the Company’s relationship with a small number of key suppliers or vendors could adversely affect its revenues and results of operations. The Company has developed relationships with a small number of key vendors, but does not have operational or financial control over those vendors and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these companies were unable to honor, or otherwise failed to honor their obligations to the Company, or terminated their relationship with the Company, then the Company could experience business disruptions and adverse effects on the results of its operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s properties consist of land, buildings, central office equipment, exchange and toll switches, data transmission equipment, underground conduits and cable, aerial cable, poles, wires, wireless cell site equipment, and other equipment.

The Company owns approximately 16 acres of land on Copperfield Boulevard in Concord, North Carolina. The Company’s principal executive offices are in its Corporate Center located on this property, and consist of a four-story, 118,000 square foot building that was completed in March 2002, and an additional building totaling approximately 25,000 square feet that was completed in 1998.

The Company also owns a building on Cabarrus Avenue East in Concord, which serves as a business office, switching and Information Technology operations center. This building has approximately 53,000 square feet of floor space. In addition to the Cabarrus Avenue facility, the Company maintains business offices and switching equipment in Kannapolis, China Grove, and Albemarle, North Carolina. The Company owns a 12,300 square foot warehouse located in Concord and a one-third interest in 22.4 acres of undeveloped property located on Weddington Road Extension and Speedway Boulevard in the King’s Grant Development of Concord. The undeveloped property is currently held for sale. The Company also owns many small properties, typically less than one acre each, where the company has constructed certain remote switching or other service equipment.

In connection with its wireless operations, the Company leases six retail outlets in Concord, Kannapolis, Mooresville, Statesville, Albemarle and Salisbury, North Carolina. The Company also leases office space in Charlotte, Greensboro, Hickory and Raleigh, North Carolina. These leases are not material to the Company’s operations or financial condition.

The Company had 159 motor vehicles in its operations at December 31, 2006, all but one of which are owned.

Item 3.	Legal Proceedings

The Company is not currently party to any litigation that would have a material effect on its financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

The Company’s Common Stock trades on The NASDAQ National Market under the symbol “CTCI”.

The following table shows the high and low closing sales prices per share of the Company’s Common Stock as reported on The NASDAQ National Market for the periods indicated:

			Per Share
			Dividend
	High	Low	Declared

Year ended December 31, 2006
Fourth quarter	$24.07	$20.08	$0.12
Third quarter	26.56	21.22	0.10
Second quarter	22.87	12.91	0.10
First quarter	14.08	12.42	0.10
Year ended December 31, 2005
Fourth quarter	$13.02	$10.40	$0.10
Third quarter	13.76	10.67	0.10
Second quarter	13.44	10.23	0.10
First quarter	12.36	10.05	0.07

Dividends are paid only as and when declared by the Company’s Board of Directors, in its sole discretion, based on the Company’s financial condition, results of operations, market conditions and such other factors as it may deem appropriate.

The number of shareholders of record of the Company’s Common Stock as of February 28, 2007, was 1,487. This number does not include beneficial owners of Common Stock whose shares are held in the name of various dealers, depositories, banks, brokers or other fiduciaries.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s Common Stock with a peer group consisting of six regional telecommunications companies (“RLEC Index”) and the Russell 2000 Index, a broad equity market index. The companies in the RLEC Index are Alaska Communications Systems Group Inc. (ALSK), Commonwealth Telephone Enterprises, Inc. (CTCO), D&E Communications, Inc. (DECC), Hickory Tech Corp. (HTCO), North Pittsburgh Systems Inc. (NPSI) and SureWest Communications Inc. (SURW).

Each line graph assumes the investment of $100 on December 31, 2001 and the reinvestment of dividends.

Comparison of the Return of the Company’s Common Stock

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
CTCI	$100	$69	$82	$75	$75	$141
RLEC Index	$100	$59	$81	$91	$77	$100
Russell 2000	$100	$78	$114	$133	$138	$161

The foregoing graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2006.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	Years Ended December 31,
	2006	2005	2004	2003	2002

Income Statement Data:
Operating revenue	$176,871	$171,665	$163,680	$160,961	$147,975
Operating expense	152,610	149,701	140,126	139,636	128,927

Operating income	24,261	21,964	23,554	21,325	19,048
Other income(1)	92,038	1,893	594	13,911	3,325
Income taxes	44,638	9,308	9,445	13,526	8,808

Income from continuing operations	71,661	14,549	14,703	21,710	13,565
Discontinued operations	—	—	—	(424)	(5,657)

Net income	71,661	14,549	14,703	21,286	7,908
Dividends on preferred stock	3	10	20	20	20

Earnings for common stock	$71,658	$14,539	$14,683	$21,266	$7,888

Basic weighted average common shares outstanding	19,432	18,785	18,867	18,747	18,710
Diluted weighted average common shares outstanding	19,818	18,947	19,007	18,808	18,746
Per share data:
Basic earnings per share	$3.69	$0.77	$0.78	$1.13	$0.42
Diluted earnings per share	3.62	0.77	0.77	1.13	0.42
Dividends per share	0.42	0.37	0.265	0.26	0.26
Balance Sheet Data:
Book value per share	$13.94	$10.35	$9.97	$9.45	$8.53
Total assets	387,358	321,420	329,864	322,685	337,868
Long-term debt (excluding current maturities)	35,000	40,000	65,000	80,000	127,697
Shareholders’ equity	279,378	195,880	188,228	177,394	159,341

(1)	Other income in 2006 includes equity in income of unconsolidated companies of $89.2 million resulting from Palmetto’s sale of its ownership interests in 10 RSAs to Alltel Corporation for approximately $455 million. Other income in 2003 includes a $15.2 million gain related to the sale of the Company’s investment in ITC Holding Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Time Warner Cable launched cable telephone service in the Company’s incumbent local exchange carrier (“ILEC”) territory in July 2006. The Company has taken, and will continue to take, several steps to position it to address competition from cable telephone services and to better position the Company in the markets in which it operates. Prior to the introduction of cable telephone service, and throughout the second half of 2006, the Company continued its aggressive marketing campaigns and product developments designed to further position the Company as a leading broadband provider in the marketplace. The Company has adopted a strategy based on delivering superior broadband service capabilities to capture and retain the broadband relationship with customers. The Company’s plan involves leveraging that relationship by bundling multiple products and services with attractive value pricing to expand the revenue opportunity with each customer.

The Company began implementing this strategy in 2004, and in 2005 completed its initial plan to enhance the broadband capabilities in its ILEC territory. The Company now offers broadband speeds of up to 10 Mbps throughout much of its ILEC service area, a higher rate than offered by the ILEC’s competitors. Broadband customer growth has continued to accelerate in the ILEC with the availability of higher bandwidth services. During 2006, the Company added 6,197 digital line subscriber (“DSL”) customers to end the year with 25,704, a 31.8% increase from December 31, 2005. DSL penetration was 20.9% of ILEC lines and 20.8% of Greenfield lines at December 31, 2006. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s competitive strategy.

The Company has also been working to develop the next evolution of its network architecture and the services that will be delivered over its network. The plan will define the voice, data, video and entertainment products and services to be delivered to the Company’s customers, as well as the network design and bandwidth necessary to provide those products and services. On May 11, 2006, the Company executed a franchise agreement with the City of Concord, the largest city in the Company’s ILEC territory, permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that will significantly aid the Company in its efforts to provide video services by allowing the Company to avoid lengthy video franchise procurement processes and uneconomic build-out requirements. The Company is making final preparations for the launch of a video trial to select customers in the ILEC service territory during the first quarter of 2007. The video service offered to customers participating in this trial will include a fully competitive channel line-up, including high definition programming and digital video recorder (“DVR”) capabilities. The trial participants will have video, data and voice services delivered through fiber optic facilities, which are part of the aerial fiber initiative capable of serving approximately 9,000 homes in the ILEC service territory at December 31, 2006. Initial broadband service download speeds for customers in this trial will be up to 15 Mbps.

A majority of the Company’s ILEC customers can be served with aerial fiber optic facilities that can be deployed at a lower capital cost than buried fiber facilities. In addition, the Company has begun placing fiber to the home in select new developments. The Company increased capital spending in 2006 to fund these network initiatives and will likely spend at elevated levels in 2007 from recent historical rates, which have approximated on average 15% of revenue. The Company is developing plans to transition from a circuit switched network technology to an IP-based technology capable of delivering the Company’s wireline products and services. After complete transition, the Company believes an IP network design will result in expanded service capabilities that can be delivered at lower costs.

On March 15, 2006, Palmetto MobileNet, L.P. (“Palmetto”) sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million and recorded a gain of $0.8 million as a result of this transaction.

The Company ended 2006 with approximately $101 million in cash and short-term investments and believes its product and network plan can be funded without significantly affecting its liquidity and balance sheet capacity. On October 26, 2006, the Company announced a 20% increase in its quarterly dividend on common stock to $0.12 per share from $0.10 per share.

During 2006, operating revenue increased 3.0% to $176.9 million, while operating income increased 10.5% to $24.3 million compared to 2005. Wireless operating revenue increased 5.0% from 2005 to $38.3 million with a 6.5% increase in net customers. The Company’s ILEC continued to experience a loss of access lines due to competition from both wireline and wireless service providers. The competitive Greenfield and CLEC wireline businesses experienced access line growth of 11.3% and 9.4%, respectively. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as the Company leverages existing transport infrastructure to support new customers.

Net income for the Company was $71.7 million in 2006, $14.5 million in 2005, and $14.7 million in 2004. Diluted earnings per share were $3.62, $0.77, and $0.77 in 2006, 2005 and 2004, respectively.

Industry and Operating Trends

The telecommunications industry is highly competitive and characterized by high capital investment in technology and regulatory uncertainty. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.

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

Time Warner Cable offers cable television, cable telephone and Internet service in most of the Company’s ILEC and Greenfield service territories. Cable telephone service, which was introduced in July 2006 in the ILEC service area, will likely result, at least in the near term, in a loss of access lines and associated customer revenue, including long distance and access revenue and a reduction in Internet customer growth. Wireless substitution is also a trend that is impacting the ILEC business as well as the Company’s long distance revenue. Some customers are choosing to substitute their landline service with wireless service. The Company believes this has contributed to the access line decrease in the ILEC over the past several years, although the Company’s Wireless business has likely benefited from such substitution.

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

In 2001, the Company entered into a Joint Operating Agreement (“JOA”) with Cingular Wireless (“Cingular”). Under the JOA, the Company purchases pre-defined services from Cingular, such as switching, and remains subject to certain conditions including technology, branding and service offering requirements. Products and services are co-branded with Cingular. The Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the JOA with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable purchasing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising.

The JOA may at times require the Company to implement technical changes in its network in order to make the network consistent with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes that while appropriate for Cingular’s network, may not provide attractive returns on capital investment for the Company. The Company is currently exploring with Cingular the implementation of several new technical standards. The next generation wireless data technology, Universal Mobile Telecommunications System (“UMTS”), a technology that may ultimately support data transfer speeds as high as 14.4 Mbps, is under development and may be deployed beginning in 2008. In addition, the Company has discussed with Cingular the swap-out of certain cell site equipment to comply with Cingular’s plans to migrate North Carolina cell site equipment to another vendor. This project is expected to occur in 2007. The Company continues to discuss the timing of this action with Cingular and is evaluating the projected financial impact to the Company.

Although the wireless telecommunications industry continues to grow, a high degree of competition exists among carriers. This competition will continue to put pressure on pricing and margins as carriers compete for customers. Future carrier revenue growth is highly dependent upon the number of net customer additions a carrier can achieve and the average revenue rates derived from its customers. Wireless industry competition and high customer penetration rates have caused and will likely continue to cause the Company’s subscriber growth rate to moderate in comparison to historical growth rates.

Regulatory requirements have grown in certain areas of the Company’s business and have added complexity and expense to its business model. The Company’s telecommunications services are regulated by the FCC at the federal level, and state utility commissions, principally the North Carolina Utilities Commission (“NCUC”).

The Company’s ILEC derives a material portion of its revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”). NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. As of December 31, 2006, the Company’s ILEC participated in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The ICLS support mechanism was implemented in July 2002. As of July 2004, long-term support became part of the ICLS support mechanism.

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

The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the demands on the fund and changes in the telecommunications industry.

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

The FCC, and possibly Congress, is expected to continue to devote resources to the consideration of USF and intercarrier compensation reform in 2007 and future years, and it is possible that action taken by those governmental entities would result in a reduction in the amount of revenue the ILEC receives from those sources. On February 10, 2005, the FCC announced adoption of a Further Notice of Proposed Rule Making for Intercarrier Compensation Reform. The text of the FCC’s notice was released on March 3, 2005. On July 24, 2006, the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed a proposed reform plan with the FCC. This proposal, commonly called the Missoula Plan, proposed to eliminate distinctions between traffic types for a majority of the lines in the U.S., establish default interconnection architecture, increase subscriber line charges, and replace lost revenue with direct payments from the USF or a similar fund. The FCC has asked for comments to be filed in October 2006 and reply comments to be filed in February 2007. The Company is generally supportive of the Missoula Plan in its current form and is currently participating in industry associations that are working to further evaluate the proposal, develop recommended modifications and file comments with the FCC.

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

Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. In 2005, the NCUC approved a new price regulation plan that allows the Company to increase rates annually for basic local exchange services up to 12% and for more competitive services by up to 20% annually. The Company’s new price regulation plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. In exchange for this increased flexibility, the Company agreed to certain financial penalties if it fails to meet service quality standards established by the NCUC.

The Company believes the new plan will permit it to more effectively address increasing competition in its ILEC market, but otherwise does not anticipate the changes will have a material impact on its financial results.

On May 11, 2006, the Company executed a franchise agreement with the City of Concord permitting the Company to offer video services within the city. In July 2006, the State of North Carolina passed legislation that established a statewide franchise scheme. Under the new law, which is effective January 1, 2007, the North Carolina

Secretary of State replaces North Carolina counties and cities as the exclusive franchising authority for video services. To obtain a franchise from the Secretary of State, the Company must file a notice designating the areas within which it desires to provide video services. To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide video services over its network by allowing the Company to avoid lengthy franchise procurement processes with various local governments and uneconomic build-out requirements that frequently are present in local government franchise agreements.

The Company’s CLEC and Greenfield rely in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. FCC rules changes over the past several years have resulted in increases in the cost of some of the unbundled network elements currently leased by the Company from incumbent local exchange carriers, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company continues to evaluate and take advantage of certain opportunities to use alternative transport elements to minimize cost increases relating to the Company’s use of high capacity transport elements. The Company has executed a new interconnection agreement with BellSouth to implement FCC and subsequent NCUC decisions stemming from the FCC proceeding with respect to those elements that remain subject to the federal interconnection rules. The Company also has executed commercial agreements with the incumbent local exchange carriers that will permit the Company to maintain and lease additional UNE-P lines from the applicable incumbent at negotiated rates. In addition, the Company continues to pursue opportunities to expand its network facilities to bring currently leased elements on to the Company’s network in order to lower expenses and improve service levels. The Company is also targeting new CLEC and Greenfield customers that can be served primarily through the use of the Company’s own network or co-located facilities.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continuously evaluates its estimates, including those related to revenue recognition, intangible assets, long-lived assets, investments, income taxes, pensions and postretirement benefits, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Consolidated Financial Statements included herein describes the Company’s significant accounting policies.

  Revenue recognition

Revenues are recognized and presented net of sales taxes when services are provided regardless of the period in which they are billed. Unbilled and deferred revenue is recognized based on the Company’s billing cycle dates. The Company’s service revenue is billed throughout the month according to the bill cycle in which a particular customer is placed. As a result of bill-cycle cut-off dates, the Company is required to make estimates for service revenue earned but not yet billed as well as advance billings at the end of each month.

The Company publishes, prints, sells advertising in and performs related services concerning alphabetical and classified telephone directories and electronic product offerings. The Company recognizes revenues and related expenses over the life of the related print directory, which is 12 months.

Revenues from sales of telephone equipment are recognized upon delivery to the customer for direct-sales of equipment while revenues from sales-type leases are recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized using the effective interest method. Installation fees associated with sales of products or services to end-users are deferred and the related costs are capitalized and amortized over the estimated life of the customer in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”.

The Company participates in a revenue pooling arrangement with other local exchange carriers administered by NECA. Revenue earned through this pooling arrangement is recorded based on the Company’s cost estimates and revised as these costs and related settlements are finalized.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company will recognize revenue in the period that it is able to estimate and is assured of the collection of these claims.

Wireless revenues are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on the provisions of EITF No. 00-21, the Company divides these arrangements into separate units of accounting, including the wireless service and handset. Consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Consideration received for the wireless service is recognized as service revenues when earned. Any non-refundable, up-front activation fee charged to the subscriber is allocated to the handset and to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset is recognized as revenue when the handset is delivered and accepted by the subscriber.

Goodwill and intangible assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and accordingly, the Company no longer amortizes goodwill and other intangible assets. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill on an annual basis or whenever events or changes in circumstances indicate carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, changes in technology, a significant decline in the Company’s stock price for a sustained period or a reduction of the Company’s market capitalization relative to net book value. The Company’s net goodwill and other intangible assets totaled $29.9 million at December 31, 2006 and $45.5 million (including the carrying value of $15.6 million for Wireless spectrum held-for-sale) at December 31, 2005. The Company performs its impairment reviews annually as of December 31. The Company recorded an impairment charge of $0.2 million for the Wireless spectrum held-for-sale during the fourth quarter of 2005. No impairment charges were required at December 31, 2006 and 2004.

Long-lived assets

The Company periodically evaluates the estimated useful lives of its property and equipment in computing depreciation expense. Consideration is given to the Company’s plans for utilization of technological advances and existing facilities.

The Company capitalizes the cost of labor associated with individuals working on capital projects as part of the total cost of assets constructed. The Company performs time studies on at least an annual basis to determine the percentages of labor costs to be capitalized.

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”. The Company uses its weighted-average interest rate on outstanding borrowings during the reporting period to calculate the amount of interest to capitalize.

The Company capitalizes certain costs associated with developing or obtaining internal use software in accordance with the Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. The capitalized costs are included in the Company’s property and equipment in the consolidated balance sheets and are amortized on a straight-line basis over a period not to exceed seven years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

Investments

The Company holds certain investments and investment securities that it evaluates to determine whether unrealized losses are other than temporary. The Company performs this evaluation quarterly by comparing market price of the investments and securities to the current recorded value. Based on this evaluation and consideration of other factors, the Company determines the classification of unrealized losses and records charges to adjust the carrying value of these investments. The Company also holds certain other investments and investments in unconsolidated companies that it evaluates to determine if the investment is impaired. Certain investments are holdings in private companies where limited information is readily available. The Company utilizes all available information in the determination of fair market value, including historical and projected information provided by the investee and on management’s estimates. If it is determined that the fair market value of the investment is less than the current recorded value and it is deemed to be other-than-temporary, the Company records charges to adjust the carrying value of these investments.

Accounting for income taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that it is more likely than not that all or a portion of deferred tax assets will not be realized, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or records an increase or decrease in this allowance in a period, it recognizes a related increase or decrease in expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Net deferred tax liabilities at December 31, 2006 and 2005 were $22.0 and $25.5 million, respectively. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recognized a valuation allowance of $1.9 million and $2.7 million at December 31, 2006 and 2005, respectively, related to state deferred tax assets.

The Company prepares and files tax returns based on interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the

Company’s tax provision for financial reporting purposes, the Company establishes a reserve for those uncertain tax positions where it determines it is not probable that a benefit taken on the tax return will be sustained. There is considerable judgment involved in determining whether positions taken on the tax return are probable of being sustained. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision of any given year may include adjustments to prior year income tax accruals if appropriate. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position.

Pension and postretirement benefits

The Company used a discount rate of 6.0% in valuing its pension and postretirement benefit obligations at December 31, 2006. In addition, the Company has assumed an 8.0% long-term expected return on assets. The pension benefit obligation decreased to approximately $52.3 million with plan assets at December 31, 2006 valued at $49.6 million. This compares to a benefit obligation of $52.8 million and a discount rate of 5.75% at December 31, 2005, with plan assets valued at $46.0 million. The Company is not required to make a cash contribution to its pension plan in 2007.

The postretirement benefit obligation related to the Company’s unfunded health care plan that provides postretirement medical benefits and life insurance coverage to certain employees was $8.2 million at December 31, 2006. The Company accounts for its postretirement benefit plans under SFAS No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pensions”. At December 31, 2006 the transition liability was fully amortized.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of Statements No. 87, 88, 106 and 132(R). The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. SFAS No. 158 required the Company to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and unrecognized prior service costs, which were previously netted against the plan’s funded status in the Company’s statement of financial position. The adoption of SFAS No. 158 resulted in a debit to the pension liability of $4.8 million, a debit to the postretirement liability of $1.8 million, a credit to other comprehensive income of $4.0 million and a credit to deferred tax liability of $2.6 million.

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

On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation for $455 million. The Company recognized equity in income of $89.2 million, representing its portion of the gain on sale of these assets, through the equity income of its investment in Palmetto. In August 2006, the Company sold its remaining investment in Palmetto for approximately $4.2 million and recorded a gain of $0.8 million related to this transaction.

The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and customers)

	2006	2005	2004	2006-2005 Change		2005-2004 Change

Operating revenue
Customer recurring	$112,834	$109,015	$107,297	$3,819	3.5%	$1,718	1.6%
Universal service	5,537	4,708	3,521	829	17.6%	1,187	33.7%
Access & interconnection	27,728	27,484	25,059	244	0.9%	2,425	9.7%
Wireless roaming/settlement	12,416	11,984	9,622	432	3.6%	2,362	24.5%
Other	18,356	18,474	18,181	(118)	(0.6)%	293	1.6%

Total operating revenue	176,871	171,665	163,680	5,206	3.0%	7,985	4.9%

Operating expense
Cost of service	59,850	60,875	54,490	(1,024)	(1.7)%	6,384	11.7%
Selling, general & administrative	60,813	56,943	54,866	3,869	6.8%	2,078	3.8%
Depreciation	31,947	31,883	30,770	64	0.2%	1,113	3.6%

Total operating expense	152,610	149,701	140,126	2,909	1.9%	9,575	6.8%

Operating income	24,261	21,964	23,554	2,297	10.5%	(1,590)	(6.8)%

Other income	92,038	1,893	594	90,145		1,299

Income before taxes	116,299	23,857	24,148	92,442		(291)
Income taxes	44,638	9,308	9,445	35,330		(137)

Net income	$71,661	$14,549	$14,703	$57,112		$(154)

Capital expenditures	$42,034	$27,094	$27,197	$14,940	55.1%	$(103)	(0.4)%
Total assets	387,358	321,420	329,864	65,938	20.5%	(8,444)	(2.6)%

Wired access lines	158,654	157,592	157,609	1,062	0.7%	(17)	(0.0)%
Wireless subscribers	49,157	46,138	43,213	3,019	6.5%	2,925	6.8%
Internet and data customers	31,256	26,722	23,534	4,534	17.0%	3,188	13.5%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 increased 3.0% to $176.9 million compared to 2005. The increase in revenue was primarily attributable to a $3.8 million increase in customer recurring revenue that was driven by strong customer growth in the Company’s Internet, Greenfield and Wireless business units. DSL customers increased 31.8%, Greenfield access lines increased 11.3% and Wireless subscribers increased 6.5% from the end of 2005. In addition to the increase in customer recurring revenue, universal service revenue increased $0.8 million, Wireless roaming and settlement revenue increased $0.4 million and access and interconnection revenue increased $0.2 million. During 2006, the settlement rate associated with Cingular customers using the Company’s network was lowered and substantially offset the higher minutes of network usage. No similar rate reduction occurred in 2005.

Operating expense for the year ended December 31, 2006 increased 1.9% to $152.6 million compared to 2005. The increase in operating expense was attributable to a $3.9 million increase in administrative expense, partially offset by a $1.0 million decrease in cost of service. The increase in administrative expense was largely due to a $1.9 million increase in personnel expense and a $1.6 million increase in selling expense. The $1.9 million increase in personnel expense was due to $1.2 million in charges for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, an increase in benefit costs and to changes made during 2005 to certain incentive programs for stock based compensation. The increase in selling expense was driven by an increase of $1.0 million in marketing expense related to advertising and promotional efforts, as well as proactive retention programs related to the introduction of cable telephone competition in the Company’s ILEC service territory. The decrease in cost of service was mainly due to a $1.7 million decrease in personnel expense largely attributable to the capitalization of personnel costs related to the Company’s video initiative, which was partially offset by a $0.6 million increase in Wireless handset and accessory expense. The increase in handset and accessory expense was driven by the Company’s successful contract renewal efforts and customer preferences for more feature-rich phones.

Operating income for the year ended December 31, 2006 was $24.3 million, or a 13.7% operating margin, compared to $22.0 million, or a 12.8% operating margin for the year ended December 31, 2005.

Other income for the year ended December 31, 2006 was $92.0 million compared to $1.9 million for 2005. During the first quarter of 2006, Palmetto sold its ownership interests in ten cellular RSAs to Alltel Corporation for $455 million. The Company recognized equity in income of $89.2 million, representing its portion of the gain on sale of these assets, through the equity income of its investment in Palmetto. In addition, the Company recognized a $0.8 million gain related to the sale of the Company’s remaining investment in Palmetto in August 2006.

Income tax expense increased to $44.6 million primarily as a result of the Palmetto transaction, for an effective tax rate of 38.4% for the year ended December 31, 2006, compared to $9.3 million, for an effective tax rate of 39.0%, for the year ended December 31, 2005. Generally, the effective rate will be lower than prior periods primarily due to the Company’s significant investments in federal and state tax-exempt auction-rate securities.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative effect adjustment and how and when it arose. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.

The Company had not previously recorded deferred revenue for certain ILEC, Internet and Wireless customer accounts. Also, the Company previously did not record unbilled revenue for certain ILEC end-user accounts. The Company previously quantified these errors under the roll-over method and concluded they were immaterial individually and in the aggregate. The Company adopted SAB No. 108 on December 31, 2006 and recorded these adjustments using the cumulative effect transition method. As a result, the Company increased deferred revenue by $2.3 million, decreased beginning retained earnings by $1.3 million, increased deferred tax assets by $0.9 million and increased accounts receivable by $0.1 million as of January 1, 2006.

In addition, the Company has historically reserved a state deferred tax asset in prior years despite the existence of deferred tax liabilities that will reverse prior to the expiration of the deferred tax asset. The Company has determined that it would have been appropriate to reduce the related valuation allowance by the $21.3 million of net future taxable temporary differences that will turn prior to the expiration of the net economic loss income tax carryforwards, resulting in a cumulative tax benefit of approximately $1.0 million at December 31, 2005. The Company previously quantified these misstatements under the roll-over method and concluded they were immaterial individually and in the aggregate. The Company adopted SAB No. 108 on December 31, 2006 and recorded these adjustments using the cumulative effect transition method. As a result, the Company increased its deferred tax asset and retained earnings by $1.0 million as of January 1, 2006. See Note 1 to the consolidated financial statements for further discussion regarding the adoption of SAB No. 108.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective transition method, with no material impact on its consolidated financial statements. The Company was required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet. This amount was eliminated against the Company’s common stock account on January 1, 2006. The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock.

On August 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each stock option that was unvested as of such date. The Company recognized compensation cost of $0.2 million during the third quarter of 2005 related to the acceleration of the vesting of stock options. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company believes, based on its consideration of potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its shareholders. In addition, beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants. See Note 2 of the “Notes to Consolidated Financial Statements” for a discussion of the Company’s stock compensation plans.

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

Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation”. Under this method, no compensation expense was recognized for issuances of stock pursuant to the employee stock purchase plan, or for stock option grants, with the exception of the acceleration of the vesting of stock options during the third quarter of 2005.

2005 compared to 2004

Operating revenue increased $8.0 million or 4.9% for the year ended December 31, 2005 compared to 2004. The increase in revenue was driven by a $2.4 million increase in Wireless roaming and settlement revenue, a $2.4 million increase in access and interconnection revenue, a $1.7 million increase in customer recurring revenue and a $1.2 million increase in NECA regulatory revenue. In addition, sales of telephone systems increased $0.8 million during 2005. The increase in customer recurring revenue was driven by a 40.5% increase in DSL customers, a 15.1% increase in Greenfield access lines and a 6.8% increase in Wireless customers. Offsetting the customer revenue growth in these businesses was a 2.5% decrease in ILEC access lines. The increase in access and interconnection revenue was driven by an increase in facility billings and the recoveries related to claims for previously disputed access billings, while the increase in regulatory revenue was largely due to the finalization of the 2004 NECA cost study and an increase in recoverable expenses during 2005.

In 2005, operating expense increased $9.6 million or 6.8% compared to 2004. The increase in operating expense was attributable to a $6.4 million increase in cost of service, a $2.1 million increase in administrative expense and a $1.1 million increase in depreciation expense. Cost of service increased due to a $3.4 million increase in network operations expense largely associated with the growth in Wireless’s minutes of use, a $1.9 million increase in cost of sales and a $1.1 million increase in Wireless roaming and settlement expense. The increase in administrative expense was driven by a $2.2 million increase in personnel expense resulting primarily from an increase in medical benefit costs and changes to certain incentive programs for stock based compensation. On August 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each stock option that was unvested as of such date. The Company recognized compensation cost of $0.2 million during the third quarter of 2005 related to the acceleration of the vesting of stock options.

Operating income for the year ended December 31, 2005 was $22.0 million, or a 12.8% operating margin, compared to $23.6 million, or a 14.4% operating margin for the year ended December 31, 2004.

Other income increased $1.3 million in 2005 compared to 2004. This increase related primarily to a $1.3 million decrease in impairment charges on investments, a $1.1 million increase in gains on sales of investments, a $0.3 million increase in interest income and a $0.1 million increase in dividend income. These increases were partially offset by a $1.5 million decrease in equity in income of unconsolidated companies related to the Company’s investment in Palmetto.

Income tax expense decreased 1.5% to $9.3 million for an effective tax rate of 39.0% for the year ended December 31, 2005 compared to $9.4 million for an effective tax rate of 39.1% for the year ended December 31, 2004.

ILEC (in thousands, except lines)

				2006-2005		2005-2004
	2006	2005	2004	Change		Change

Operating revenue:
Customer recurring	$52,846	$53,089	$54,668	$(243)	(0.5)%	$(1,579)	(2.9)%
Universal service	5,537	4,708	3,521	829	17.6%	1,187	33.7%
Access & interconnection	21,153	21,098	19,648	55	0.3%	1,450	7.4%
Other	15,715	15,666	15,179	49	0.3%	487	3.2%

Total operating revenue	95,251	94,561	93,016	690	0.7%	1,545	1.7%

Operating expense:
Cost of service	20,053	21,398	19,258	(1,344)	(6.3)%	2,139	11.1%
Selling, general & administrative	31,553	29,212	27,673	2,340	8.0%	1,540	5.6%
Depreciation	20,353	20,429	18,925	(76)	(0.4)%	1,504	7.9%

Total operating expense	71,959	71,039	65,856	920	1.3%	5,183	7.9%

Operating income	$23,292	$23,522	$27,160	$(230)	(1.0)%	$(3,638)	(13.4)%

Operating margin	24.5%	24.9%	29.2%

Capital expenditures	$25,299	$14,943	$16,204	$10,356	69.3%	$(1,261)	(7.8)%
Total assets	253,647	163,947	175,824	89,700	54.7%	(11,877)	(6.8)%

Business access lines	28,122	28,263	28,710	(141)	(0.5)%	(447)	(1.6)%
Residential access lines	78,298	81,854	84,206	(3,556)	(4.3)%	(2,352)	(2.8)%
Total access lines	106,420	110,117	112,916	(3,697)	(3.4)%	(2,799)	(2.5)%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 increased 0.7% to $95.3 million compared to 2005. The increase in operating revenue was mainly due to a $0.8 million increase in universal service revenue that was partially offset by a $0.2 million reduction in customer recurring revenue. The decrease in customer recurring revenue was due to a 3.4% decline in access lines that was mitigated by an increase in average revenue per customer. The increase in average revenue per customer was attributable to the Company’s successful efforts to migrate customers into bundled package offerings.

Operating expense for the twelve months ended December 31, 2006 increased 1.3% to $72.0 million compared to 2005. The increase in operating expense was due to a $2.3 million increase in administrative expense. This increase was largely due to a $1.3 million increase in personnel expense and a $0.9 million increase in selling expense. The increase in personnel expense was due to charges for compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, an increase in benefit costs and changes made during 2005 to certain incentive programs for stock based compensation. The increase in selling expense was driven by an increase in marketing expense associated with the Company’s plans to address cable telephone competition in the Company’s ILEC service territory. These increases in operating expense were partially offset by a decrease of $1.3 million in cost of service, mainly due to the capitalization of personnel costs associated with the Company’s video initiative. Operating margin was 24.5% and 24.9% for the years ended December 31, 2006 and 2005, respectively.

Capital expenditures for the year ended December 31, 2006 were $25.3 million compared to $14.9 million in 2005. The increase in capital expenditures primarily related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and data services.

The increase in total assets was primarily due to the net proceeds received from Palmetto during the first quarter of 2006.

2005 compared to 2004

Operating revenue increased $1.5 million, or 1.7%, in 2005 compared to 2004. The increase in operating revenue was driven by a $1.5 million increase in access and interconnection revenue, a $1.2 million increase in NECA regulatory settlement revenue and a $0.8 million increase in telephone system sales. The increase in access and interconnection revenue was primarily attributable to an increase in facility billings and recoveries related to claims for previously disputed access billings during the fourth quarter of 2005. Partially offsetting these increases in operating revenue was a $1.6 million reduction in customer recurring revenue. The decrease in customer recurring revenue was due to a 2.5% decline in access lines coupled with customers moving to long distance calling plans bundled with basic service plans. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

Operating expense increased $5.2 million, or 7.9%, in 2005 compared to 2004. The increase in operating expense was attributable to a $2.1 million increase in cost of service, a $1.5 million increase in administrative expense and a $1.5 million increase in depreciation expense. Cost of service increased due to a $0.7 million increase in cost of sales, a $0.6 million increase in network operations expense, a $0.5 million increase in personnel expense and a $0.3 million increase in access and interconnection expense. The increase in cost of sales was driven by an increase in telephone system sales and an increase in directory production costs. The $0.5 million increase in personnel expense was attributable to changes in certain of the Company’s incentive programs for stock based compensation and to a voluntary resignation program offered to qualifying employees during the fourth quarter of 2005. The increase in administrative expense was driven by a $1.5 million increase in personnel expense resulting primarily from an increase in medical benefit costs and changes to certain incentive programs for stock based compensation. Operating margin for 2005 decreased to 24.9% from 29.2% during 2004.

Capital expenditures in 2005 were 15.8% of ILEC operating revenue compared to 17.4% of revenue in 2004.

In October 2004, AT&T submitted a refund request to Concord Telephone for the period January 1, 2002 through September 30, 2002. Concord Telephone’s tariff for this period was briefly suspended by the FCC as a result of an AT&T petition, and AT&T contends that the Company lost the deemed lawful status of the rates under that tariff as a result. The Company reached a full and final settlement with AT&T and recognized $0.3 million during 2005.

CLEC (in thousands, except lines)

	2006	2005	2004	2006-2005 Change		2005-2004 Change

Operating revenue:
Customer recurring	$14,393	$14,747	$15,269	$(354)	(2.4)%	$(522)	(3.4)%
Access & interconnection	4,422	4,237	3,665	185	4.4%	572	15.6%
Other	276	288	189	(12)	(4.2)%	99	52.4%

Total operating revenue	19,091	19,272	19,123	(181)	(0.9)%	149	0.8%

Operating expense:
Cost of service	10,203	10,972	11,204	(769)	(7.0)%	(232)	(2.1)%
Selling, general & administrative	7,315	7,020	6,456	295	4.2%	564	8.7%
Depreciation	2,709	2,546	2,309	163	6.4%	237	10.3%

Total operating expense	20,227	20,538	19,969	(311)	(1.5)%	569	2.8%

Operating income	$(1,136)	$(1,266)	$(846)	$130	(10.3)%	$(420)	49.6%

Operating margin	(6.0)%	(6.6)%	(4.4)%

Capital expenditures	$2,652	$1,499	$784	$1,153	76.9%	$715	91.2%
Total assets	14,324	13,606	14,570	718	5.3%	(964)	(6.6)%

Access lines	35,615	32,546	31,718	3,069	9.4%	828	2.6%
Long distance lines	24,213	24,937	23,723	(724)	(2.9)%	1,214	5.1%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 decreased 0.9% to $19.1 million compared to 2005. The decrease in operating revenue was driven by a $0.4 million decrease in customer recurring revenue attributable to lower average rates related to the competitive market conditions. Partially offsetting the decrease in average revenue per customer was a 9.4% increase in access lines. The decrease in customer recurring revenue was partially offset by a $0.2 million increase in access and interconnection revenue related to the increase in access lines.

Operating expense for the year ended December 31, 2006 decreased 1.5% to $20.2 million compared to the same period last year. The reduction of operating expense was attributable to the Company’s efforts to move targeted CLEC customers onto its network. Operating margin for the twelve months ended December 31, 2006 increased to (6.0%), compared to (6.6%) for 2005.

Capital expenditures for the year ended December 31, 2006 were 13.9% of CLEC operating revenue compared to 7.8% of operating revenue for 2005. The increase in capital expenditures related to infrastructure components required for the Company’s migration of its switching network to an IP-packet based design.

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

Operating expense increased $0.6 million, or 2.8%, in 2005 compared to 2004. The increase in operating expense was primarily due to a $0.6 million increase in selling and administrative expense coupled with a $0.2 million increase in depreciation expense. Partially offsetting these increases was a $0.2 million decrease in cost of service. The increase in selling and administrative expense was largely due to a $0.3 million increase in corporate expenses, a $0.1 million increase in personnel expense and a $0.1 million increase in marketing expense. The decrease in cost of service was driven by a $0.4 million decrease in access and interconnection expense that was substantially offset by a $0.3 million increase in network operations expense. The decrease in access and interconnection expense was primarily due to the successful resolution of disputed access charges, while the increase in network operations expense was due to an increase in rates for leased facilities. Operating margins decreased to (6.6%) in 2005 compared to (4.4%) in 2004.

Capital expenditures for 2005 were 7.8% of CLEC operating revenue compared to 4.1% of operating revenue for 2004. The increase in capital expenditures was driven by the Company’s continued expansion of network facilities to bring targeted CLEC customers into the Company’s network.

Greenfield (in thousands, except lines and projects)

	2006	2005	2004	2006-2005 Change		2005-2004 Change

Operating revenue:
Customer recurring	$8,012	$7,234	$5,958	$778	10.8%	$1,276	21.4%
Access & interconnection	2,153	2,149	1,746	4	0.2%	403	23.1%
Other	268	253	404	15	5.9%	(151)	(37.4)%

Total operating revenue	10,433	9,636	8,108	797	8.3%	1,528	18.8%

Operating expense:
Cost of service	5,250	5,349	4,851	(99)	(1.9)%	498	10.3%
Selling, general & administrative	3,905	3,641	3,879	264	7.3%	(238)	(6.1)%
Depreciation	4,045	3,427	3,274	618	18.0%	153	4.7%

Total operating expense	13,200	12,417	12,004	783	6.3%	413	3.4%

Operating income	$(2,767)	$(2,781)	$(3,896)	$14	(0.5)%	$1,115	(28.6)%

Operating margin	(26.5)%	(28.9)%	(48.1)%

Capital expenditures	$6,039	$6,214	$5,315	$(175)	(2.8)%	$899	16.9%
Total assets	31,543	29,549	26,762	1,994	6.7%	2,787	10.4%

Access lines	16,619	14,929	12,975	1,690	11.3%	1,954	15.1%
Long distance lines	10,424	8,603	6,877	1,821	21.2%	1,726	25.1%
Total projects	126	118	105	8	6.8%	13	12.4%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 increased 8.3% to $10.4 million compared to the same period last year. The increase in operating revenue was due to a $0.8 million increase in customer recurring revenue, driven by an 11.3% increase in access lines.

Operating expense for the year ended December 31, 2006 increased 6.3% to $13.2 million compared to the same period last year. The increase in operating expense was attributable to a $0.6 million increase in depreciation expense and a $0.3 million increase in administrative expense. The increase in administrative expense was related to an increase in personnel and selling expense. Operating margins improved to (26.5%) in 2006 compared to (28.9%) in 2005.

During the year ended December 31, 2006, the Greenfield business added eight preferred provider projects, bringing the total number of projects to 126. These projects currently represent a potential of 55,000 access lines once these developments have been completely built-out. The residential/business line mix of these 126 projects is expected to be over 90% residential.

At December 31, 2006, 62.7% of Greenfield access lines subscribed to the Company’s long distance service, up from 57.6% at December 31, 2005. The increase was mainly due to the fact that many of the early Greenfield access lines were business lines located in mall projects. Business customers historically do not elect to use the Company’s long distance service as frequently as residential customers since many retail businesses have national long distance contracts. As the residential percentage of Greenfield access lines has increased, the Company has experienced an increase in long distance penetration rates.

Capital expenditures for the year ended December 31, 2006 were 57.9% of Greenfield operating revenue compared to 64.5% of operating revenue for 2005.

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

Operating expense increased $0.4 million, or 3.4%, in 2005 compared to 2004. The increase in operating expense was attributable to a $0.5 million increase in cost of service and a $0.2 million increase in depreciation expense, partially offset by a $0.2 million reduction in selling expense. Cost of service increased due to a $0.3 million increase in network line related expenses and a $0.2 million increase in personnel expense. The increase in network expense was largely driven by the 15.1% increase in access lines. Selling expense decreased $0.2 million due to a decline in commissions paid to developers. Operating margins increased to (28.9%) in 2005 compared to (48.1%) in 2004.

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

Capital expenditures for 2005 were 64.5% of Greenfield operating revenue compared to 65.6% of operating revenue for 2004.

Wireless (in thousands, except subscribers)

	2006	2005	2004	2006-2005 Change		2005-2004 Change

Operating revenue:
Customer recurring	$23,899	$22,365	$21,022	$1,534	6.9%	$1,343	6.4%
Wireless roaming/settlement	12,416	11,984	9,622	432	3.6%	2,362	24.5%
Other	1,940	2,077	1,904	(137)	(6.6)%	173	9.1%

Total operating revenue	38,255	36,426	32,548	1,829	5.0%	3,878	11.9%

Operating expense:
Cost of service	21,622	20,238	15,962	1,384	6.8%	4,276	26.8%
Selling, general & administrative	11,206	10,578	10,669	628	5.9%	(91)	(0.9)%
Depreciation	2,596	2,378	1,930	218	9.2%	448	23.2%

Total operating expense	35,424	33,194	28,561	2,230	6.7%	4,633	16.2%

Operating income	$2,831	$3,232	$3,987	$(401)	(12.4)%	$(755)	(18.9)%

Operating margin	7.4%	8.9%	12.2%

Capital expenditures	$1,789	$2,210	$2,229	$(421)	(19.0)%	$(19)	(0.9)%
Total assets	33,948	34,049	33,676	(101)	(0.3)%	373	1.1%

Wireless subscribers	49,157	46,138	43,213	3,019	6.5%	2,925	6.8%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 increased 5.0% to $38.3 million compared to 2005. The increase in operating revenue was driven by a $1.5 million increase in customer recurring revenue and a $0.4 million increase in roaming and settlement revenue. The increase in customer recurring revenue was driven by a 6.5% increase in subscribers, while the increase in roaming and settlement revenue related to an increase in minutes of use on the Company’s Wireless network. During 2006, the settlement rate associated with Cingular customers using the Company’s network declined and substantially offset the higher minutes of network usage. No similar rate reduction occurred in 2005.

Operating expense for the year ended December 31, 2006 increased 6.7% to $35.4 million compared to 2005. The increase in operating expense primarily related to a $1.4 million increase in cost of service, a $0.6 million increase in administrative expense and a $0.2 million increase in depreciation. The increase in cost of service was largely due to a $0.8 million increase in network expense and a $0.6 million increase in handset and accessories expense. The increase in network expenses were driven by higher minutes of use on the Company’s network, while the increase in handset and accessories expense was associated with retention and contract renewal programs targeted to reduce customer churn, as well as customer preferences for more feature-rich phones. The $0.6 million increase in administrative expense was due to increased personnel costs, which included compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan, and increased selling expenses associated with the customer retention and contract renewal program.

Capital expenditures of $1.8 million in 2006 primarily related to the addition of nine new cell sites in the Company’s territory and the addition of capacity on other selected cell sites. The Company anticipates the construction of up to 10 new cell sites in 2007. Capital expenditures for the year ended December 31, 2006 were 4.7% of operating revenue compared to 6.1% of operating revenue in 2005.

2005 compared to 2004

Operating revenue increased $3.9 million, or 11.9%, in 2005 compared to 2004. The increase in operating revenue was driven by a $2.4 million increase in roaming and settlement revenue and a $1.3 million increase in customer recurring revenue. The increase in roaming and settlement revenue related to a 35.2% increase in other carriers’ minutes of use on the Company’s network. The $1.3 million increase in customer recurring revenue was driven by a 6.8% increase in wireless subscribers.

Operating expense increased $4.6 million, or 16.2%, in 2005 compared to 2004. The increase in operating expense was attributable to a $4.3 million increase in cost of service and a $0.4 million increase in depreciation expense. Cost of service increased due to a $2.1 million increase in network operations expense, a $1.1 million increase in cost of sales and a $1.1 million increase in roaming and settlement expense. The increase in network operations expense was due to a $0.9 million increase in switching expense related to a 37.5% increase in total minutes of use on the Company’s network, a $0.5 million increase in long distance and feature-related expenses and a $0.4 million increase in tower lease expense. The $1.1 million increase in cost of sales resulted from an increase in handset expenses associated with the Company’s successful contract renewal efforts and to more expensive feature-rich handsets sold during 2005 compared to 2004. Roaming and settlement expense increased $1.1 million primarily due to an increase in the minutes that the Company’s customers were roaming on other wireless carriers’ networks. Contributing to the increase in roaming minutes of use, during February 2005, Cingular implemented home-on-home roaming with another carrier in several North Carolina market areas. Home-on-home roaming shifted higher than expected customer traffic to the other carrier’s network and negatively impacted Wireless’s roaming costs. In the third quarter of 2005, Cingular discontinued home-on-home roaming within the Company’s service territory.

Capital expenditures of $2.2 million in 2005 primarily related to the addition of four new cell sites in the Company’s territory and the addition of capacity on other selected cell sites.

Internet and Data Services (in thousands, except lines and accounts)

				2006-2005		2005-2004
	2006	2005	2004	Change		Change

Operating revenue:
Customer recurring	$13,684	$11,580	$10,380	$2,104	18.2%	$1,200	11.6%
Other	157	190	505	(33)	(17.4)%	(315)	(62.4)%

Total operating revenue	13,841	11,770	10,885	2,071	17.6%	885	8.1%

Operating expense:
Cost of service	2,722	2,918	3,172	(196)	(6.7)%	(254)	(8.0)%
Selling, general & administrative	5,666	5,488	5,162	178	3.2%	326	6.3%
Depreciation	1,290	1,761	2,954	(471)	(26.7)%	(1,193)	(40.4)%

Total operating expense	9,678	10,167	11,288	(489)	(4.8)%	(1,121)	(9.9)%

Operating income	$4,163	$1,603	$(403)	$2,560	159.7%	$2,006	(497.8)%

Operating margin	30.1%	13.6%	(3.7)%

Capital expenditures	$1,256	$1,229	$1,380	$27	2.2%	$(151)	(10.9)%
Total assets	13,393	13,533	13,806	(140)	(1.0)%	(273)	(2.0)%

DSL lines	25,704	19,507	13,887	6,197	31.8%	5,620	40.5%
Dial-up accounts	4,717	6,522	9,041	(1,805)	(27.7)%	(2,519)	(27.9)%
High-speed accounts	835	693	606	142	20.5%	87	14.4%

2006 compared to 2005

Operating revenue for the year ended December 31, 2006 increased 17.6% to $13.8 million compared to 2005. The increase in operating revenue was mainly due to a $2.3 million increase in DSL revenue driven by a 31.8%

increase in DSL customers. In addition, high-speed revenue increased $0.2 million due to a 20.5% increase in customers. The growth in DSL customers was largely attributable to the Company’s ILEC bandwidth initiatives over the past few years, while the increase in high-speed customers was driven by moving more CLEC customers onto the Company’s network. Partially offsetting the increase in DSL and high-speed revenue was a $0.5 million decrease in dial-up revenue. The decline in dial-up revenue was due to the continued migration of dial-up customers to higher bandwidth offerings.

Operating expense during the year ended December 31, 2006 decreased 4.8% to $9.7 million compared to 2005. The decrease in operating expense was due to a $0.5 million decrease in depreciation expense and a $0.2 million decrease in cost of service. These decreases in operating expense were partially offset by a $0.2 million increase in administrative expense driven by increased marketing expense related to the Company’s broadband initiative.

Capital expenditures for the year ended December 31, 2006 were relatively flat compared to 2005.

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

Operating expense decreased $1.1 million, or 9.9%, in 2005 compared to 2004. The decrease in operating expense was attributable to a $1.2 million decrease in depreciation expense and a $0.3 million decrease in cost of service, partially offset by a $0.3 million increase in selling and administrative expense. The decrease in depreciation expense was due to the Company performing an assessment of the useful lives of certain assets in the Internet business during the third quarter of 2004, which resulted in the acceleration of depreciation expense for these assets during 2004.

Capital expenditures of $1.2 million in 2005 were primarily for DSL modems.

Other Business Units (in thousands)

				2006-2005		2005-2004
	2006	2005	2004	Change		Change

Operating expense:
Cost of service	$—	$—	$43	$—	N/A	$(43)	(100.0)%
Selling, general & administrative	1,168	1,004	1,027	164	16.3%	(23)	(2.2)%
Depreciation	954	1,342	1,378	(388)	(28.9)%	(36)	(2.6)%

Total operating expense	2,122	2,346	2,448	(224)	(9.5)%	(102)	(4.2)%

Operating loss	$(2,122)	$(2,346)	$(2,448)	$224	(9.5)%	$102	(4.2)%

Capital expenditures	$4,999	$999	$1,285	$4,000	400.4%	$(286)	(22.3)%
Total assets	36,833	51,118	49,224	(14,285)	(27.9)%	1,894	3.8%

2006 compared to 2005

Operating expense for the Company’s Other business segment decreased $0.2 million for the year ended December 31, 2006, primarily due to a decrease in depreciation expense that was partially offset by an increase in corporate related expenses primarily associated with the initial development of the Company’s video product and services. The expenses of the other business units consist primarily of certain expenses that are not allocated to operating business segments.

Capital expenditures for the year ended December 31, 2006 increased $4.0 million to $5.0 million from 2005. The increase was primarily related to investments in IT systems infrastructure necessary to support the Company’s future product and service design and associated customer experience.

2005 compared to 2004

Operating expense for the Company’s Other business segment decreased $0.1 million. The decline was primarily due to lower corporate related expenses. The expenses of the other business units consist primarily of certain expenses that are not allocated to operating business segments.

Liquidity and Capital Resources

Net cash provided by operating activities

Cash provided by operating activities was $5.9 million for the year ended December 31, 2006 compared to $38.3 million for 2005. The change was primarily due to estimated tax payments of approximately $35.6 million during the year related to the Palmetto transaction. This amount was offset by cash flows from operations. Significant items in cash flows from operations included a $4.1 million increase in accounts payable, a $3.0 million decrease in other assets and a $1.2 million decrease in accounts receivable.

Net cash used in investing activities

Cash used in investing activities was $9.2 million for the year ended December 31, 2006 compared to $19.8 million in 2005. As a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale during the first quarter of 2006. The Company invested $86.7 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities. In addition, the Company received $15.6 million in net proceeds from the sale of wireless spectrum and $4.2 million from the sale of the Company’s remaining investment in Palmetto. Capital expenditures during 2006 were $42.0 million compared to $27.1 million in 2005.

Net cash used in financing activities

Cash used in financing activities totaled $5.6 million in 2006 compared to $23.3 million in 2005. Net cash used in financing activities decreased as a result of an increase of $16.6 million in proceeds from common stock issuances resulting from stock option exercises and the related tax benefits. On March 30, 2006, the Company paid in full the $10.0 million that was outstanding under the Revolving Credit Facility. The Company also repaid $5.0 million in principal on its term loan during 2006. In the second quarter of 2005, the Company increased its quarterly dividend payout to $0.10 per share from $0.07 per share and subsequently increased its quarterly dividend to $0.12 per share in the fourth quarter of 2006. As a result, 2006 dividend payments totaled $8.2 million and were $1.2 million higher than amounts paid in 2005.

Anticipated sources and uses of funds

At December 31, 2006, the fair market value of the Company’s short-term investments and investment securities was $92.1 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes.

On April 18, 2006, the Company entered into a Master Loan Agreement, which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment could be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a

(i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter.

The Company’s 7.32% fixed rate term loan matures on December 31, 2014. At December 31, 2006 $40.0 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.

The Company has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have a material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company’s capital expenditures in 2007 are expected to be approximately $32.0 to $35.0 million. This projection does not include expenditures related to the swap-out of certain cell site equipment to comply with Cingular’s decision to migrate its North Carolina cell site equipment to another vendor.

Other uses of cash in 2007 may include investments in unconsolidated companies and marketable securities. The Company expects to fund these outlays through cash from operations and sales of investment securities.

The following table discloses aggregate information about the Company’s contractual obligations and the periods in which payments are due (in thousands):

	Payments Due by Year
		Less Than			After 5
	Total	One Year	1-3 Years	4-5 Years	Years

Contractual obligations
Term loan	$40,000	$5,000	$10,000	$10,000	$15,000
Fixed interest payments	12,079	2,791	4,484	3,020	1,784
Operating leases	11,793	2,332	4,411	3,053	1,997
Capital leases	86	86	—	—	—
Other service contracts	1,959	1,044	915	—	—

Total	$65,917	$11,253	$19,810	$16,073	$18,781

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

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Management has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition and operation of the Company’s business. These forward-looking statements are subject to certain risks, uncertainties and assumptions about the Company that could cause actual results to differ materially from those reflected in the forward-looking statements. In addition to the factors set forth in Item 1A, factors that may cause actual results to differ materially from these forward-looking statements are:

•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to recover the substantial costs incurred over the past few years in connection with the expansion into new businesses,

•	the Company’s ability to attract and retain key personnel,

•	the Company’s ability to retain its existing customer base against wireless competition and cable telephony in all areas of the business including local and long distance and Internet and data services,

•	the Company’s ability to maintain its margins in a highly competitive industry,

•	the performance of the Company’s investments,

•	the Company’s ability to effectively manage rapid changes in technology and control capital expenditures related to those technologies, and

•	the impact of economic and political events on the Company’s business, operating regions and customers, including terrorist attacks.

These forward-looking statements are principally contained in the following sections of this report:

•	Item 1. Business, and

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At December 31, 2005, the Company had a $70.0 million revolving five-year line of credit with interest at three month LIBOR plus a spread based on various financial ratios. On January 25, 2006, the Company reduced its available line of credit to $40.0 million based upon forecasted future cash requirements and to reduce the fees associated with excess capacity. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility, prior to the maturity on March 31, 2006. The Company also has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At December 31, 2006, $40.0 million was outstanding.

At December 31, 2006, the Company had $86.7 million in tax-exempt auction rate securities, which are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk. In addition, the Company had $5.4 million in investment securities, which are classified as available-for sale.

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

The Company’s consolidated financial statements, the financial statement schedules required to be filed with this report and the report of the independent registered public accounting firm are set forth on pages F-1 through F-42 of this report. The selected quarterly financial data required by this Item is included in Note 16 of the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to timely decisions regarding required disclosures.

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

The Company’s management has conducted an assessment of its internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included in the paragraph (d) below.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of 2006 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CT Communications, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that CT Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CT Communication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CT Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, CT Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as December 31, 2006, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CT Communications, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
March 7, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 with respect to directors, Section 16 matters and corporate governance matters, including the identification of an audit committee financial expert, is set forth in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Registrant” of this report.

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

The information called for by Item 11 is set forth in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the captions “Election of Directors — Compensation of Directors” and “2006 Non-Employee Directors Compensation Table,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Executive Compensation,” respectively, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management called for by Item 12 is set forth in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the captions “Principal Shareholders” and “Management Ownership of Common Stock,” respectively, and is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006:

	Number of Securities		Weighted-
	to be Issued Upon		Average Exercise	Number of Securities
	Exercise of		Price of	Remaining Available
	Outstanding		Outstanding	for Future Issuance
	Options, Warrants		Options, Warrants	Under Equity
Plan Category	and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders	578,183	(1)	$15.56	1,344,974	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	Includes 151,042 options to purchase shares of Common Stock under the Omnibus Stock Compensation Plan and 427,141 options to purchase shares of Common Stock under the Amended and Restated 2001 Stock Incentive Plan.

(2)	Includes 430,903 shares originally authorized for issuance under the Omnibus Stock Compensation Plan that were transferred to the Amended and Restated 2001 Stock Incentive Plan in accordance with that plan. Also includes an additional 913,591 shares authorized under the Amended and Restated 2001 Stock Incentive Plan and 480 shares authorized under the Comprehensive Stock Option Plan. Available shares shown above for the Omnibus Stock Compensation Plan and the Amended and Restated 2001 Stock Incentive Plan include shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is set forth in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Election of Directors — Board of Directors and Committees of the Board of Directors,” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is set forth in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Ratification of Independent Public Accountants — Auditor Fee Information” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements: The following financial statements, together with the report thereon of independent auditors, are included in this report as set forth in Item 8:

•	Reports of Independent Registered Public Accounting Firms,

•	Consolidated balance sheets as of December 31, 2006 and 2005,

•	Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004,

•	Consolidated statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004,

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004,

•	Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 and

•	Notes to consolidated financial statements.

(2) Consolidated Financial Statement Schedules: Schedule II is included. All other financial statement schedules are not applicable.

(3) Financial Statements of Palmetto MobileNet, L.P. are set forth on pages F-43 through F-52 of this report.

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
Michael R. Coltrane
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 7, 2007.

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
Vice President Finance and
Chief Accounting Officer
(Principal Accounting Officer)

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS INDEX
December 31, 2006, 2005 and 2004

INDEX

(1)  Consolidated Financial Statements

The following financial statements, together with independent registered public accounting firms’ reports thereon, are included:

•	Independent registered public accounting firms’ reports	F-2 to F-3

•	Consolidated balance sheets as of December 31, 2006 and 2005	F-4

•	Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004	F-5

•	Consolidated statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004	F-6

•	Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004	F-7 to F-8

•	Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004	F-9

•	Notes to consolidated financial statements	F-10 to F-41

(2)  Consolidated Financial Statement Schedule

The following financial statement schedule is included:

•	Schedule II — Valuation and Qualifying Accounts	F-42

Other schedules are omitted because the required information is included in the financial statements or is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CT Communications, Inc.:

We have audited the accompanying consolidated balance sheet of CT Communications, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2006. Our audit also included the 2006 financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CT Communications, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 13 of the consolidated financial statements, effective December 31, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Postretirement Plans, pursuant to which the Company recorded a cumulative effect adjustment to ending accumulated other comprehensive income. Also as discussed in Note 1 and Note 14 of the consolidated financial statements, effective January 1, 2006, the Company adopted Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative effect adjustment to opening retained earnings.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CT Communications, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CT Communications, Inc.:

We have audited the accompanying consolidated balance sheet of CT Communications, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CT Communications, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Charlotte, North Carolina
March 30, 2006

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

(in thousands, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$14,063	$23,011
Short-term investments	86,741	—
Accounts receivable and unbilled revenue, net of allowance for doubtful accounts of $233 and $337 at December 31, 2006 and 2005, respectively	16,419	16,336
Other accounts receivable	3,483	2,585
Income taxes receivable	1,365	—
Materials and supplies	2,111	1,396
Deferred income taxes	1,057	—
Wireless spectrum held-for-sale	—	15,646
Other	3,759	3,239

Total current assets	128,998	62,213

Investment securities	5,381	5,845
Other investments	1,909	1,690
Investments in unconsolidated companies	3,670	15,618
Property and equipment, net	209,908	200,179
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	7,597	5,980

Total assets	$387,358	$321,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$15,000
Accounts payable	12,553	8,482
Accrued payroll	8,636	8,129
Customer deposits and advance billings	4,618	2,538
Income taxes payable	—	2,107
Accrued pension and postretirement benefit cost	2,391	481
Deferred tax liability	—	432
Other accrued liabilities	1,687	2,772

Total current liabilities	34,885	39,941

Long-term debt	35,000	40,000
Deferred income taxes	23,060	25,078
Postretirement and pension benefits	8,499	15,842
Other	6,536	4,679

Total liabilities	107,980	125,540

Stockholders’ equity:
Preferred stock 4.5% series, $100 par value; 614 shares outstanding at December 31, 2005	—	61
Common stock, zero par value; 20,035,823 and 18,930,624 shares outstanding at December 31, 2006 and December 31, 2005, respectively	59,132	42,946
Unearned compensation	—	(307)
Accumulated other comprehensive income	4,276	282
Retained earnings	215,970	152,898

Total stockholders’ equity	279,378	195,880

Total liabilities and stockholders’ equity	$387,358	$321,420

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004

Operating revenue:
Telephone	$124,775	$123,469	$120,248
Wireless and internet	52,096	48,196	43,432

Total operating revenue	176,871	171,665	163,680
Operating expense:
Telephone cost of service (excludes depreciation of $24,679, $23,507, and $21,172, respectively)	35,505	37,719	35,312
Wireless and internet cost of service (excludes depreciation of $3,802, $4,021, and $4,736, respectively)	24,345	23,156	19,178
Selling, general and administrative (excludes depreciation of $3,466, $4,355, and $4,862, respectively)	60,813	56,943	54,866
Depreciation	31,947	31,883	30,770

Total operating expense	152,610	149,701	140,126

Operating income	24,261	21,964	23,554
Other income:
Equity in income of unconsolidated companies, net	90,102	4,275	5,771
Interest, dividend income and gain on sale of investments	6,261	2,989	1,463
Impairment of investments	(876)	(546)	(1,834)
Interest expense	(3,267)	(4,546)	(4,843)
Other (expense) income	(182)	(279)	37

Total other income	92,038	1,893	594

Income before income taxes	116,299	23,857	24,148
Income taxes	44,638	9,308	9,445

Net income	71,661	14,549	14,703
Dividends on preferred stock	3	10	20

Net income for common stock	$71,658	$14,539	$14,683

Earnings per common share:
Basic	$3.69	$0.77	$0.78
Diluted	3.62	0.77	0.77
Basic weighted average shares outstanding	19,432	18,785	18,867
Diluted weighted average shares outstanding	19,818	18,947	19,007

See accompanying notes to the consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004

Net income	$71,661	$14,549	$14,703
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for sale securities, net of tax expense (benefit) of $324, ($15), and ($481) in 2006, 2005 and 2004, respectively	496	(23)	(861)
Reclassification adjustment for (gains) losses on investments realized in net income, net of tax (expense) benefit of ($305), $59, and $326 in 2006, 2005 and 2004, respectively	(468)	90	584

Comprehensive income	$71,689	$14,616	$14,426

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

					Accum.
	5% Series	4.5% Series			Other		Total
	Pref	Pref	Common	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Compensation	Income	Earnings	Equity

Balance at December 31, 2003	$336	$61	$41,098	$(264)	$492	$135,671	$177,394

Net income	—	—	—	—	—	14,703	14,703
Issuance of 141,302 shares of common stock	—	—	1,752	—	—	—	1,752
Issuance of 2,974 shares for exercise of stock options	—	—	25	—	—	—	25
Repurchase of 29,638 shares of common, including cancellations	—	—	(355)	—	—	—	(355)
Dividends declared:
5% preferred	—	—	—	—	—	(17)	(17)
4.5% preferred	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	(4,990)	(4,990)
Other comprehensive loss	—	—	—	—	(277)	—	(277)
Restricted stock compensation net of $812 earned in 2004	—	—	—	(4)	—	—	(4)

Balance at December 31, 2004	$336	$61	$42,520	$(268)	$215	$145,364	$188,228

Net income	—	—	—	—	—	14,549	14,549
Issuance of 166,193 shares of common stock	—	—	1,904	—	—	—	1,904
Issuance of 76,725 shares for exercise of stock options	—	—	739	—	—	—	739
Repurchase of 196,119 shares of common, including cancellations	—	—	(2,448)	—	—	—	(2,448)
Tax benefits from stock options exercised	—	—	64	—	—	—	64
Stock compensation expense — acceleration of stock option vesting	—	—	167	—	—	—	167
Redemption of 3,356 shares 5% Series preferred stock	(336)	—	—	—	—	—	(336)
Dividends declared:
5% preferred	—	—	—	—	—	(7)	(7)
4.5% preferred	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	(7,005)	(7,005)
Other comprehensive income	—	—	—	—	67	—	67
Restricted stock compensation net of $821 earned in 2005	—	—	—	(39)	—	—	(39)

Balance at December 31, 2005	$—	$61	$42,946	$(307)	$282	$152,898	$195,880

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
Years ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

					Accum.
	5% Series	4.5% Series			Other		Total
	Pref	Pref	Common	Unearned	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Compensation	Income	Earnings	Equity

Balance at December 31, 2005	$—	$61	$42,946	$(307)	$282	$152,898	$195,880
SAB 108 transition cumulative effect adjustment	—	—	—	—	—	(350)	(350)

Adj. balance at January 1, 2006	$—	$61	$42,946	$(307)	$282	$152,548	$195,530

Net income	—	—	—	—	—	71,661	71,661
Issuance of 51,394 shares of common stock	—	—	719	—	—	—	719
Issuance of 1,102,422 shares for exercise of stock options	—	—	13,603	—	—	—	13,603
Forfeiture and cancellation of 105,517 common shares	—	—	(2,001)	—	—	—	(2,001)
Reversal of unamortized unearned compensation balance	—	—	(307)	307	—	—	—
Tax benefits from exercised stock options	—	—	3,388	—	—	—	3,388
Preferred stock subject to redemption	—	(61)	—	—	—	—	(61)
Dividends declared:
4.5% preferred	—	—	—	—	—	(3)	(3)
Common stock	—	—	—	—	—	(8,236)	(8,236)
Other comprehensive income	—	—	—	—	28	—	28
SFAS 158 transition adjustment, net of taxes of $2,588	—	—	—	—	3,966	—	3,966
Restricted stock compensation net of $581 earned in 2006	—	—	784	—	—	—	784

Balance at December 31, 2006	$—	$—	$59,132	$—	$4,276	$215,970	$279,378

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$71,661	$14,549	$14,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,947	31,883	30,770
Gain on sale of investment securities and investments in unconsolidated companies	(1,789)	(1,587)	(466)
Impairment of investments, fixed assets and wireless spectrum held for sale	1,066	707	1,834
Stock compensation expense	581	988	812
(Gain)/loss on sale of equipment	(151)	268	—
Equity in income of unconsolidated companies, net	(90,102)	(4,275)	(5,771)
Provision for loss on accounts receivable	1,210	1,127	1,399
Deferred income taxes and tax credits	(4,232)	(2,899)	5,331
Long-term pension and postretirement benefits	1,120	1,084	(201)
Interest income on short-term investments	(508)	—	—
Other	(65)	(259)	(422)
Changes in operating assets and liabilities:
Accounts receivable	(1,182)	(2,411)	763
Materials and supplies	(870)	(232)	694
Other assets	(3,004)	(2,176)	(1,498)
Accounts payable	4,072	1,660	572
Customer deposits and advance billings	(261)	115	467
Accrued liabilities	(90)	811	1,040
Income taxes	(3,472)	(1,103)	664

Net cash provided by operating activities	5,931	38,250	50,691

Cash flows from investing activities:
Capital expenditures	(42,034)	(27,094)	(27,197)
Proceeds from sale of property, plant and equipment	273	2,003	—
Proceeds from sale of investment securities and unconsolidated companies	5,589	3,963	2,530
Proceeds from sale of short-term investments	52,100	—	—
Proceeds from sale of wireless spectrum (net of costs to sell of $353)	15,647	—	—
Purchases of investment securities and unconsolidated companies	(179)	(3,346)	(2,889)
Purchases of short-term investments	(138,333)	—	—
Payment for wireless spectrum	(300)	—	(200)
Distribution from unconsolidated companies	98,063	4,628	3,744

Net cash used in investing activities	(9,174)	(19,846)	(24,012)

Cash flows from financing activities:
Repayment of long-term debt	(15,000)	(15,000)	(10,000)
Redemption of preferred stock	(50)	(310)	—
Tax benefits credited to additional paid-in-capital	3,388	64	—
Dividends paid	(8,239)	(7,015)	(5,010)
Repurchase of common stock	—	(2,009)	—
Common stock issuances	14,291	1,001	200

Net cash used in financing activities	(5,610)	(23,269)	(14,810)

Net cash used in discontinued operations — operating activities	(95)	(482)	(468)
Net (decrease)/increase in cash and cash equivalents	(8,948)	(5,347)	11,401
Cash and cash equivalents at beginning of year	23,011	28,358	16,957

Cash and cash equivalents at end of year	$14,063	$23,011	$28,358

Supplemental cash flow information:
Cash paid for income taxes	$48,735	$13,037	$3,443
Cash paid for interest	3,767	4,664	5,177
Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under annual bonus and incentive plan	$714	$782	$760
SAB 108 transition cumulative effect adjustment	350	—	—
SFAS 158 transition adjustment, net of taxes of $2,588	3,966	—	—

See accompanying notes to consolidated financial statements.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Organization

These consolidated financial statements include the accounts of CT Communications, Inc., a holding company, and its wholly-owned operating subsidiaries, The Concord Telephone Company (“Concord Telephone”), CT Wireless Cable, Inc. (“CT Wireless Cable”), Wavetel, L.L.C. (“Wavetel”), WebServe, Inc. (“WebServe”), Wireless One of North Carolina, L.L.C. (“WONC”), CTC Long Distance Services, LLC (“CTLD”), CT Cellular, Inc. (“CT Cellular”), CTC Exchange Services, Inc. (“Exchange Services”), CT Internet Services, Inc. (“Internet Services”), CT Communications Northeast, Inc. (“CTNE”) (liquidated in October 2005), Wavetel NC License Corporation, Progress Place Realty Holding Company, LLC, WaveTel TN, L.L.C., and Carolina Personal Communications, Inc. (“CTC Wireless”). Intercompany transactions and amounts are eliminated during consolidation.

CT Communications, Inc. and subsidiaries (the “Company”) operate entirely in the communications industry. Concord Telephone, the Company’s principal subsidiary, provides local telephone service as well as telephone and equipment rental primarily to customers who are residents of Cabarrus, Stanly and Rowan counties in North Carolina. The Company also provides long distance service through CTLD. CT Cellular owned and accounted for investments in a limited partnership, which provided cellular mobile telephone services to various counties in North and South Carolina. CTC Wireless provides wireless telephone service to customers in the Company’s service area. WONC, which is owned by CT Wireless Cable, accounts for the investment in Wavetel NC License Corporation, which holds the ownership of certain Wireless Communication Services (“WCS”) wireless spectrum primarily in North Carolina. Exchange Services provides competitive local telephone service in North Carolina. CTNE held the Company’s investment securities and investments in unconsolidated companies prior to its liquidation in October 2005. Internet Services provides Internet services to customers primarily in North Carolina. WebServe provided web hosting, electronic commerce, collocation, virtual private network or intranets, remote access and security solutions to customers primarily in North Carolina until the sale of its assets in October 2004.

(b) Reclassifications

In certain instances, amounts previously reported in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

(c) Property and Equipment

Telephone plant in service is stated at original cost and includes certain capitalized indirect costs consisting of personnel related expenses and capitalized interest.

Maintenance, repairs and minor renewals are primarily charged to maintenance expense accounts. Additions and improvements of property and equipment are capitalized. When assets are retired, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings	30 to 40 years
Equipment	3 to 7 years
Central office equipment	7 to 10 years
Poles and cables	17 to 25 years
Conduit	50 years

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically evaluates the estimated useful lives of its property and equipment in computing depreciation expense. Consideration is given to the Company’s plans for utilization of technological advances and existing facilities.

The Company capitalizes the cost of labor associated with individuals working on capital projects as part of the total cost of assets constructed. The Company performs time studies on at least an annual basis to determine the percentages of internal labor costs to be capitalized.

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”. The Company uses its weighted-average interest rate on outstanding borrowings during the reporting period to calculate the amount of interest to capitalize. During 2006, the Company capitalized interest of $0.2 million. The amount of capitalized interest in prior periods was immaterial to the Company’s consolidated financial statements.

The Company capitalizes certain costs associated with developing or obtaining internal use software in accordance with the Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized costs include direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. The capitalized costs are included in the Company’s property and equipment in the consolidated balance sheets and are amortized on a straight-line basis over a period not to exceed seven years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

(e) Cash Equivalents

The Company considers all short-term investments with original maturities at the date of purchase of three months or less to be cash equivalents.

(f) Investment Securities and Short-Term Investments

Investment securities at December 31, 2006 and 2005 consist of debt securities and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

A decline in the market value of a security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

At December 31, 2006, the Company held $86.7 million of tax-exempt auction rate securities that are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives tax-exempt interest income on these auction rate securities when the interest rates reset or

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at December 31, 2006.

(g) Investments in Unconsolidated Companies and Other Investments

The Company has interests in several partnerships and corporations. Investments in unconsolidated companies over which the Company has the ability to exercise significant influence are accounted for by the equity method. If the Company does not have the ability to exercise significant influence over its investments in unconsolidated companies, the Company accounts for these investments on the cost method.

Other investments represent the Company’s investment in CoBank, ACB (“CoBank”), which is organized as a cooperative bank for federal income tax purposes. Distributions include both cash distributions of CoBank’s earnings and equity participation certificates. Equity participation certificates are included in the Company’s carrying value of the investment and are recognized as other income in the period earned.

(h) Materials and Supplies

Materials and supplies are determined at the lower of average cost or market. Cost of sales is charged at average cost.

(i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when the Company believes that, based on all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Investment tax credits related to telephone plant have been deferred and amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits. Unamortized deferred investment tax credits are recognized as temporary differences. These tax credits were fully amortized as of December 31, 2005.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for those uncertain tax positions where it determines it is not probable that a benefit taken on the tax return will be sustained. There is considerable judgment involved in determining whether positions taken on the tax return are probable of being sustained. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and interpretations.

(j) Revenue Recognition

Revenue is recognized and presented net of sales taxes when services are provided regardless of the period in which they are billed. Unbilled and deferred revenue is recognized based on the Company’s billing cycle dates. The Company’s service revenue is billed throughout the month according to the bill cycle in which a particular customer is placed. As a result of bill-cycle cut-off dates, the Company is required to make estimates for service revenue earned but not yet billed as well as advance billings at the end of each month.

Revenue from sales of telephone equipment is recognized upon delivery to the customer for direct sales of equipment while revenue from sales-type leases is recognized upon delivery to the customer in an amount equal to

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized using the effective interest method. For 2006, 2005 and 2004, the Company recognized $6.4 million, $6.5 million, and $5.4, respectively, in revenue from sales of telephone equipment and Wireless handsets and accessories. The related cost of sales was approximately $7.2 million, $6.7 million, and $5.5 in 2006, 2005 and 2004, respectively.

Installation fees are deferred and the related costs are capitalized and amortized over the estimated life of the customer, which is 3 to 7 years.

The Company publishes, prints, sells advertising in and performs related services concerning alphabetical and classified telephone directories and electronic product offerings. The Company recognizes revenues and related expenses over the life of the related print directory, which is 12 months.

The Company participates in revenue pooling arrangements with other local exchange carriers administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization. NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore, revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. Management periodically reviews these estimates and makes adjustments as applicable.

The Company periodically makes claims for recovery of certain amounts related to access charges on certain minutes of use terminated by the Company on behalf of other carriers. Management is unable to reasonably estimate the timing and amount of ultimate recovery from these claims until collection negotiations have been concluded. As a result of this uncertainty, the Company has not recorded revenue for these items. Upon assurance of collectability, the Company will recognize revenue in the period that assurance or collection occurs. Claims presented by other carriers to the Company are recorded at their estimated payment amounts.

Wireless revenues are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Based on the provisions of EITF No. 00-21, the Company divides these arrangements into separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. Any non-refundable, up-front activation fee charged to the subscriber, that is allocated to the handset and to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset, is recognized as revenue when the handset is delivered and accepted by the subscriber.

(k) Goodwill and Intangibles

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued amortization of goodwill and began utilizing the fair-value based impairment approach. The Company tests goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

Other intangibles consist primarily of wireless licenses. Wireless licenses have terms of 10 years, but are renewable through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless licenses. Therefore, upon adoption of SFAS No. 142, the Company no longer amortizes wireless licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company periodically reviews its determination of an indefinite useful life for wireless licenses. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, an impairment loss shall be recognized in an amount equal to that excess. Accordingly, the Company tests other intangibles for impairment on an annual basis.

As of December 31, 2006 and 2005, the Company completed its annual impairment test that resulted in no impairment charge to goodwill or wireless licenses as the determined fair values exceeded the carrying values.

As described in the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2006, WONC, Wavetel NC License Corporation, Wavetel, and Wavetel TN, L.L.C. (the “Affiliate Companies”), which are the Company’s subsidiaries that were the holders of the Company’s Educational Broadband Service (“EBS”) and Broadband Radio Service (“BRS”) spectrum, and related rights and obligations, completed a sale to Fixed Wireless Holdings, LLC, an affiliate of Clearwire Corporation (“Fixed Wireless”) of all of the Affiliate Companies’ BRS spectrum licenses, EBS spectrum lease rights and related assets and obligations for total consideration of $16 million, less costs to sell of $0.4 million.

Other intangible assets at December 31, 2006 and December 31, 2005 consisted of wireless licenses with a carrying value of $20.0 million.

(l) Advertising

The Company expenses the costs of advertising as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred advertising costs of $3.7 million, $2.6 million and $2.7 million, respectively.

(m) Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of property and equipment and long-lived assets; valuation allowances for receivables; deferred income tax assets; revenue recognition; goodwill and intangibles; investments; and obligations related to carrier billings and employee benefits. Actual results could differ from those estimates.

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

(o) Stock Option Plans

At December 31, 2006, the Company had five stock-based compensation plans, which are more fully described in Note 2 herein.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified-prospective transition method, with no material impact on its consolidated financial statements. Under the modified-prospective transition method, SFAS No. 123R applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $0.3 million of unearned compensation recorded in the shareholders’ equity section of the Consolidated Balance Sheet. This amount was eliminated against the Company’s common stock account on January 1, 2006. The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At December 31, 2006, the majority of the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

Prior to January 1, 2006, the Company accounted for its stock option plans and its employee stock purchase plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under this method, no compensation expense was recognized for issuances of stock pursuant to the employee stock purchase plan, or for stock option grants, with the exception of the acceleration of the vesting of stock options during the third quarter of 2005. In accordance with SFAS No. 123R, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to January 1, 2006.

Prior to the adoption of SFAS No. 123R, had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	2005	2004

Assumptions used in Black Scholes pricing model:
Expected dividend yield	2.50%	1.92%
Risk-free interest rate	4.20%	3.30%
Weighted average expected life	5 years	5 years
Expected volatility	57%	52%
Fair value per share of options granted	$4.73	$5.65

Net income as reported	$14,549	$14,703
Stock based compensation costs, net of income tax, included in net income as reported	602	812
Additional stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	3,806	1,086
Pro-forma net income	10,743	13,617

Earnings per share as reported — basic	0.77	0.78
Earnings per share as reported — diluted	0.77	0.77

Pro-forma earnings per share — basic	0.57	0.72
Pro-forma earnings per share — diluted	0.57	0.72

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Earnings Per Share

Basic earnings per share are computed by dividing earnings for common stock by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share are calculated by including all dilutive common shares such as stock options and nonvested stock. Anti-dilutive shares of common stock totaling 137,000 in 2006, 1,015,000 in 2005, and 544,000 in 2004 were not included in the computation of diluted earnings per share and diluted weighted-average shares outstanding because the exercise price of these options was greater than the average market price of the common stock during the respective periods. At December 31, 2006, 2005 and 2004, the Company had total options outstanding of approximately 578,000, 1,706,000 and 1,328,000, respectively. During the first quarter of 2007, as part of the Company’s long-term incentive plan the Company will issue approximately 33,000 unrestricted shares and approximately 100,000 nonvested shares at an average share price of $21.78 per share. No adjustment to earnings for common stock is required when computing diluted earnings per share.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company included the entire amount of excess tax benefits that would be credited to additional paid-in capital upon the exercise of its dilutive stock options in its diluted weighted-average share calculation.

(q) Derivative Instruments

The Company is exposed to certain interest rate risks as part of its ongoing business operations and may use derivative financial instruments, where appropriate, to manage these risks. The Company does not use derivatives for trading or speculative purposes.

The Company had one interest rate swap agreement that established a fixed rate of interest on $5.0 million of the outstanding balance under the revolving credit facility at December 31, 2005. Under this agreement, the Company paid interest on $5.0 million of the line of credit at a fixed rate of 4.53% in return for receiving interest at LIBOR. This agreement was settled on March 29, 2006. The Company did not hold any derivative instruments at December 31, 2006.

The Company accounted for this agreement under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company recognized all derivative financial instruments as assets and liabilities and measured them at fair value. The variable-to-fixed interest rate swaps were recorded on the balance sheet at fair value, with changes in fair value recorded through interest expense.

(r) Recent Accounting Pronouncements

Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB No. 108, it used the roll-over method for quantifying financial statement misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative effect adjustment and how and when it arose. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.

The Company had not previously recorded deferred revenue for certain ILEC, Internet and Wireless customer accounts. Also, the Company previously did not record unbilled revenue for certain ILEC end-user accounts. As a result, the Company’s deferred revenue was understated by $2.3 million, retained earnings were overstated by $1.3 million, deferred tax asset was understated by $0.9 million and accounts receivable was understated by $0.1 million at December 31, 2005. The Company previously quantified these errors under the roll-over method and concluded they were immaterial individually and in the aggregate. The Company adopted SAB No. 108 on December 31, 2006 and recorded these adjustments using the cumulative effect transition method as of January 1, 2006.

Historically, the Company had fully reserved a state deferred tax asset in prior years despite the existence of deferred tax liabilities that will reverse prior to the expiration of the deferred tax asset. The Company has determined that it would have been appropriate to reduce the related valuation allowance by the $21.3 million of net future taxable temporary differences that will turn prior to the expiration of the net economic loss income tax carryforwards, resulting in a cumulative tax benefit of approximately $1.0 million at December 31, 2005. As a result, the Company’s deferred tax asset and retained earnings were both understated by $1.0 million at December 31, 2005. The Company previously quantified these misstatements under the roll-over method and concluded they were immaterial individually and in the aggregate. The Company adopted SAB No. 108 on December 31, 2006 and recorded these adjustments using the cumulative effect transition method as of January 1, 2006.

The following table summarizes the effects of the items described above, up to January 1, 2006, of applying the guidance in SAB No. 108 (in thousands):

	Period in which the Misstatement Originated
	Cumulative			Adjustment
	Prior to	Year Ended		Recorded as of
	January 1,	December 31,		January 1,
Increase/(decrease)	2004	2004	2005	2006

Accounts receivable	$131	$(15)	$(6)	$110
Deferred revenue	2,230	11	100	2,341
Deferred income taxes	1,712	168	1	1,881
Impact on net income	(387)	142	(105)
Retained earnings				(350)

Emerging Issues Task Force Issue No. 06-4
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The EITF reached a consensus that for a split-dollar life insurance arrangement within the scope of EITF 06-4, an employer should recognize a liability for future benefits in accordance with existing accounting guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will adopt EITF 06-4 on January 1, 2007, with no expected material effect on its consolidated financial statements.

EITF Issue No. 06-4
In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. The EITF reached a conclusion that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract and that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-5 on January 1, 2007, with no expected material effect on its consolidated financial statements.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008 and is currently evaluating the impact of SFAS No. 157 on the results of operations, financial position and cash flows.

SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company currently measures its plan assets and benefit obligations at December 31. See Note 13 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

FASB Interpretation No. 48
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact of FIN 48 on the results of operations, financial position and cash flows.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF Issue No. 06-3
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

(2) Stock Compensation Plans

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

The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in future periods as a result of the Company’s application of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006. The Company’s expense that will be eliminated as a result of the acceleration of the vesting of these options could approximate up to $5.8 million. The Company believes based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options that the acceleration was in the best interest of the Company and its shareholders. In addition, beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants.

At December 31, 2006, the Company had five stock-based compensation plans, which are described below:

•	Comprehensive Stock Option Plan — Under the Comprehensive Option Plan, 180,000 shares of common stock have been reserved for issuance. At December 31, 2006, 480 shares of common stock were ungranted.

•	Restricted Stock Award Program — The aggregate amount of common stock that may be awarded to participants under the Program is 180,000 shares. At December 31, 2006, 455 shares of common stock were authorized but ungranted under the Program.

•	Director Compensation Plan — This plan was approved to provide each member of the Board of Directors the right to receive Director’s compensation in shares of common stock or cash, at the Director’s discretion. An aggregate of 90,000 shares have been reserved for issuance under the Director Plan. All compensation for a Director who elects to receive shares of stock in lieu of cash will be converted to shares of stock based upon

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair market value of the common stock on the issue date. All subsequent compensation to the Director is converted to shares of common stock based upon the fair market value of the common stock on the date such compensation is paid or made available to the Director. During 2006 and 2005, the Company issued 7,954 shares and 13,554 shares with an average fair market value of approximately $13 and $11, respectively. These shares related to Directors who elected to receive their compensation in shares for meetings attended during the previous year. Directors’ compensation expense is accrued during the year as meetings are attended. At December 31, 2006, no shares were available for issuance under the Director Plan.

•	Omnibus Stock Compensation Plan — Under this plan, 800,000 shares of common stock were reserved for issuance. The Stock Plan provides for awards of stock, stock options and stock appreciation rights. There are no stock appreciation rights outstanding. The Company issued 49,932 stock awards under the Stock Plan. Shares of common stock authorized for issuance under the Stock Plan but ungranted as of December 31, 2001 were transferred to the 2001 Stock Incentive Plan as authorized by the approval of the 2001 Stock Incentive Plan. The total shares authorized but ungranted are discussed below under the Amended and Restated 2001 Stock Incentive Plan.

•	Amended and Restated 2001 Stock Incentive Plan (the “Stock Incentive Plan”) — This plan was approved and allows for stock options, stock appreciation rights, restricted stock, stock units, dividend equivalent rights and performance and annual incentive awards. Under the Stock Incentive Plan, 2.6 million shares, plus any shares remaining available for grant under the Company’s Omnibus Stock Compensation Plan, have been reserved for issuance. Of the 2.6 million shares reserved for issuance, 1.2 million shares were reserved for non-option grants. At December 31, 2006, the number of shares of common stock authorized for issuance but ungranted was approximately 1,344,000 shares. The number of shares authorized but ungranted includes any shares that have become available due to forfeitures or have been reacquired by the Company for any reason without delivery of the stock, as allowed under the terms of the Stock Incentive Plan and the Omnibus Stock Compensation Plan. There have been no stock appreciation rights or dividend equivalent rights granted by the Company. The Company issued 28,098 stock units under the plan during the year ended December 31, 2006 with an average fair market value of approximately $13. The Company has issued a total of 80,781 stock units under the Stock Incentive Plan, all of which were outstanding as of December 31, 2006. These stock units are accounted for as liability awards and any changes to the fair value are recognized in compensation expense. During the year ended December 31, 2006, the Company recognized compensation expense of approximately $0.8 million related to these stock units.

During the years ended December 31, 2006, 2005 and 2004, respectively, the Company granted 88,496, 134,126 and 113,827 unrestricted and nonvested shares, of which 56,902, 121,192 and 106,819 were nonvested shares, respectively, under the Stock Incentive Plan to participants with a weighted-average fair value of $13, $11 and $12, respectively, measured at the grant-date fair value. At December 31, 2006, there were 99,353 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. For the year ended December 31, 2006, the Company recognized compensation expense and related tax benefits from nonvested shares of $0.6 million and $0.2 million, respectively, compared to $0.8 million and $0.3 million, respectively, for the same period in 2005, and $0.8 million and $0.3 million, respectively, for the same period in 2004. At December 31, 2006, unrecognized compensation expense related to nonvested shares was $0.3 million, which will be recognized over a weighted-average period of 1.2 years.

Prior to August 10, 2005, the Company granted stock options under the Stock Incentive Plan. These options were granted at prices determined by the Board of Directors, which was the closing price on the date of grant, and expire within 10 years of the date of grant. Beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $8.9 million, $0.2 million and less than $0.1 million, respectively. The weighted-average grant-date fair value of stock options granted during 2005 and 2004 was $11 and $12,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. There were no stock options granted during the year ended December 31, 2006. The weighted-average grant-date fair value of nonvested shares granted during 2006, 2005 and 2004 was $13, $11 and $13, respectively.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $3.4 million credited to additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Consolidated Statements of Cash Flows.

Activity under the Company’s stock option plans for the year ended December 31, 2006 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(in thousands)

Options outstanding and exercisable at December 31, 2005	1,706,179	$13
Options exercised	(1,102,422)	12
Options forfeited	(25,574)	16

Options outstanding and exercisable at December 31, 2006	578,183	$16	6.35	$4,257

Nonvested share activity for the year ended December 31, 2006 was as follows:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Value

Nonvested shares at December 31, 2005	156,160	$11
Shares granted	56,902	13
Shares vested	(113,683)	11
Shares forfeited	(26)	11

Nonvested shares at December 31, 2006	99,353	$12

The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was approximately $1.5 million, $1.3 million and $0.8 million, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Investments in Unconsolidated Companies

Investments in unconsolidated companies consist of the following at December 31 (in thousands):

	Ownership
	Percentage
	2006	2006	2005

Equity Method:
Palmetto MobileNet, L.P.	0.0%	$—	$10,654
Other	Various	35	35
Cost Method:
Magnolia Holding Company, LLC	4.6%	1,111	1,587
PRE Holdings, Inc	0.0%	—	2,100
InComm	0.2%	1,304	—
Other	Various	1,220	1,242

Total		$3,670	$15,618

Palmetto MobileNet, L.P. (“Palmetto”) is a partnership that held a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million, which included $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million, which resulted in a gain of $0.8 million.

In May 2003, the Company purchased a 4.6% interest in Magnolia Holding Company, LLC. (“Magnolia”) for $3.0 million. The primary asset of Magnolia was Knology, Inc. (“Knology”), a company that provides voice, video, data and Internet connectivity to consumers, which became public in December 2003. In August 2003, the Company received a distribution from Magnolia in the form of shares of Knology preferred stock, which were later converted to common stock prior to Knology going public. This distribution by Magnolia reduced the value of the Company’s investment in Magnolia. The shares of Knology stock were classified as available-for-sale investment securities at December 31, 2005. During the first and second quarters of 2006, the Company sold all of its shares of Knology stock, which is discussed in Note 4.

During 2003 and 2004, the Company purchased a 4.0% interest in ITC Financial Services, LLC (“ITC Financial”) for $2.1 million. ITC Financial was formed to develop a prepaid debit card business that uses a nationwide network of automated terminals that recharge debit cards for certain transaction fees. In December 2004, ITC Financial merged with PRE Solutions to form PRE Holdings, Inc. The Company’s ownership interest in the newly formed company was 1.7%. In June 2006, InComm purchased PRE Holdings, Inc. The Company’s shares of PRE Holdings, Inc. were redeemed for shares of InComm stock and cash of $0.4 million. The Company’s ownership interest in InComm is 0.2%.

During the first quarter of 2006, the Company recognized impairment losses of $0.4 million and $0.3 million on InComm and Magnolia, respectively. The impairment losses were determined based upon fair value resulting from a transaction between the investee and another company. These impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

The Company recognized income of $90.1 million, $4.3 million, and $5.8 million in 2006, 2005 and 2004, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the income was attributable to Palmetto. During 2006, 2005 and 2004, the Company received cash distributions from Palmetto of $97.4 million, $4.6 million, and $3.7 million, respectively.

As discussed above, the Company sold its remaining investment in Palmetto for $4.2 million during the third quarter of 2006. Summarized financial position information and results of operations for Palmetto as of December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Current assets	$1,555	$1,425	$3,125
Property and other non-current assets	9,195	104,627	104,730
Current liabilities	11	476	398
Long-term debt	—	12,550	13,582
Other liabilities	1,251	—	—
Partners’ capital	9,499	93,025	93,876
Equity in earnings of RSA partnership interests	3,499	20,861	26,563
Operating income	3,462	20,024	26,009
Net income	357,420	19,519	25,793

(4) Investment Securities

The book value, gross unrealized holding gains and losses and fair value for the Company’s investments at December 31, 2006 and 2005, were as follows (in thousands):

Investment Securities	Book	Gross Unrealized	Gross Unrealized
Available-for-Sale	Value	Holding Gains	Holding Losses	Fair Value

At December 31, 2006	$4,869	$558	$(46)	$5,381

At December 31, 2005	$5,379	$537	$(71)	$5,845

Certain investments of the Company are and have been in continuous unrealized loss positions. The gross unrealized losses and fair value and length of time the securities have been in the continuous unrealized loss position at December 31, 2006 is as follows (in thousands):

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Common Stock	$—	$—	$93	$(46)	$93	$(46)

Total temporarily impaired securities	$—	$—	$93	$(46)	$93	$(46)

The fair value and unrealized losses noted above relate to two different investments. The Company has the ability and intent to hold these investments until the recovery of the fair value. The Company will continue to evaluate these investments on a quarterly basis to determine if the unrealized loss is other-than-temporarily impaired at which time the impairment loss would be recognized.

In 2006, 2005 and 2004 proceeds from the sale of investment securities available for sale were $1.4 million, $2.7 million, and $2.5 million, respectively, and included in income were gross realized gains of $0.9 million, $0.4 million, and $0.5 million, respectively. Gross realized losses were insignificant in 2006, 2005 and 2004.

During 2006, 2005 and 2004, the Company recognized impairment losses of $0.2 million, $0.5 million, and $1.4 million, respectively. Of the $1.4 million in 2004, $1.3 million related to an impairment loss on an equity security investment due to a decline in fair value of the equity security that, in the opinion of management, was

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be other than temporary. Impairment losses are included in the caption “Impairment of investments” on the Consolidated Statements of Income.

At December 31, 2006, the Company held $86.7 million of tax-exempt auction rate securities that are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives tax-exempt interest income on these auction rate securities when the interest rates reset or semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at December 31, 2006.

(5) Property and Equipment

Property and equipment at December 31, 2006 and 2005 is composed of the following (in thousands):

	2006	2005

Land, buildings and general equipment	$92,971	$91,496
Central office equipment	203,118	190,220
Poles, wires, cables and conduit	174,875	163,868
Construction in progress	20,043	4,545

	491,007	450,129
Accumulated depreciation	(281,099)	(249,950)

Property and equipment, net	$209,908	$200,179

The Company’s construction in progress increased $15.5 million to $20.0 million at December 31, 2006, primarily related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and data services.

As a result of its periodic assessment process during the second quarter of 2006, the Company refined its estimate of capitalized labor to more accurately reflect the cost of the assets constructed. This change resulted in the Company capitalizing an additional $0.6 million ($0.4 million net of taxes or $0.02 earnings per share).

For the year ended December 31, 2006, the Company recognized an impairment charge of $0.2 million related to certain fixed wireless broadband equipment, which was recorded in selling, general and administrative expenses.

(6) Asset Retirement Obligations

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

Asset retirement obligations for the Company that have been recorded relate primarily to the removal of underground storage tanks, disposal of lead-acid batteries and the removal of wireless cell site equipment associated with contractual tower leases. At December 31, 2006, the Company had an asset retirement obligation of $0.3 million. The Company also has asset retirement obligations related to pole attachment agreements, right

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of way agreements and the removal of asbestos. At December 31, 2006, the Company had no liability recorded for these asset retirement obligations as they have indeterminate settlement dates.

The following table summarizes activity related to the Company’s asset retirement obligation for the year ended December 31, 2006 (in thousands):

Balance at December 31, 2005	$265
Liabilities incurred	24
Liabilities settled	(5)
Accretion expense	19

Balance at December 31, 2006	$303

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

The Company’s right of way agreements give the Company the right to use the land or other property of another party to place poles, conduits, cables, other structures and equipment, or to provide passage to access such structures and equipment. The right of way agreements that have asset removal terms generally have perpetual renewal terms; therefore, they have an indeterminate settlement date as the range of time over which the Company may settle the related asset retirement obligations cannot be estimated. Therefore, the Company cannot reasonably estimate the fair value of the liability. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

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

(7) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Notes Receivable, Other Assets, and Accounts Payable  — the carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities — debt and equity securities are carried at fair value based on quoted market value.

Other Investments — fair value is determined through the evaluation of available financial information and reports for the Company’s other investments recorded on the cost method.

Debt Instruments — the fair value of the Company’s long-term debt is estimated by discounting the scheduled payment streams to present value based on current rates for similar instruments of comparable maturities.

Based on the methods and assumptions noted above, the estimated fair values of the Company’s financial instruments, excluding the fixed-rate term loan, approximate carrying amounts at December 31, 2006 and 2005 due to the variability in interest rates of the underlying instruments.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the $40.0 million and $45.0 million fixed-rate term loan at December 31, 2006 and 2005, respectively, was approximately $42.3 million and $48.1 million, respectively. The fair value estimate is based on the overall weighted interest rates and maturity and the rates and terms currently available in the long term financing markets.

(8) Debt Instruments

Long-term debt at December 31 consists of the following (in thousands):

	2006	2005

Line of credit with interest at LIBOR plus a spread (5.56% at December 31, 2005)	$—	$10,000
Term loan with interest at 7.32%	40,000	45,000

	40,000	55,000
Less: Current portion of long-term debt	5,000	15,000

Long-term debt	$35,000	$40,000

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

The Company has a 7.32% fixed rate $50.0 million term loan that matures on December 31, 2014. At December 31, 2006, $40.0 million was outstanding. On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing $50.0 million term loan. The revolving loan commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly.

Total interest expense recognized in 2006, 2005 and 2004 was $3.3 million, $4.5 million, and $4.8 million, respectively. The aggregate maturities of debt instruments at December 31, 2006 are as follows (in thousands):

2007	$5,000
2008	5,000
2009	5,000
2010	5,000
2011	5,000
Thereafter	15,000

Total debt	$40,000

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Leases

(a) Lease Obligations

The Company leases certain equipment under long-term capital lease arrangements. The total obligation under these agreements at December 31, 2006 is $0.1 million, which is classified as short term and is included in other accrued liabilities on the Consolidated Balance Sheets. The assets under these capital leases have been classified in property and equipment and amount to $1.7 million at December 31, 2006 and 2005. Accumulated depreciation of these assets was $1.7 million and $1.3 million at December 31, 2006 and 2005, respectively. The assets are depreciated over the life of the equipment.

The Company also has a number of operating leases, primarily for wireless cell tower sites. Future minimum lease payments under these operating leases and future minimum capital lease payments as of December 31, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31:
2007	$86	$2,332
2008	—	2,332
2009	—	2,079
2010	—	1,804
2011	—	1,249
Thereafter	—	1,997

Total minimum lease payments	86	$11,793

Less amount representing interest at 4.05%	(1)

Present value of net minimum capital lease payments	85
Less current installments of obligations under capital leases	(85)

Obligations under capital leases, excluding current installments	$—

The operating lease commitments include the Company’s expected optional renewal periods that are reasonably assured related primarily to certain cell tower sites. The cell tower leases, which are subject to rent escalation clauses, generally have initial five-year terms with renewal options for additional five-year terms totaling 15 to 25 years. The Company’s rental expense totaled $3.6 million in 2006, $4.0 million in 2005 and $3.4 million in 2004.

(b) Sales-Type Leases

The Company offers its customers the option to lease certain phone systems under sales-type leases where the revenue is recognized upon delivery to the customer in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized using the effective interest method.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lease receivable and related deferred finance charges are as follows at December 31 (in thousands):

	2006	2005

Gross lease receivable	$3,394	$3,342
Deferred finance charges	(665)	(835)

Net lease receivable	$2,729	$2,507

Current portion included in accounts receivable	$909	$778
Non-current portion included in other non-current assets	1,820	1,729

Net lease receivable	$2,729	$2,507

Future minimum lease payments as of December 31, 2006 are (in thousands):

2007	$1,232
2008	977
2009	670
2010	405
2011	110

Total lease receivable	$3,394

(10) Common Stock

There are 100,000,000 shares of voting common stock, no par value, authorized.

The Company has a shareholders’ rights plan that entitles each shareholder the right to purchase additional shares of common stock at a specified price upon the occurrence of certain events related to a potential change in control.

Cash dividends per share of common stock were $0.42 in 2006, $0.37 in 2005 and $0.265 in 2004.

On April 28, 2005, the Board of Directors approved the continuation of the Company’s stock repurchase program. Under this program, the Company was authorized, subject to certain conditions, to repurchase up to 1,000,000 shares of its outstanding common stock during the twelve-month period from April 28, 2005 to April 28, 2006. During the year ended December 31, 2005, the Company repurchased 27,600 shares under this program at an aggregate price of $0.3 million. There were no shares repurchased by the Company during 2006.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Basic weighted-average shares outstanding	19,432	18,785	18,867
Effect of dilutive stock options and nonvested stock	386	162	140

Total diluted weighted-average shares outstanding	19,818	18,947	19,007

(11) Preferred Stock

In May 2005, the Company notified the holders of its 5% series, $100 par value Preferred Stock of its intention to redeem the shares on July 1, 2005. In August 2006, the Company notified the holders of its 4.5% series, $100 par value Preferred Stock of its intention to redeem the shares on October 15, 2006. As a result, the Company effectively entered into a forward purchase contract with these shareholders to repurchase a fixed number of shares in exchange

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for cash. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” states that “certain types of freestanding financial instruments that embody obligations of the issuer must be classified as liabilities.” According to SFAS No. 150, a forward purchase contract that is to be physically settled or net cash settled is an example of such a financial instrument.

The Company has redeemed 3,108 shares of its 5% series Preferred Stock at an aggregate price of $0.3 million of which 248 shares remain to be redeemed. The Company has redeemed 489 shares of its 4.5% series Preferred Stock at $100 per share of which 125 shares remain to be redeemed. At December 31, 2006, the remaining value of the shares was classified as a current liability.

(12) Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Employee Plan”) authorized 500,000 shares of Common Stock to be offered to all employees eligible to purchase shares. The purchase price of shares is 90% of the fair market value of the shares on the last trading day of the offering period. Employees electing to participate have their contributions to the Employee Plan made by payroll deduction. Under the Employee Plan, 4,629, 8,230, and 7,550 shares were issued at a weighted-average purchase price of $17, $9, and $11 per share in 2006, 2005 and 2004, respectively. The Company recognized compensation expense related to the Employee Plan of $7 thousand during 2006.

(13) Employee Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and unrecognized prior service costs, which were previously netted against the plan’s funded status in the Company’s statement of financial position. These amounts will be subsequently recognized in net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table (in thousands). The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	At December 31, 2006
		Postretirement
	Pension Liability	Liability
	Prior to	Prior to	Effect of
	Adopting	Adopting	Adopting
	SFAS No. 158	SFAS No. 158	SFAS No. 158	As Reported

Accrued pension liability	$7,465	$—	$(4,796)	$2,669
Accrued postretirement liability	—	9,978	(1,757)	8,221
Long-term deferred income taxes	—	—	2,588	2,588
Other comprehensive income	—	—	3,966	3,966

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.1 million (less than $0.1 million net of tax) and unrecognized actuarial gains of $4.8 million ($2.9 million net of tax). The prior service

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is less than $0.1 million.

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service costs of ($112) thousand (($68 thousand) net of tax) and unrecognized actuarial gains of $1.6 million ($1.0 million net of tax). The actuarial gain and prior service cost included in accumulated other comprehensive income expected to be recognized in net periodic postretirement benefit cost during the fiscal year ended December 31, 2007 are $0.1 million and less than $0.1 million, respectively.

(a) Pension Plan and Savings Plan

The Company has a trusteed, defined benefit, noncontributory pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s highest five consecutive plan years of compensation out of the preceding fifteen years. Contributions to the plan are based upon the Entry Age Normal Method with Frozen Initial Liability and comply with the funding requirements of the Employee Retirement Income Security Act of 1974. The Company made no cash contributions in 2006 or 2005.

The measurement date is December 31 and the following table sets forth the funded status of the Company’s pension plan, and amounts recognized in the Company’s financial statements at December 31, 2006 and 2005 (in thousands):

	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$(52,791)	$(46,456)
Service cost	(2,447)	(2,241)
Interest cost	(2,896)	(2,824)
Actuarial gain/(loss)	3,441	(3,537)
Actual distributions	2,428	2,267

Benefit obligation at end of year	$(52,265)	$(52,791)

Change in Plan Assets:
Plan assets at fair value at beginning of year	$45,972	$45,531
Actual return on plan assets	6,052	2,708
Actual distributions	(2,428)	(2,267)

Plan assets at fair value at end of year	$49,596	$45,972

Funded status of the plan	$(2,669)	$(6,819)

The following table presents the plan’s funded status at December 31, 2006 (in thousands):

2006

Current liability	$2,111
Noncurrent liability	558

Underfunded status at end of year	$2,669

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the funded status of the Company’s pension plan and amounts recognized in the Company’s financial statements at December 31, 2005 (in thousands):

2005

(Accrued) Prepaid Pension Costs
Funded Status	$(6,819)
Unrecognized net actuarial loss	1,048
Unrecognized prior service cost	55

Net amount recognized	$(5,716)

No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2007.

The Company’s pension plan has adopted an investment strategy to invest 65% to 75% of plan assets in equity investments and 25% to 35% in fixed income investments. The Company’s expected return of 8% is based on historical returns found in the Ibbotson Statistical Reference Book, “Stocks, Bonds, Bills and Inflation”.

Projected benefit payments for the years ended December 31, are as follows (in thousands):

2007	$2,111
2008	2,198
2009	2,305
2010	2,332
2011	2,379
2012 thru 2016	15,806

A summary of invested plan assets at December 31 follows:

	Percentage of Total Assets
	2006	2005

Summary of Plan Assets:
Cash and cash equivalents	1.2%	1.9%
Equity funds investments	72.4%	74.1%
Fixed income investments	26.0%	24.0%
Accrued income	0.4%	0.0%

Net pension cost for 2006, 2005 and 2004 included the following (in thousands):

	2006	2005	2004

Service cost, benefits earned during the period	$2,447	$2,241	$1,995
Interest cost on projected benefit obligation	2,896	2,824	2,577
Expected return on plan assets	(3,597)	(3,561)	(3,371)
Net amortization and deferral	2	2	2

Net periodic pension expense	$1,748	$1,506	$1,203

	2006	2005	2004

Key assumptions used:
Weighted-average discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	3.5% to 6.5%	3.5% to 6.5%	3.5% to 6.5%
Expected long-term rates of return	8.00%	8.00%	8.00%

The Company estimates that it will be not be required to contribute to the Company’s pension plan in 2007.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan. Accrued costs related to this plan were $0.6 million at December 31, 2006 and 2005. At December 31, 2006, the liability related to this plan was recorded in other long-term liabilities. This plan was frozen on December 31, 2000. Accounts under the Plan continue to accrue interest at an interest rate that is a proxy for the 30-year Treasury bill rate. In both 2006 and 2005 the annual rate of interest was 5.00%. The plan is unfunded.

The Company adopted a defined contribution Executive Non-qualified Excess Plan (the “Deferred Compensation Plan”) during 2001 for certain key executives. The Deferred Compensation Plan allows participants to defer compensation, including certain equity-based compensation. At December 31, 2006 and 2005, the Company’s liability related to the Deferred Compensation Plan was $4.0 million and $2.0 million, respectively, and is recorded in other long-term liabilities. The Company has an asset in place related to this liability in the form of corporate owned life insurance with net surrender value of $2.3 million and $1.6 million at December 31, 2006 and 2005, respectively.

(b) Employee Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute a portion of their eligible compensation to the plan on a tax-deferred basis. The Company contributed employee-matching funds of $1.0 million, $1.0 million, and $1.1 million, for 2006, 2005 and 2004, respectively.

(c) Postretirement Benefits

In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical benefits and life insurance coverage to full-time employees hired prior to January 1, 1993 who meet minimum age and service requirements. The plan is contributory with respect to coverage for certain retirees and beneficiaries. The Company’s policy is to fund the cost of medical benefits as claims are paid.

The Company has adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and has elected to amortize the transition liability over 15 years. SFAS No. 106 requires the accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to the employee and employee’s beneficiaries and covered dependents.

The following table presents the plan’s accumulated postretirement benefit obligation at December 31, 2006 and 2005 (in thousands):

	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$(8,453)	$(8,558)
Service cost	(51)	(58)
Interest cost	(494)	(475)
Amendments	—	523
Actuarial loss	(321)	(381)
Benefit payments, net of participant contributions(1)	621	496

Benefit obligation at end of year	$(8,698)	$(8,453)

(1)	The Company funded $0.5 million for 2007 in December 2006.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the plan’s funded status at December 31, 2006 (in thousands):

2006

Current liability	$280
Noncurrent liability	7,941

Underfunded status at end of year	$8,221

The following table reconciles the funded status of the Company’s postretirement plan and amounts recognized in the Company’s financial statements at December 31, 2005 (in thousands):

2005

(Accrued) Prepaid Postretirement Costs
Funded Status	$(8,453)
Unrecognized net actuarial gain	(2,012)
Unrecognized prior service cost	(142)

Net amount recognized	$(10,607)

Projected benefit payments exclusive of participant contributions for the years ended December 31, are as follows (in thousands):

2007	$280
2008	733
2009	714
2010	693
2011	677
2012 thru 2016	3,231

Net periodic postretirement benefit cost for 2006, 2005 and 2004 includes the following components (in thousands):

	2006	2005	2004

Service cost	$51	$58	$68
Interest cost	494	475	499
Amortization of transition obligation over 15 years		—	352
Amortization of gain	(46)	(117)	(154)
Amortization of prior service cost	(29)	(365)	(335)

Net periodic postretirement benefit cost	$470	$51	$430

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key assumptions used:

Measurement date	December 31, 2006	December 31, 2005
Discount rate	6.00%	5.75%
Rate of increase in compensation levels	4.00%	4.00%
Assumed medical trend:
Current trend rate	6.00%	9.00%
Ultimate trend rate	6.00%	6.00%
Years to ultimate trend rate	—	1

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

Under new plan provisions, which were effective January 1, 2006, the Company pays a fixed annual amount towards each eligible post-65 retiree’s health care coverage. Retirees are required to pay all future premium increases in excess of the Company’s current contribution. As future increases are passed on to these retirees, the trend (which is the rate at which premiums and claims are projected to increase in the future) will not affect the cost of the plan.

(14) Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 were allocated as follows (in thousands):

	2006	2005	2004

Income from operations	$44,638	$9,308	$9,445
Stockholders’ equity, for unrealized holding gains and losses on debt and equity securities recognized for financial reporting purposes and benefit from exercise of stock options and adoption of SFAS 158	(783)	(20)	(155)

Income tax expense attributable to income from operations for the years ended December 31, 2006, 2005 and 2004, consists of (in thousands):

	2006	2005	2004

Current:
Federal	$41,229	$10,147	$1,701
State	7,648	1,924	1,872

	48,877	12,071	3,573

Deferred:
Federal, net of investment tax credit amortization	(4,174)	(2,533)	6,463
State	(65)	(230)	(591)

	(4,239)	(2,763)	5,872

Total	$44,638	$9,308	$9,445

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% in 2006, 2005 and 2004 to pretax income from operations as a result of the following (in thousands):

	2006	2005	2004

Amount computed at statutory rate	$40,705	$8,350	$8,452
State income taxes, net of federal income tax	4,746	1,438	721
Increase (decrease) in valuation allowance	182	(337)	(248)
Amortization of federal investment tax credit	—	(115)	(115)
Worthless stock deduction	—	—	(2,100)
State audit settlement, net of federal income tax	—	—	2,605
Tax exempt interest	(937)	—	—
Other, net	(58)	(28)	130

Income tax expense from operations	$44,638	$9,308	$9,445

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Deferred tax assets
Current:
Accrued expenses	$1,327	$655
Accrued post-retirement and pension benefits	834	—

Total gross current deferred tax assets	2,161	655
Non-current:
Accrued post-retirement and pension benefits	3,356	6,250
Accrued incentive	1,812	1,015
Amortization of start-up costs	261	1,956
State net operating loss carryforwards	3,806	3,768
Other accrued expenses and allowances	3,078	2,913

Total gross non-current deferred tax assets	12,313	15,902

Total gross deferred tax assets	14,474	16,557
Total valuation allowance	(1,920)	(2,694)

Total net deferred tax assets	12,554	13,863
Deferred tax liabilities
Current:
Prepaid expenses	957	981

Total gross current deferred tax liabilities	957	981
Non-current:
Property and equipment, primarily related to depreciation differences	30,237	33,945
Other	3,363	4,447

Total gross non-current deferred tax liabilities	33,600	38,392

Total gross deferred tax liabilities	34,557	39,373

Net deferred tax liabilities	$22,003	$25,510

The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was a decrease of $0.8 million, $0.3 million, and $0.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006.

Historically, the Company had fully reserved a state deferred tax asset in prior years despite the existence of deferred tax liabilities that will reverse prior to the expiration of the deferred tax asset. The Company has determined that it would have been appropriate to reduce the related valuation allowance by the $21.3 million of net

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future taxable temporary differences that will turn prior to the expiration of the net economic loss income tax carryforwards, resulting in a cumulative tax benefit of approximately $1.0 million at December 31, 2005. As a result, the Company’s deferred tax asset and retained earnings were both understated by $1.0 million at December 31, 2005. The Company previously quantified these misstatements under the roll-over method and concluded they were immaterial individually and in the aggregate. The Company adopted SAB No. 108 on December 31, 2006 and recorded these adjustments using the cumulative effect transition method as of January 1, 2006.

At December 31, 2006, the Company has net operating loss carryforwards for state income tax purposes in certain subsidiaries of approximately $85.0 million that will expire in the years 2010-2021.

In October 2003, the Company received income tax assessments from the North Carolina Department of Revenue related to certain tax returns filed for the years ended December 31, 1998, 1999 and 2000. On January 31, 2005, the Company reached a tentative agreement with the State of North Carolina and advanced a cash payment of $4.5 million, which had been accrued prior to 2005, to settle all matters relating to the tax assessments. The Company received a final executed settlement agreement on March 17, 2005.

During 2004, the Company recognized an income tax benefit of approximately $2.1 million in connection with claiming a worthless stock deduction under IRC Sec. 165(g)(3), related to the Company’s investment in WebServe.

In June 2005, the Company received a report from the Internal Revenue Service (“IRS”) proposing certain adjustments to the Company’s federal income tax returns for the years ended December 31, 2000, 2001, 2002, and 2003. The most significant proposed adjustment relates to the income tax treatment of receipts from the Universal Service Administration Company (“USAC”). The USAC payment adjustment matter involves a temporary difference for which the Company has previously recorded income tax expense. During the second quarter of 2005, the Company reclassified $2.1 million from deferred tax liability to current income tax payable to reflect the USAC tax effect as a current liability. The cumulative effect of the total USAC treatment and other adjustments in connection with the IRS audit is $3.6 million, which is reflected in current income tax expense for the year ended December 31, 2005. The Company continues to dispute the USAC payment adjustment and has filed a formal protest letter with the IRS Appeals Office. As of December 31, 2006, the Company has recorded the expected impact of the proposed adjustments, including the accrual of interest.

(15) Segment Information

The Company has six reportable segments, each of which are strategic businesses that are managed separately due to certain fundamental differences such as regulatory environment or services offered. Of these six reportable segments, five segments are operating business segments and the other segment is an equity method investment in Palmetto. The segments and a description of their businesses are as follows: the incumbent local exchange carrier (“ILEC”), which provides local telephone services; the wireless group (“Wireless”), which provides wireless phone services; the competitive local exchange carrier (“CLEC”), which provides competitive local telephone services to customers outside the ILEC’s operating area; the Greenfield business (“Greenfield”), which provides full telecommunications services to developments outside the ILEC’s operating area; Internet and data services (“IDS”), which provides dial-up and high-speed internet access and other data related services; and Palmetto, which is a limited partnership in which the Company had an equity interest through the Company’s subsidiary, CT Cellular. All other business units, investments and operations of the Company that do not meet reporting guidelines and thresholds are reported under “Other”. The segments and a description of their businesses are as follows:

ILEC

ILEC provides local telephone services,

Wireless

Wireless provides wireless phone services,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEC

CLEC provides competitive local telephone services to customers outside the ILEC’s operating area,

Greenfield

Greenfield services unit provides full telecommunications services to new residential, retail and mixed-use developments outside the ILEC’s operating area,

Internet and Data Services (IDS)

IDS provides dial-up and high-speed Internet access, web hosting and other data related services,

Palmetto

Palmetto MobileNet, L.P. is a limited partnership that held interests in wireless phone service providers in North and South Carolina. The Company had an equity interest in Palmetto MobileNet, L.P. through CT Cellular. On March 15, 2006, Palmetto sold the majority of its assets to Alltel Corporation. In August 2006, the Company sold its remaining investment in Palmetto.

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

	2006	2005	2004
(In thousands)

Operating revenue
ILEC	$95,251	$94,561	$93,016
Wireless	38,255	36,426	32,548
CLEC	19,091	19,272	19,123
Greenfield	10,433	9,636	8,108
IDS	13,841	11,770	10,885
Palmetto	3,499	20,861	26,563

Total	$180,370	$192,526	$190,243

Operating income (loss)
ILEC	$23,292	$23,522	$27,160
Wireless	2,831	3,232	3,987
CLEC	(1,136)	(1,266)	(846)
Greenfield	(2,767)	(2,781)	(3,896)
IDS	4,163	1,603	(403)
Palmetto	3,462	20,024	26,009
Other	(2,122)	(2,346)	(2,448)

Total	$27,723	$41,988	$49,563

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
(In thousands)

Depreciation
ILEC	$20,353	$20,429	$18,925
Wireless	2,596	2,378	1,930
CLEC	2,709	2,546	2,309
Greenfield	4,045	3,427	3,274
IDS	1,290	1,761	2,954
Palmetto	180	180	178
Other	954	1,342	1,378

Total	$32,127	$32,063	$30,948

Assets
ILEC	$253,647	$163,947	$175,824
Wireless	33,948	34,049	33,676
CLEC	14,324	13,606	14,570
Greenfield	31,543	29,549	26,762
IDS	13,393	13,533	13,806
Palmetto	10,750	106,052	107,855
Other	36,833	51,118	49,224

Total	$394,438	$411,854	$421,717

Capital expenditures
ILEC	$25,299	$14,943	$16,204
Wireless	1,789	2,210	2,229
CLEC	2,652	1,499	784
Greenfield	6,039	6,214	5,315
IDS	1,256	1,229	1,380
Palmetto	—	5	1,251
Other	4,999	999	1,285

Total	$42,034	$27,099	$28,448

Reconciliation to net income before tax:

	2006	2005	2004

Segment operating profit	$27,723	$41,988	$49,563
Palmetto MobileNet, L.P.	(3,462)	(20,024)	(26,009)
Total other income	92,038	1,893	594

Income before income taxes	$116,299	$23,857	$24,148

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation to total revenues:

	2006	2005	2004

Segment revenues	$180,370	$192,526	$190,243
Palmetto MobileNet, L.P.	(3,499)	(20,861)	(26,563)

Total revenues	$176,871	$171,665	$163,680

Reconciliation to total depreciation:

	2006	2005	2004

Segment depreciation	$32,127	$32,063	$30,948
Palmetto MobileNet, L.P.	(180)	(180)	(178)

Total depreciation	$31,947	$31,883	$30,770

Reconciliation to total equity in income of unconsolidated companies:

	2006	2005	2004

Segment equity in income of unconsolidated companies	$—	$(5)	$(2)
Equity in income of Palmetto MobileNet, L.P.	90,102	4,280	5,773

Total equity in income of unconsolidated companies	$90,102	$4,275	$5,771

Reconciliation to total investment in unconsolidated companies:

	2006	2005	2004

Segment investment in unconsolidated companies	$3,670	$4,964	$5,069
Investment in Palmetto MobileNet, L.P.	—	10,654	10,933

Total investment in unconsolidated companies	$3,670	$15,618	$16,002

Reconciliation to total assets:

	2006	2005	2004

Segment assets	$394,438	$411,854	$421,717
Investment in unconsolidated companies	3,670	15,618	16,002
Palmetto MobileNet, L.P.	(10,750)	(106,052)	(107,855)

Total assets	$387,358	$321,420	$329,864

(16) Summary of Quarterly Income Statement Information (Unaudited)

A summary of quarterly income statement information for the years ended December 31, 2006 and 2005, follows (in thousands, except per share data):

	2006 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$43,139	$43,957	$45,006	$44,769
Operating income	5,119	4,764	6,646	7,732
Net income	57,489	3,893	5,120	5,159

Basic earnings per common share	$3.04	$0.20	$0.26	$0.26
Diluted earnings per common share	$3.00	$0.20	$0.26	$0.26

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$41,397	$41,033	$44,943	$44,292
Operating income	5,100	3,548	7,078	6,238
Net income	2,989	2,953	4,736	3,871

Basic earnings per common share	$0.16	$0.16	$0.25	$0.21
Diluted earnings per common share	$0.16	$0.15	$0.25	$0.20

SCHEDULE II

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions
	Balance,	Additions	From
	Beginning	Charged to	Reserves	Balance,
Description	of Year	Income	(See Note)	End of Year

Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for uncollectible accounts:
Year ended December 31, 2006	$337	$1,210	$1,314	$233
Year ended December 31, 2005	313	1,127	1,103	337
Year ended December 31, 2004	567	1,399	1,653	313

Note: Represents balances written-off as uncollectible less collections on balances previously written off of $321, $379, and $273 for 2006, 2005 and 2004, respectively.

PALMETTO MOBILENET, L.P.
AND SUBSIDIARY

REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Palmetto MobileNet, L.P. and Subsidiary
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto MobileNet, L.P. and Subsidiary (the Partnership) as of December 31, 2006 and 2005 and the related consolidated statements of income and partners’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto MobileNet, L.P. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Elliott Davis, LLC

January 31, 2007
Columbia, South Carolina

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,524,624	$15,112
Accounts receivable	30,305	5,042
Distributions receivable	—	1,404,740

Total current assets	1,554,929	1,424,894
LAND, BUILDING AND IMPROVEMENTS, NET	7,326,473	7,511,025
INTERESTS IN RSA PARTNERSHIPS	—	91,546,585
GOODWILL	955,670	5,334,236
FUNDS HELD IN ESCROW	912,828	—
OTHER ASSETS	—	234,820

	$10,749,900	$106,051,560

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — PMN, Inc.	$—	$178,368
Accounts payable and accrued expenses	11,162	297,380

Total current liabilities	11,162	475,748
LONG-TERM DEBT	—	12,550,318
DUE TO PMN, INC	896,032	—
DUE TO FORMER PARTNERS	344,045	—

	1,251,239	13,026,066
PARTNERS’ EQUITY	9,498,661	93,025,494

Total liabilities and partners’ equity	$10,749,900	$106,051,560

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS’ EQUITY
For the years ended December 31, 2006 and 2005

	December 31,
	2006	2005

Equity in earnings of RSA partnership interests	$3,499,413	$20,860,756
Management fee	(37,500)	(836,504)

Income from operations	3,461,913	20,024,252

Revenue from real estate rentals	1,238,894	1,257,558
Cost of rental revenues	(646,779)	(570,952)

Income from real estate rentals	592,115	686,606

Other income (expense)
Interest expense	(148,614)	(516,432)
Investment income	284,291	65
Gain on sale of interests in RSA partnerships	358,714,775	—
Goodwill impairment loss	(5,334,236)	—
Other	(150,685)	(675,928)

	353,365,531	(1,192,295)

Net income	357,419,559	19,518,563
Partners’ equity, beginning of year	93,025,494	93,875,702
Repurchase of partners’ interests	(5,594,816)	—
Distributions to partners	(435,351,576)	(20,368,771)

Partners’ equity, end of year	$9,498,661	$93,025,494

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	December 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$357,419,559	$19,518,563
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on sale of interests in RSA partnerships	(358,714,775)	—
Equity in earnings of interests in RSA partnerships	(3,499,413)	(20,860,756)
Depreciation	179,552	179,548
Interest accrued on certificate of deposits	(10,466)	—
Amortization of loan costs	79,590	8,926
Impairment of goodwill	5,334,236	—
Changes in operating assets and liabilities
Accounts receivable	(25,263)	(3,744)
Accounts payable and accrued expenses	431,446	78,079

Net cash provided by (used for) operating activities	1,194,466	(1,079,384)

INVESTING ACTIVITIES
Proceeds from RSA partnership distributions	3,366,189	19,376,069
Proceeds from sale of interests in RSA partnerships, net of selling costs	451,799,323	—
Investment in long-term certificate of deposit	(896,032)	—
(Purchase) disposal of land, building and improvements	5,000	(5,000)

Net cash provided by investing activities	454,274,480	19,371,069

FINANCING ACTIVITIES
Proceeds from long-term debt	—	22,056,796
Repayments of long-term debt	(12,550,318)	(23,087,990)
Repurchase of partners’ interests	(6,154,716)	—
Partnership distributions	(435,254,400)	(20,368,771)

Net cash used for financing activities	(453,959,434)	(21,399,965)

Net increase (decrease) in cash and cash equivalents	1,509,512	(3,108,280)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,112	3,123,392

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,524,624	$15,112

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$283,619	$394,920

Distribution of capital certificates	$(155,230)	$—

See notes to consolidated financial statements which are an integral part of these statements.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Palmetto MobileNet, L.P. is a South Carolina limited partnership and was a general partner in ten general partnerships formed to provide cellular telephone service in certain Rural Service Areas (RSA) in South Carolina and North Carolina. These partnerships’ operations were managed by affiliates of Alltel Communications, Inc. (Alltel). These partnerships were sold in February 2006.

The Partnership’s primary business is currently the investment in HamptonNet, LLC. HamptonNet, LLC, a wholly-owned subsidiary, owns and operates commercial rental real estate located in Columbia, South Carolina.

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

The Partnership maintains its cash and cash equivalent balances in a financial institution located in Columbia, South Carolina.

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

Funds held in escrow

Funds held in escrow include cash and certificates of deposit.

Loan costs

Loan costs are amortized over the term of the loan using the straight-line method.

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company accounts for the purchase price in excess of tangible assets in accordance with Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed annually.

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

Note 2 — Acquisitions

In a prior year, the Partnership acquired equity in two companies and an equity interest in a general partnership in exchange for Partnership equity valued at approximately $57,700,000, resulting in the Partnership obtaining a 50% interest in North Carolina RSA 5 Cellular Partnership and a 50% interest in North Carolina RSA 15 Cellular Partnership. Consistent with investments in the other RSA general partnerships, these interests are accounted for using the equity method. At the acquisition date, the investments in these partnerships exceeded the underlying equity in net assets by approximately $11,116,000 and $37,511,563, respectively. Through 2001, this cost in excess of underlying equity in net assets was being amortized over a 15-year period. Effective January 1, 2002, the Partnership adopted SFAS No. 142 and stopped amortizing the remaining portion of the “cost in excess of underlying equity in net assets”. The net book value of this cost in excess of the underlying equity in net assets at December 31, 2005 was $35,659,898. When the Partnership sold their interest in these RSA Partnerships during 2006, the cost in excess of the underlying interest relating to these RSA’s was reduced to $0.

During 2003, the Partnership purchased certain of its partners’ interests for $17,003,270. This purchase resulted in goodwill of $5,334,236. In accordance with SFAS No. 142, goodwill is not being amortized. During 2006, after the Partnership sold its interest in the 10 RSA partnerships and distributed the majority of the proceeds to the Partnership’s partners, the Partnership determined that this goodwill amount was impaired and recognized an impairment loss of $5,334,236.

During 2006, after the sale of the RSA partnerships and the distribution of the related proceeds, the Partnership purchased certain of its partners’ interests for $6,550,486. This purchase resulted in goodwill of $912,828. In accordance with SFAS 142, this goodwill is not being amortized.

Note 3 — Interests in RSA Partnerships

On March 15, 2006, Palmetto MobileNet, L.P. sold its 50% ownership interests in the ten RSA partnerships providing wireless services in North and South Carolina to Alltel Corporation for approximately $455,000,000 in cash. The Partnership distributed substantially all of the proceeds of the sale to the partners of the Partnership, net of the payment of expenses of the transaction, the debts of the Partnership and a reserve for future claims. The Partnership’s 50% ownership interests in the 10 RSA partnerships represented 86% of the Partnership’s assets at December 31, 2005, and generated 74% and 94% of the Partnership’s revenues (i.e. excluding other income) for the years ended December 31, 2006 and 2005, respectively.

Interests in RSA partnerships, which were all engaged in providing cellular telephone service to rural areas of South Carolina and North Carolina, included:

•	South Carolina RSA No. 2 Cellular General Partnership (50% owned)

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	South Carolina RSA No. 3 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 4 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 5 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 6 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 7 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 8 Cellular General Partnership (50% owned)
•	South Carolina RSA No. 9 Cellular General Partnership (50% owned)
•	North Carolina RSA 5 Cellular Partnership (50% owned)
•	North Carolina RSA 15 Cellular Partnership (50% owned)

Summarized combined financial information for the RSA partnerships is as follows at December 31:

	2006	2005

Current assets	$—	$23,482,288
Noncurrent assets	—	129,354,344
Current liabilities	—	17,925,452
Noncurrent liabilities	—	23,137,805
Partner’s equity	—	111,773,375

	For the Two
	Months Ended	For the Year
	February 28,	December 31,
	2006	2005

Net sales	$35,707,485	$259,319,205
Net income	6,998,820	41,645,174

The 2006 data presented above was obtained from unaudited RSA financial statements prepared by Alltel Corporation.

This transaction did not affect the Partnership’s investment in HamptonNet, LLC or other businesses conducted by the Partnership.

Note 4 — Land, Building and Improvements, Net

Land, building and improvements consists of the following at December 31:

	2006	2005

Land	$2,077,338	$2,077,338
Land improvements	50,000	50,000
Building	4,997,020	4,997,020
Building improvements	1,229,256	1,229,256
Construction in progress	—	5,000

	8,353,614	8,358,614
Less, accumulated depreciation	(1,027,141)	(847,589)

	$7,326,473	$7,511,025

The building and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets.

The Partnership has entered into operating leases with a related party and other third parties for substantially all of the space available in the building owned by HamptonNet, LLC. Lease terms range from 5 to 10 years plus

PALMETTO MOBILENET, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various renewal options. Most leases contain fixed monthly rental amounts plus provisions for reimbursement of certain costs of operating the property.

Total minimum annual leases under the terms of executed leases are as follows:

	Related
	Party	Others	Total

2007	$932,737	$203,830	$1,136,567
2008	935,618	203,830	1,139,448
2009	935,618	203,830	1,139,448
2010	826,675	127,395	954,070
2011	674,154	—	674,154
Thereafter	71,779	—	71,779

	$4,376,581	$738,885	$5,115,466

Note 5 — Long-Term Debt

Long-term debt consists of the following at December 31:

	2006	2005

Line of credit agreement with a bank for $20,000,000; requiring quarterly interest payments at the 90-day LIBOR rate (5.36% at December 31, 2006) plus 2%. This line of credit is secured by a mortgage on the real property owned by HamptonNet, LLC. On November 20, 2006, this line of credit was modified and the maximum available credit was reduced to $5,000,000, the financial covenants were adjusted and the line of credit maturity date was changed to November 29, 2007	$—	$12,550,318

The terms of the line of credit agreement require that certain covenants be met during the year.

The Partnership previously had a $3 million working capital line of credit agreement with the Rural Telephone Finance Cooperative (the RTFC). This line of credit expired during 2003. The terms of the agreement required the Partnership to maintain a specified amount of RTFC Subordinated Capital Certificates (SCC’s). At December 31, 2005, the Partnership continued to own $155,230 of SCC’s, and this amount is included in “other assets.” During 2006, the Partnership distributed $155,230 of SCC’s to the Partnership’s individual partners.

Note 6 — Related Party Transactions

The business affairs of Palmetto MobileNet, L.P. and Subsidiary are managed by its 1.45% general partner, PMN, Inc. For the years ended December 31, 2006 and 2005, approximately $37,500 and $836,500, respectively, was paid to the general partner to perform this function.

Note 7 — Escrow Account

On August 9, 2006, the Partners general partner entered into an escrow agreement, pursuant to provisions of a purchase agreement, whereby the Partnership repurchased Partnership interests from certain partners. This escrow fund was established to satisfy any claims, expenses, costs or other amounts arising from or relating to activities of the Partnership prior to August 9, 2006, the closing date set forth in the purchase agreement. Partnership management is currently unaware of any claims or expenses attributable to periods prior to August 9, 2006. Assuming no claim is pending as of June 30, 2009, the balance of the funds held in escrow will be released by the escrow agent to the Partnership and the Partnership’s former partners in accordance with percentages set forth within the escrow agreement. At December 31 2006, the funds held in escrow totaled $912,828. In addition, the Partnership has recorded a liability of $344,045, which represents the Partnership’s former partners’ portion of the escrow funds as of December 31, 2006.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of CT Communications, as amended. (Incorporated by reference to Exhibit 3.1 of CT Communications’ Registration Statement on Form 8-A filed on January 28, 1999.)
3.2	Bylaws of CT Communications. (Incorporated by reference to Exhibit 3.2 to CT Communications’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006.)
4.1	Amended and Restated Rights Agreement, dated as of January 28, 1999 and effective as of August 27, 1998, between CT Communications and First Union National Bank, including the Rights Certificate attached as an exhibit thereto. (Incorporated by reference to Exhibit 4.2 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999).
4.2	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of CT Communications’ Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 28, 1999.)
10.1	BellSouth Carolinas PCS Limited Partnership Agreement dated December 8, 1994. (Incorporated by reference to Exhibit 10(h) of CT Communications’ Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 14, 1995.)
10.2	Limited Liability Company Agreement of WONC dated October 10, 1995 by and among CT Wireless, Wireless One, Inc. and O. Gene Gabbard. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.)
10.3	1989 Executive Stock Option Plan dated April 26, 1989. (Incorporated by reference to Exhibit 10(d) to CT Communications’ Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 1994.)
10.4	Comprehensive Stock Option Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59645), filed with the Securities and Exchange Commission on May 26, 1995.)
10.5	Employee Stock Purchase Plan dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59643), filed with the Securities and Exchange Commission on May 26, 1995.)
10.6	Restricted Stock Award Program dated April 27, 1995. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 33-59641), filed with the Securities and Exchange Commission on May 26, 1995.)
10.7	Omnibus Stock Compensation Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.10 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.8	1997 Employee Stock Purchase Plan dated April 24, 1997. (Incorporated by reference to Exhibit 10.11 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.9	Change in Control Agreement, dated October 1, 1997, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.12 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.10	Change in Control Agreement, dated as of December 12, 1998, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.14 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 1999.)

Exhibit No.	Description
10.11	Form of Supplemental Executive Retirement Plan, dated June 27, 1997. (Incorporated by reference to Exhibit 10.17 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.12	Contribution Agreement by and among Palmetto MobileNet, L.P., PMN, Inc., CT Communications and Ellerbe Telephone Co., dated as of January 1, 1998. (Incorporated by reference to Exhibit 10.18 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 9, 1998.)
10.13	Amendment to the CT Communications, Inc. Omnibus Stock Compensation Plan, originally effective as of April 24, 1997, dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.26 on CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.14	Amendment to the CT Communications, Inc. 1995 Comprehensive Stock Option Plan dated as of February 22, 2001. (Incorporated by reference to Exhibit 10.27 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.)
10.15	CT Communications, Inc. 1996 Director Compensation Plan. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Registration Statement on Form S-8 (No. 333-15537), filed with the Securities and Exchange Commission on November 5, 1996.)
10.16	CT Communications, Inc. 2001 Employee Stock Purchase Plan, dated April 26, 2001. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.)
10.17	Limited Liability Company Interest Purchase Agreement, dated September 14, 2001, among Wireless One of North Carolina, L.L.C., CT Wireless Cable, Inc., Wireless One, Inc., and WorldCom Broadband Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2001.)
10.18	Executive Nonqualified Excess Plan, as amended, dated December 1, 2001. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2003.)
10.19	Employment Agreement, dated as of April 15, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.20	Employment Agreement, dated as of May 15, 2002, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.21	Change in Control Agreement, dated as of May 20, 2002, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.)
10.22	Change in Control Agreement, dated as of March 10, 2003, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.28 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.23	Change in Control Agreement, dated as of March 7, 2003, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.29 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003.)
10.24	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2004.)

Exhibit No.	Description

10.25	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.26	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.27	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.28	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 5, 2004.)
10.29	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005.)
10.30	Description of Director Stock Unit Program. (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005.)
10.31	Resolution Agreement, dated January 31, 2005, between CT Communications, Inc. and North Carolina Department of Revenue (Incorporated by reference to Exhibit 10 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.)
10.32	Amended and Restated Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of September 1, 1998. (Incorporated by reference to Exhibit 10.41 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.33	First Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of January 1, 1999. (Incorporated by reference to Exhibit 10.42 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.34	Second Amendment to the Agreement of Limited Partnership of Palmetto MobileNet, L.P., dated as of October 8, 2003. (Incorporated by reference to Exhibit 10.43 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.35	Amendment to CT Communications, Inc. 1996 Director Compensation Plan, dated as of August 1, 2004. (Incorporated by reference to Exhibit 10.44 to CT Communications’ Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.)
10.36	CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan: Form of Director Deferred Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2005.)
10.37	Form of Lock-Up Agreement. (Incorporated by reference to Exhibit 99.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2005.)
10.38	Amendment to Change in Control Agreement, dated as of August 16, 2005, between CT Communications and David H. Armistead. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.39	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Coltrane. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)

Exhibit No.	Description

10.40	Amendment to Change in Control Agreement, dated as of August 19, 2005, between CT Communications and Matthew J. Dowd. (Incorporated by reference to Exhibit 10.3 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.41	Amendment to Change in Control Agreement, dated as of September 8, 2005, between CT Communications and James E. Hausman. (Incorporated by reference to Exhibit 10.4 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.42	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Ronald A. Marino. (Incorporated by reference to Exhibit 10.5 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.43	Amendment to Change in Control Agreement, dated as of August 17, 2005, between CT Communications and Michael R. Nash. (Incorporated by reference to Exhibit 10.6 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2005.)
10.44	Description of Annual Incentive and Long-Term Incentive Bonus Awards. (Incorporated by reference to Exhibit 10.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.)
10.45	Description of 2006 Compensation of Directors. (Incorporated by reference to Exhibit 10.2 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2006.)
10.46	Master Loan Agreement between CT Communications, Inc. and COBANK, ACB, dated April 18, 2006. (Incorporated by Reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006.)
10.47	Changes in Registrant’s Certifying Accountant. Letter from KPMG LLP, dated August 17, 2006. (Incorporated by Reference to Exhibit 16.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2006.)
10.48	Amendment No. 1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan. (Incorporated by Reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2006.)
10.49	Form of Amendment No. 1 to the CT Communications, Inc. Amended and Restated 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement. (Incorporated by Reference to Exhibit 10.1 to CT Communications’ Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 3, 2006.)
21.1	Subsidiaries of CT Communications. (filed herewith)
23.1	Consent of Ernst & Young LLP. (filed herewith)
23.2	Consent of KPMG LLP. (filed herewith)
23.3	Consent of Elliott Davis, LLC. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. (furnished herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. (furnished herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S.C. 1350. (furnished herewith)