Form 10-Q
period 2007-03-31
CT COMMUNICATIONS INC /NC
filed 2007-05-03
CIK 23259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     20,272,951 shares of Common Stock outstanding as of April 30, 2007.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$13,662	$14,063
Marketable securities	3,915	—
Short-term investments	82,467	86,741
Accounts receivable and unbilled revenue, net	15,644	16,419
Other	11,012	11,775

Total current assets	126,700	128,998

Investments	7,589	10,960
Property and equipment, net	212,483	209,908
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	8,033	7,597

Total assets	$384,700	$387,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	9,083	12,553
Accrued payroll	4,073	8,636
Customer deposits and advance billings	4,884	4,618
Accrued pension and postretirement benefit cost	3,159	2,391
Other accrued liabilities	3,292	1,687

Total current liabilities	29,491	34,885

Long-term debt	33,750	35,000
Deferred income taxes	19,029	23,060
Postretirement and pension benefits	8,234	8,499
Other	11,703	6,536

Total liabilities	102,207	107,980

Stockholders’ equity:
Common stock, 20,261,952 and 20,035,823 shares outstanding at March 31, 2007 and December 31, 2006, respectively	60,834	59,132
Accumulated other comprehensive income	4,559	4,276
Retained earnings	217,100	215,970

Total stockholders’ equity	282,493	279,378

Total liabilities and stockholders’ equity	$384,700	$387,358

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006 (1)
Operating revenue:
Wireline	$35,651	$33,938
Wireless	9,761	9,157

Total operating revenue	45,412	43,095

Operating expense:
Wireline cost of service (excludes depreciation of $6,522, and $6,532, respectively)	9,745	9,815
Wireless cost of service (excludes depreciation of $688 and $630, respectively)	5,537	5,170
Selling, general and administrative (excludes depreciation of $698 and $958, respectively)	16,099	14,915
Depreciation	7,908	8,120

Total operating expense	39,289	38,020

Operating income	6,123	5,075

Other income (expense):
Equity in income of unconsolidated companies, net	11	89,840
Interest, dividend income and gain on sale of investments	1,351	813
Impairment of investments	—	(876)
Interest expense	(589)	(1,024)
Other expense	(64)	(10)

Total other income	709	88,743

Income before income taxes	6,832	93,818
Income taxes	2,206	36,452

Net income	$4,626	$57,366

Earnings per common share:
Basic	$0.23	$3.04
Diluted	$0.23	2.99

Basic weighted-average shares outstanding	19,960	18,901
Diluted weighted-average shares outstanding	20,137	19,187

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2.
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006 (1)
Net income	$4,626	$57,366

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for sale securities	296	(5)
Reclassification adjustment for gains realized in net income	—	(11)
Amortization of prior service cost and net actuarial gains	(13)	—

Comprehensive income	$4,909	$57,350

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2.
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

				Accum. Other		Total
	4.5% Series	Common	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Stock	Compensation	Income	Earnings	Equity
Balance at December 31, 2005	$61	$42,946	$(307)	$282	$152,898	$195,880
SAB 108 transition cumulative effect adjustment	—	—	—	—	(350)	(350)

Adj. balance at January 1, 2006	$61	$42,946	$(307)	$282	$152,548	$195,530

Net Income (1)	—	—	—	—	57,366	57,366
Issuance of 41,287 shares of common stock	—	564	—	—	—	564
Issuance of 178,195 shares for exercise of stock options	—	1,878	—	—	—	1,878
Forfeiture and cancellation of 48,810 common shares	—	(632)	—	—	—	(632)
Reversal of unamortized unearned compensation balance	—	(307)	307	—	—	—
Tax benefits from exercised stock options	—	227	—	—	—	227
Dividends declared:
Common stock	—	—	—	—	(1,906)	(1,906)
Other comprehensive loss	—	—	—	(16)	—	(16)
Restricted stock compensation including $284 earned in 2006	—	487	—	—	—	487

Balance at March 31, 2006	$61	$45,163	$—	$266	$208,008	$253,498

				Accum. Other		Total
	4.5% Series	Common	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Stock	Compensation	Income	Earnings	Equity
Balance at December 31, 2006	$—	$59,132	$—	$4,276	$215,970	$279,378
FIN 48 transition cumulative effect adjustment	—	—	—	—	(1,075)	(1,075)

Adj. balance at January 1, 2007	$—	$59,132	$—	$4,276	$214,895	$278,303

Net income	—	—	—	—	4,626	4,626
Issuance of 42,190 shares of common stock	—	1,005	—	—	—	1,005
Issuance of 7,880 shares for exercise of stock options	—	97	—	—	—	97
Forfeiture and cancellation of 22,650 common shares	—	(541)	—	—	—	(541)
Tax benefits from exercised stock options	—	279	—	—	—	279
Dividends declared:
Common stock	—	—	—	—	(2,421)	(2,421)
Other comprehensive income	—	—	—	283	—	283
Restricted stock compensation including $244 earned in 2007	—	862	—	—	—	862

Balance at March 31, 2007	$—	$60,834	$—	$4,559	$217,100	$282,493

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2.
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006 (1)
Cash flows from operating activities:
Net income	$4,626	$57,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,908	8,120
Stock compensation expense	1,247	664
(Gain)/loss on retirement of equipment	(73)	4
Postretirement and pension benefits	483	17
Impairments on investments and fixed assets	—	1,066
Gain on sale of investment securities	—	(193)
Interest income on short-term investments	585	(45)
Equity in income of unconsolidated companies	(11)	(89,840)
Undistributed patronage dividends	(50)	(58)
Deferred income taxes and tax credits	(1,680)	(3,146)
Changes in operating assets and liabilities	(3,526)	32,928

Net cash provided by operating activities	9,509	6,883

Cash flows from investing activities:
Capital expenditures	(10,503)	(6,987)
Proceeds from sale of property, plant and equipment	93	32
Proceeds from sale of investment securities	55	344
Proceeds from sale of short-term investments	20,460	—
Purchases of short-term investments	(16,771)	(61,660)
Purchases of investments	—	(116)
Payment for wireless spectrum	—	(300)
Distribution from unconsolidated companies	—	97,457

Net cash (used in) provided by investing activities	(6,666)	28,770

Cash flows from financing activities:
Repayment of long-term debt	(1,250)	(11,250)
Dividends paid	(2,421)	(1,906)
Tax benefits credited to additional paid-in-capital	279	227
Proceeds from common stock issuances	148	913

Net cash used in financing activities	(3,244)	(12,016)

Net cash used in discontinued operations — operating activities	—	(93)

Net (decrease) increase in cash and cash equivalents	(401)	23,544
Cash and cash equivalents at beginning of period	14,063	23,011

Cash and cash equivalents at end of period	$13,662	$46,555

Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under long-term incentive plans	$1,572	$714

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2.
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

In the opinion of the management of CT Communications, Inc. (the “Company”), the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and March 31, 2006. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	RECLASSIFICATIONS

In certain instances, amounts previously reported in the 2006 consolidated financial statements have been reclassified to conform to the presentation of the 2007 consolidated financial statements. Such reclassifications have no effect on net income or retained earnings as previously reported, except for the adjustments discussed below related to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

As discussed in Note 3 below, effective in the first quarter of 2007, the Company reorganized the financial reporting of its operating segments into four operating segments to show amounts previously reported as the Company’s Internet operating segment as a product within the other operating segments. Accordingly, prior period segment information has been recast to conform to the current period presentation. There was no impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108. to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB No. 108 on December 31, 2006 and recorded related adjustments using the cumulative effect transition method as of January 1, 2006. The Company has recast its first quarter 2006 financial results to reflect the first quarter 2006 impact of the SAB No. 108 items.

3.	SEGMENT INFORMATION

Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, which requires segmentation based on internal organization and reporting of revenue and operating income based on internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Historically, the Company has reported its results of operations in six separate operating segments as defined by SFAS No. 131. These six segments were its incumbent local exchange carrier (“ILEC”) segment, competitive local exchange carrier (“CLEC”) segment, Wireless segment, Greenfield segment, Internet segment, and Palmetto MobileNet, L.P. (“Palmetto”) segment.

During 2006, the Company sold its investment in Palmetto and as a result will no longer report results for that segment after December 31, 2006. During the first quarter of 2007, the Company launched its video product to trial customers located within the ILEC service territory, and as a result the Company evaluated whether video should be accounted for as a separate operating segment or as a product within the Company’s existing operating segments. This in turn led the Company to reassess how it manages the business and its assumptions, methodologies and reporting classifications associated with all of its reporting segments. In response to the increased focus on integrated telecommunications bundled offerings and the addition of new product offerings, the Company has restructured its financial reporting processes to present revenues and expenses by defined customer groups. This method of presentation will report revenues and expenses by customer relationship to aid in decision-making. As a result of the restructuring of the Company’s financial reporting process and the assessment performed, the Company modified its segment reporting to

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
report four operating segments: ILEC, CLEC, Greenfield, and Wireless, effective January 1, 2007. As a result, the former Internet segment historical and first quarter 2007 results have been included in the ILEC, CLEC and Greenfield segment results. All other business units, investments and operations of the Company that do not fall under these segments and do not meet reporting guidelines and thresholds are reported under “Other”.
Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s management evaluates performance based on certain operating metrics, including operating revenue and operating income. Intersegment transactions are eliminated. All segments reported below provide services primarily within North Carolina.
Amounts as of and for the three months ended March 31, 2006 have been recast to conform to the current period presentation. Selected data by the Company’s four operating business segments as of and for the three months ended March 31, 2007 and 2006, was as follows (in thousands):
Three months ended March 31, 2007

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$27,122	$5,365	$3,164	$9,761	$—	$45,412
External expense	15,569	4,929	2,363	8,402	118	31,381
Depreciation	5,155	721	1,114	693	225	7,908

Operating income (loss)	$6,398	$(285)	$(313)	$666	$(343)	$6,123

Segment assets	$267,566	$15,505	$33,040	$33,435	$35,154	$384,700
Three months ended March 31, 2006(1)

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$25,923	$5,219	$2,796	$9,157	$—	$43,095
External expense	13,885	5,146	2,492	7,971	406	29,900
Depreciation	5,478	715	1,014	635	278	8,120

Operating income (loss)	$6,560	$(642)	$(710)	$551	$(684)	$5,075

Segment assets	$258,279	$16,234	$31,627	$33,260	$57,991	$397,391

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Reconciliation to income before income taxes (in thousands):

	Three Months Ended
	March 31,
	2007	2006 (1)
Segment operating income	$6,123	$5,075
Other income (expense):
Equity in income of unconsolidated companies, net	11	89,840
Interest, dividend income and gain on sale of investments	1,351	813
Impairment of investments	—	(876)
Interest expense	(589)	(1,024)
Other income (expense)	(64)	(10)

Total other income	709	88,743

Income before income taxes	$6,832	$93,818

(1)	Adjusted for the effect of SAB No. 108 items — See Note 2
4. INCOME TAXES
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of approximately $1.1 million to the January 1, 2007 balance of retained earnings. As of the date of adoption, the Company had unrecognized tax benefits of $8.0 million. Included in the balance at January 1, 2007, are $2.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
The Company files a consolidated federal income tax return and separate income tax returns in several state jurisdictions. The Company is no longer subject to federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 2003.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $1.8 million for the potential payment of interest and penalties at January 1, 2007, which is included as a component of the $8.0 million unrecognized tax benefit noted above. During the three months ended March 31, 2007, the Company recognized approximately $0.1 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of overall income tax expense.
Currently, $3.8 million of unrecognized tax benefits relates to an ongoing IRS audit that may be settled by March 31, 2008 and is included in income taxes payable.
Income tax expense decreased to $2.2 million for the three months ended March 31, 2007, compared to income tax expense of $36.5 million for the three months ended March 31, 2006, primarily as a result of the Palmetto transaction in the first quarter of 2006. In addition, the effective rate decreased to 32.3% for the first quarter of 2007 compared to 38.9% for the same prior period in 2006 due to the Company’s increase in investments in federal and state tax-exempt auction-rate securities, as well as a tax benefit of $0.2 million recorded in the first quarter of 2007 related to prior period matters.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” which amends statement No. 115. SFAS No. 159 permits business entities to measure eligible items at fair value at specified election dates, and report unrealized gains and losses on items for which fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, and is currently evaluating the impact of SFAS No. 159 on the results of operations, financial position and cash flows.

Emerging Issues Task Force Issue No. 06-4

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The EITF reached a consensus that for a split-dollar life insurance arrangement within the scope of EITF 06-4, an employer should recognize a liability for future benefits in accordance with existing accounting guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-4 on January 1, 2007, with no material effect on its consolidated financial statements.

EITF Issue No. 06-5

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. The EITF reached a conclusion that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract and that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-5 on January 1, 2007, with no material effect on its consolidated financial statements.

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

FASB Interpretation No. 48

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of approximately $1.1 million to the January 1, 2007 balance of retained earnings. As of the date of adoption, the Company had unrecognized tax benefits of $8.0 million. Included in the balance at January 1, 2007, are $2.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
EITF Issue No. 06-3

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF reached a consensus that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. The EITF also reached a consensus that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company presents sales and excise taxes received from customers on a net basis. Universal Service Administration Company (“USAC”) payments remitted as well as USAC revenue received from customers, are recorded on a gross basis. For the three months ended March 31, 2007, the Company included $0.6 million of revenue and $0.8 million of expense in its consolidated financial statements, compared to $0.5 million of revenue and $0.6 million of expense for the three months ended March 31, 2006. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007, with no material effect on its consolidated financial statements.

6.	STOCK COMPENSATION PLANS

The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within shareholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At March 31, 2007, the majority of the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

During the three months ended March 31, 2007 and 2006, respectively, the Company granted 238,992 and 88,496 unrestricted and nonvested shares, of which 198,709 and 56,902 were nonvested shares, respectively, under the Amended and Restated 2001 Stock Incentive Plan (“Stock Incentive Plan”) to participants with a weighted-average fair value of $24 and $13, respectively, measured at the grant-date fair value. At March 31, 2007, there were 242,583 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. At March 31, 2007, unrecognized compensation expense related to nonvested shares was $4.2 million, which will be recognized over a weighted-average period of 2.5 years. For the three months ended March 31, 2007, the Company recognized stock compensation expense and related tax benefits of $1.2 million and $0.5 million, respectively, compared to $0.7 million and $0.3 million, respectively, for the same period in 2006.

Prior to August 10, 2005, the Company granted stock options under the Stock Incentive Plan. These options were granted at prices determined by the Board of Directors, which was the closing price on the date of grant, and expire 10 years from the date of grant. Beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $0.1 million and $0.5 million, respectively. There were no stock options granted during the three months ended March 31, 2007 and 2006, respectively.

The Company adopted the provisions of FASB Staff Position FAS 123R-3 on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, credited to additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Consolidated Statements of Cash Flows.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity under the Company’s stock option plans for the three months ended March 31, 2007 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(in thousands)
Options outstanding and exercisable at December 31, 2006	578,183	$16
Options exercised	(7,880)	12
Options forfeited	(562)	25

Options outstanding and exercisable at March 31, 2007	569,741	$16	6.11	$4,847

Nonvested share activity for the three months ended March 31, 2007 was as follows:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Value
Nonvested shares at December 31, 2006	99,353	$12
Shares granted	198,709	24
Shares vested	(55,479)	11

Nonvested shares at March 31, 2007	242,583	$22

The fair value of shares vested during the three months ended March 31, 2007 was approximately $0.6 million.

7.	INVESTMENTS

(a) Investments in Unconsolidated Companies

The Company recognized income of less than $0.1 million and $89.8 million for the three months ended March 31, 2007 and 2006, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Palmetto is a partnership that held a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $88.9 million, which included $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million, which resulted in a gain of $0.8 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Investments in unconsolidated companies consisted of the following (in thousands):

	Ownership
	Percentage at	March 31,	December 31,
	March 31, 2007	2007	2006
Equity Method:
Access On	20.1%	$46	$35
Cost Method:
Magnolia Holding Company, L.L.C.	4.6%	1,111	1,111
InComm	0.2%	1,304	1,304
Other	Various	1,984	2,039

Total		$4,445	$4,489

During the first quarter of 2006, the Company recognized impairment charges of $0.4 million and $0.3 million on InComm, formerly PRE Holdings Inc., and Magnolia, a shareholder of PRE Holdings, Inc., respectively. The impairment losses were determined based upon fair value resulting from a transaction whereby InComm purchased PRE Holdings, Inc. These impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income. The Company did not recognize any impairment charges in the first quarter of 2007.
(b) Investment Securities
The book value, gross unrealized holding gains and losses and fair value for the Company’s investments at March 31, 2007 and December 31, 2006, were as follows (in thousands):

Investment Securities	Book	Gross Unrealized	Gross Unrealized
Available-for-Sale	Value	Holding Gains	Holding Losses	Fair Value
March 31, 2007	$4,015	$1,041	$(40)	$5,016

December 31, 2006	$4,015	$417	$(46)	$4,386

At March 31, 2007, the Company reclassified $3.9 million of investment securities to current assets. Subsequently in April 2007, the Company sold these investment securities for a realized gain of approximately $0.9 million.
During the three months ended March 31, 2006, the Company recognized impairment losses of $0.2 million on equity investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.
At March 31, 2007, the Company held $82.5 million of tax-exempt auction rate securities that are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives tax-exempt interest income on these auction rate securities when the interest rates reset or semiannually. The carrying value of these auction rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at March 31, 2007.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(c) Other Investments

Other investments represent the Company’s investment in CoBank, ACB (“CoBank”), and Rural Telephone Finance Cooperative (“RTFC”), which are organized as cooperatives for federal income tax purposes. Distributions from CoBank include both cash distributions of CoBank’s earnings and equity participation certificates. These equity participation certificates are included in the Company’s carrying value of the investment and are recognized as other income in the period earned. Other investments totaled $2.0 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively.

8.	PROPERTY AND EQUIPMENT

Property and equipment was composed of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land, buildings and general equipment	$93,507	$92,971
Central office equipment	211,976	203,118
Poles, wires, cables and conduit	182,042	174,875
Construction in progress	13,383	20,043

	500,908	491,007

Accumulated depreciation	(288,425)	(281,099)

Property and equipment, net	$212,483	$209,908

The Company’s construction in progress decreased $6.7 million to $13.4 million at March 31, 2007, primarily related to the completion of projects associated with the Company’s strategic initiative to deploy fiber optic facilities and related equipment for the deployment of video and data services.

9.	COMMON STOCK

During the three months ended March 31, 2007 and 2006, the Company issued common stock under its Amended and Restated 2001 Stock Incentive Plan and as a result of the exercise of stock options.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31,	March 31,
	2007	2006
Basic weighted-average shares outstanding	19,960	18,901
Effect of dilutive stock options and nonvested stock	177	286

Total diluted weighted-average shares outstanding	20,137	19,187

Anti-dilutive shares of common stock totaling approximately 326,000 and 514,000 for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share and diluted weighted-average shares outstanding because the exercise prices of these options were greater than the average market price of the common stock during the respective periods. At March 31, 2007 and 2006, the Company had total options outstanding of approximately 570,000 and 1,524,000, respectively, and nonvested shares outstanding of approximately 243,000 and 100,000, respectively.

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

Cash dividends per share of common stock were $0.12 and $0.10 for the three months ended March 31, 2007 and 2006, respectively.

10.	DEBT INSTRUMENTS

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Term loan with interest at 7.32%	$38,750	$40,000
Less: Current portion of long-term debt	5,000	5,000

Long-term debt	$33,750	$35,000

On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporated the Company’s existing 7.32% fixed rate $50.0 million term loan. The revolving loan commitment expires on March 31, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly. At March 31, 2007, $38.8 million was outstanding.

11.	PENSION AND POSTRETIREMENT PLANS

Components of net periodic benefit cost for the three months ended March 31 (in thousands):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$593	$612	$13	$12
Interest cost	787	724	126	115
Expected return on plan assets	(968)	(899)	—	—
Amortization of prior service cost	—	—	(7)	(2)
Amortization of the net gain	—	—	(15)	(31)

Net periodic benefit cost	$412	$437	$117	$94

The Company does not expect to contribute to the pension plan in 2007.

At March 31, 2007, the Company’s pension and postretirement liabilities were $3.1 million and $8.3 million, respectively. The current portion of the Company’s pension and postretirement liabilities at March 31, 2007 was $2.4 million and $0.8 million, respectively.

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
Time Warner Cable launched cable telephone service in the Company’s incumbent local exchange carrier (“ILEC”) territory in July 2006. The Company has taken, and will continue to take, several steps to position it to address competition from cable telephone services and to better position the Company in the markets in which it operates. Prior to the introduction of cable telephone service, and through the first quarter of 2007, the Company continued its aggressive marketing campaigns and product developments designed to further position the Company as a leading broadband provider in the marketplace. The Company has adopted a strategy based on delivering superior broadband service capabilities to capture and retain the broadband relationship with customers. The Company’s plan involves leveraging that relationship by bundling multiple products and services with attractive value pricing to expand the revenue opportunity with each customer.
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
Broadband customers increased by 6,239 or 27.8% from March 31, 2006, to end the first quarter of 2007 at 28,665. Broadband penetration was 23.0% of ILEC lines and 22.5% of Greenfield lines at March 31, 2007. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s competitive strategy.
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
The Company launched a video trial to select customers in the ILEC service territory at the end of the first quarter of 2007. The trial participants receive video, broadband, and voice services delivered through fiber optic facilities, which are part of the Company’s fiber initiative that passed over 11,000 ILEC homes at the end of the first quarter of 2007. The video service offered to customers participating in this trial includes a fully competitive channel line-up and high definition programming and digital video recording (“DVR”) capabilities. Initial broadband service download speeds for customers in this trial are up to 15 Mbps, but future product capabilities will likely move beyond this rate.
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
The Company had capital expenditures of $42.0 million in 2006, a majority of which funded the next evolution of its network plan, including fiber optic cable deployment, video product development, software and systems to support the Company’s product and service plan and success based capital related to customer growth. While the initial investment in video head-end and signal processing equipment was substantially complete by March 31, 2007, the company plans to continue deployment of aerial fiber optic cable in 2007 to support the delivery of voice, video and data products to select ILEC customers.
The Company currently anticipates investing approximately $32 million to $35 million for its 2007 capital plan. In addition, the Company will be required to move forward with the replacement of certain cell site equipment as mandated by Cingular and expects to spend approximately $5 million to complete this project, which would be in addition to the $32 million to $35 million 2007 capital plan.
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
The Company ended the first quarter of 2007 with approximately $96 million in cash and short-term investments and believes its product and network plan can be funded without significantly affecting its liquidity and balance sheet capacity. On October 26, 2006, the Company announced a 20% increase in its quarterly dividend on common stock to $0.12 per share from $0.10 per share.
During the first quarter of 2007, operating revenue increased 5.4% to $45.4 million, while operating income increased 20.7% to $6.1 million compared to the same period in 2006. Wireless operating revenue for the first quarter of 2007 increased 6.6% from the first quarter of 2006 to $9.8 million with a 5.6% increase in subscribers. The competitive Greenfield and competitive local exchange carrier (“CLEC”) wireline businesses experienced access line growth of 9.6% and 8.1%, respectively. The replacement of higher margin ILEC lines with lower margin CLEC and Greenfield lines will continue to pressure operating margins downward. Operating margins in the CLEC and Greenfield businesses should continue to be positively impacted as the Company leverages existing transport infrastructure to support new customers.
Net income for the Company was $4.6 million and diluted earnings per share were $0.23 for the three months ended March 31, 2007 compared to $57.4 million and $2.99 for the three months ended March 31, 2006.
Industry and Operating Trends
The telecommunications industry is highly competitive and characterized by regulatory uncertainty and high capital investment in technology. Industry participants are faced with the challenge of adapting their organizations, services, processes and systems to this environment.
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
Access line losses in recent years have also been impacted by the adoption of broadband services by customers that had traditionally subscribed to dial-up Internet service. As customers switch to broadband services, they no longer need a second landline for use with their dial-up Internet service. If such a landline is replaced with a Company broadband connection, then the Company can offset, at least partially, the lost landline revenue through revenues from broadband services provided to the customer.
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
The JOA may at times require the Company to implement technical changes to make its network consistent with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes that, while appropriate for Cingular’s network, may not provide attractive returns on capital investment for the Company. The Company is currently exploring with Cingular the implementation of several new technical standards. The next generation wireless data technology, Universal Mobile Telecommunications System (“UMTS”), a technology that may ultimately support higher data transfer speeds, is under development and may be deployed beginning in 2008. In addition, Cingular has required the Company to swap-out certain cell site equipment to comply with Cingular’s plans to migrate North Carolina cell site equipment to another vendor. This project will be completed in 2007 at a net cash outlay of approximately $5 million.
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
The Company’s ILEC derives a material portion of its revenue from USF mechanisms administered by the National Exchange Carrier Association (“NECA”). NECA administers the funding through revenue pooling arrangements in which local exchange carriers participate. The Company’s ILEC participates in the NECA common line and traffic sensitive interstate access pools and received Interstate Common Line Support (“ICLS”) funds. The Company currently does not qualify for USF local switching support or USF high cost loop support.
Effective July 1, 2005, the Company’s ILEC expanded its participation in the NECA pool by joining the NECA traffic sensitive pool. The Company had previously filed its own traffic sensitive tariff with rates based on its projected cost and demand. As a participant in the NECA traffic sensitive pool, the Company charges NECA tariff rates that are determined by averaging projected costs and demand among all pool members. The ILEC’s expected interstate access revenues from the traffic sensitive pool are based on expenses plus a return on investment. The Company shares the risk of reductions or increases in demand for its services with hundreds of other telephone companies in a number of different markets.
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
The Company’s ILEC, CLEC, and Greenfield businesses also receive “intercarrier compensation” for the use of their facilities for origination and termination of interexchange and local calls from other telecommunications providers, including long distance companies, wireless carriers, and other local exchange carriers, through access and reciprocal compensation charges established in accordance with state laws. Such intercarrier compensation constitutes a material portion of the Company’s revenues and is increasingly subject to regulatory uncertainty and carrier efforts to avoid payment through the use of alternative technologies such as VoIP.
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
The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the demands on the fund and changes in the telecommunications industry. As a result of the growth in the demands on the fund, the FCC has increased the USF customer surcharge from the 9.7% charge applicable to the first quarter of 2007 to 11.7% for the second quarter of 2007. Although it is generally contemplated that companies subject to this charge will pass it on to their customers, the Company in the case of certain service offerings or customer groups elects not to do so because competitors’ offerings are not subject to the charge. Accordingly, increases in the rate imposed by the FCC will generally result in a decrease in the Company’s operating margins on those services where charges are not passed on to customers. In addition, the rate increase creates additional pressure on regulators and legislators to reform the universal service system.
The FCC is also considering the appropriate regulatory treatment of VoIP services. Despite providing voice services similar to those offered by the Company, VoIP providers have to date avoided many regulatory requirements that currently apply to the Company in the provision of those services. This disparate regulatory treatment provides VoIP providers with a competitive advantage, although the FCC has recently attempted to address some of the regulatory disparities. In 2004, the FCC issued an order requiring VoIP providers to provide 911 service to their customers, but have not yet addressed other issues raised in that proceeding, such as access for the disabled and intercarrier compensation. In June 2006, the FCC issued an order requiring VoIP carriers to pay into USF at an established “safe harbor” of 64.9% of revenues, or at some other percentage established by the VoIP provider to delineate the interstate portion of its revenues subject to the funding obligations.
In June 2006, the FCC released a Report and Order and Notice of Proposed Rulemaking, which addressed USF obligations for VoIP and wireless carriers. The FCC ordered VoIP carriers to pay into USF and established a “safe harbor” of 64.9% that those carriers could apply to determine the interstate portion of their revenues that were subject to the funding obligations. The order eliminates one competitive advantage enjoyed by many VoIP providers over traditional telephone service providers, as many such VoIP providers were not contributing to USF at the levels mandated by the FCC.
Since September 1997, the ILEC’s rates for local exchange services have been established under a price regulation plan approved by the NCUC. Under the price regulation plan, the Company’s charges are no longer subject to rate-base, rate-of-return regulation. The Company’s price regulation plan allows the Company to increase rates annually for basic local exchange services up to 12% and for more competitive services by up to 20% annually. The Company’s plan also permits annual, total revenue increases of up to 2.5 times the change in inflation. The plan further allows the Company to increase or decrease prices on an annual basis, and to make additional price changes in certain circumstances to meet competitive offerings. The plan imposes certain financial penalties if the Company fails to meet service quality standards established by the NCUC.
In May 2006, the Company executed a franchise agreement with the City of Concord permitting the Company to offer video services within the city. In January 2007, new legislation in North Carolina took effect that established a statewide franchise structure. Under the new law, the North Carolina Secretary of State replaces North Carolina counties and cities as the exclusive franchising authority for video services. To obtain a franchise from the Secretary of State, the Company must file a notice designating the areas within which it desires to provide video services. To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide video services over its network by allowing the Company to avoid lengthy franchise procurement processes with various local governments and uneconomic build-out requirements that are frequently imposed by those local governments.
In March 2007, the Company petitioned the FCC for a waiver from a requirement that all video set-top boxes deployed after July 1, 2007 have security functions that are separate from navigation functions. The Company’s petition requests an 18 month extension of the current deadline, during which time the Company would explore downloadable security systems and provide boxes with separate integration, to the extent available, upon customer request. The Company also provided the FCC with alternative relief options in the event the FCC found the primary request unacceptable. Without relief from the FCC’s requirement, the further roll-out of the Company’s digital video services could be delayed, if suitable set-top boxes compliant with the FCC order are unavailable, or made more expensive, due to the higher anticipated cost of compliant set-top boxes. The FCC has released a public notice relating to the Company’s and a number of other parties’ waiver petitions, and requested initial comments by May 3, 2007.
The Company’s CLEC and Greenfield rely in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. FCC rules changes over the past several years have resulted in increases in the cost of some of those unbundled network elements, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company continues to utilize alternative and more cost-effective transport elements where available to minimize the Company’s transport costs. The Company has executed a new interconnection agreement with BellSouth that addresses those elements that remain subject to the federal interconnection rules. The Company also executed commercial agreements with certain incumbent local exchange carriers that permit the Company to maintain and lease additional UNE-P lines from those carriers at negotiated rates. To lower expenses and improve service levels, the Company primarily targets new customers that can be served by owned or co-located facilities and continues to pursue opportunities to bring existing customers served with leased elements on to the Company’s network.
In April 2007, the FCC released an order strengthening existing rules regarding the use and disclosure of Customer Proprietary Network Information (“CPNI”). The rules require customers to use passwords when requesting call detail records from their telecommunications carrier. In addition, the new rules require telecommunications carriers to notify customers if their confidential information was breached. The new rules are expected to be effective in the fourth quarter of 2007. The rules will add additional administrative burdens on the Company, but will have no material impact on the Company’s financial statements or performance.
Results of Operations
Statements of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, which requires segmentation based on internal organization and reporting of revenue and operating income based on internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
Historically, the Company has reported its results of operations in six separate operating segments as defined by SFAS No. 131. These six segments were ILEC, CLEC, Wireless, Greenfield, Internet, and Palmetto. During 2006, the Company sold its investment in Palmetto and as a result will no longer report results for that segment after December 31, 2006. During the first quarter of 2007, the Company launched its video product to trial customers located within the ILEC service territory, and as a result, the Company evaluated whether video should be accounted for as a separate operating segment or as a product within the Company’s existing operating segments. This in turn led the Company to reassess how it manages the business and its assumptions, methodologies and reporting classifications associated with all of its reporting segments. In response to the increased focus on integrated telecommunications bundled offerings and the addition of new product offerings, the Company has restructured its financial reporting processes to present revenues and expenses by defined customer groups. This method of presentation will report revenues and expenses by customer relationship to aid in decision-making. As a result of the restructuring of the Company’s financial reporting process and the assessment performed, the Company modified its segment reporting to report four operating segments: ILEC, CLEC, Greenfield, and Wireless, effective January 1, 2007. As a result, the former Internet segment historical data and first quarter 2007 results have been included in the ILEC, CLEC and Greenfield segment results. All other business units, investments and operations of the Company that do not fall under these segments and do not meet reporting guidelines and thresholds are reported under “Other”.
Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s management evaluates performance based on certain operating metrics, including operating revenues and operating income. Intersegment transactions are eliminated. All segments reported below provide services primarily within North Carolina. Amounts as of and for the three months ended March 31, 2006 have been recast to conform to the current period presentation.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108. to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB No. 108 on December 31, 2006 and recorded related adjustments using the cumulative effect transition method as of January 1, 2006. The Company has recast its first quarter 2006 financial results to reflect the first quarter 2006 impact of the SAB No. 108 items.
The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.
Consolidated Operating Results (in thousands, except lines and customers)

	Three months ended March 31,
	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$18,581	$18,762	$(181)	-1.0%
Wireless	6,359	5,653	706	12.5%
Broadband & dial-up	3,896	3,181	715	22.5%

Total customer recurring	28,836	27,596	1,240	4.5%
Universal service	1,414	1,130	284	25.1%
Access & interconnection	7,084	6,793	291	4.3%
Wireless roaming/settlement	3,009	2,917	92	3.2%
Other	5,069	4,659	410	8.8%

Total operating revenue	45,412	43,095	2,317	5.4%

Operating expense:
Cost of service	15,282	14,985	297	2.0%
Selling, general & administrative	16,099	14,915	1,184	7.9%
Depreciation	7,908	8,120	(212)	-2.6%

Total operating expense	39,289	38,020	1,269	3.3%

Operating income	6,123	5,075	1,048	20.7%

Other income	709	88,743	(88,034)

Income before taxes	6,832	93,818	(86,986)

Income taxes	2,206	36,452	(34,246)

Net income	$4,626	$57,366	$(52,740)

Operating margin	13.5%	11.8%

Capital expenditures	$10,503	$6,987	$3,516	50.3%
Total assets	384,700	397,391	(12,691)	-3.2%

Wired access lines	157,886	158,585	(699)	-0.4%
Wireless subscribers	49,806	47,145	2,661	5.6%
Broadband and dial-up customers	32,916	28,457	4,459	15.7%
Operating revenue for the three months ended March 31, 2007 increased to $45.4 million compared to $43.1 million for the three months ended March 31, 2006. The increase in revenue was largely attributable to a $1.2 million increase in customer recurring revenue driven by customer growth in several of the Company’s businesses. Broadband customers increased 27.8%, Greenfield access lines increased 9.6%, CLEC access lines increased 8.1% and Wireless subscribers increased 5.6% compared to the end of the first quarter of 2006. In addition to the increase in customer recurring revenue, revenue from telephone system sales increased $0.4 million, while access and interconnection revenue and universal service revenue each increased $0.3 million.

Operating expense for the three months ended March 31, 2007 increased 3.3% to $39.3 million compared to the three months ended March 31, 2006. The increase in operating expense was attributable to a $1.2 million increase in administrative expense and a $0.3 million increase in cost of service. The increase in administrative expense was largely due to a $0.9 million increase in personnel expense and a $0.4 million increase in selling expense. The increase in personnel expense was primarily due to a $0.6 million increase in stock compensation expense, while the increase in selling expense was due to a $0.3 million increase in commission expense. In addition to commissions, selling expense increased due to a $0.2 million increase in marketing expense related to advertising and promotional efforts, as well as proactive retention programs related to cable telephone competition in the Company’s ILEC service territory. The increase in cost of service was largely due to a first quarter of 2006, $0.4 million expense reduction related to a contractual true-up of fiscal year 2005 Wireless switching rates.
Other income was $0.7 million for the three months ended March 31, 2007 compared to $88.7 million for the same 2006 period. During the first quarter of 2006, the Company recognized $88.9 million, its portion of the gain on the sale of Palmetto’s assets, in equity income in unconsolidated companies.
Income tax expense decreased to $2.2 million, for the three months ended March 31, 2007, compared to income tax expense of $36.5 million, for the three months ended March 31, 2006. In addition, the effective rate was 32.3% for the first quarter of 2007 compared to 38.9% for the first quarter of 2006 due to the Company’s increase in investments in federal and state tax-exempt auction-rate securities, as well a tax benefit of $0.2 million recorded in the first quarter of 2007 relating to prior period matters.

ILEC (in thousands, except lines)

	Three months ended March 31,
	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$13,034	$13,232	$(198)	(1.5%)
Broadband & dial-up	2,739	2,302	437	19.0%

Total customer recurring	15,773	15,534	239	1.5%
Universal service	1,414	1,130	284	25.1%
Access & interconnection	5,386	5,328	58	1.1%
Other	4,549	3,931	618	15.7%

Total operating revenue	27,122	25,923	1,199	4.6%

Operating expense:
Cost of service	5,648	5,322	326	6.1%
Selling, general & administrative	9,921	8,563	1,358	15.9%
Depreciation	5,155	5,478	(323)	(5.9%)

Total operating expense	20,724	19,363	1,361	7.0%

Operating income	$6,398	$6,560	$(162)	(2.5%)

Operating margin	23.6%	25.3%

Capital expenditures	$7,552	$3,743	$3,809	101.8%
Total assets	267,566	258,279	9,287	3.6%

Business access lines	28,306	28,241	65	0.2%
Residential access lines	76,684	81,630	(4,946)	(6.1%)
Total access lines	104,990	109,871	(4,881)	(4.4%)

Broadband DSL customers	24,031	19,042	4,989	26.2%
Broadband high-speed customers	86	72	14	19.4%
Total broadband customers	24,117	19,114	5,003	26.2%

Dial-up customers	4,251	6,031	(1,780)	(29.5%)
Operating revenue for the three months ended March 31, 2007 increased 4.6% to $27.1 million compared to the three months ended March 31, 2006. The increase in operating revenue was mainly due to a $0.6 million increase in other revenue primarily due to higher telephone system sales, a $0.3 million increase in universal service revenue and a $0.2 million increase in customer recurring revenue. The increase in customer recurring revenue was due to a $0.5 million increase in broadband revenue driven by a 26.2% increase in broadband customers, which was partially offset by a $0.2 million decrease in wireline customer revenue related to access line losses.
Operating expense for the three months ended March 31, 2007 increased 7.0% to $20.7 million compared to the three months ended March 31, 2006. The increase in operating expense was attributable to a $1.4 million increase in administrative expense and a $0.3 million increase in cost of service. The increase in administrative expense was driven by a $0.7 million increase in personnel expense primarily due to stock based compensation, a $0.4 million increase in general administrative expense and a $0.3 million increase in selling expense related to higher commission expense. These increases in operating expense were partially offset by a $0.3 million decrease in depreciation expense. Operating margin for the three months ended March 31, 2007 decreased to 23.6% from 25.3% during the three months ended March 31, 2006.

The Company launched a video trial to select customers in the ILEC service territory at the end of the first quarter of 2007. The trial participants receive video, data and voice services delivered through fiber optic facilities, which are part of the Company’s fiber initiative that passed over 11,000 ILEC homes at the end of the first quarter of 2007. The video service offered to customers participating in this trial includes a fully competitive channel line-up and high definition programming and DVR capabilities. Initial broadband service download speeds for customers in this trial are up to 15 Mbps, but future product capabilities will likely move beyond this rate.
CLEC (in thousands, except lines)

	Three months ended March 31,
	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$3,459	$3,590	$(131)	(3.6%)
Broadband	737	594	143	24.1%

Total customer recurring	4,196	4,184	12	0.3%
Access & interconnection	1,107	955	152	15.9%
Other	62	80	(18)	(22.5%)

Total operating revenue	5,365	5,219	146	2.8%

Operating expense:
Cost of service	2,860	3,110	(250)	(8.0%)
Selling, general & administrative	2,069	2,036	33	1.6%
Depreciation	721	715	6	0.8%

Total operating expense	5,650	5,861	(211)	(3.6%)

Operating income	$(285)	$(642)	$357	55.6%

Operating margin	(5.3%)	(12.3%)

Capital expenditures	$345	$1,280	$(935)	(73.0%)
Total assets	15,505	16,234	(729)	(4.5%)

Access lines	36,099	33,390	2,709	8.1%
Broadband high-speed customers	772	644	128	19.9%
Operating revenue for the three months ended March 31, 2007 increased 2.8% to $5.4 million compared to the three months ended March 31, 2006, primarily due to a $0.2 million increase in access and interconnection revenue related to growth in access lines.
Operating expense in the first quarter of 2007 decreased 3.6% to $5.7 million compared to the same period in 2006. The reduction in operating expense was driven by a $0.3 million decrease in cost of service primarily attributable to network efficiencies. Operating margin for the three months ended March 31, 2007 improved to (5.3%), compared to (12.3%) for the three months ended March 31, 2006.
Capital expenditures were 6.4% of operating revenue for the three months ended March 31, 2007 compared to 24.5% for the same period in 2006. Capital expenditures in the first quarter of 2006 included expenditures related to infrastructure components required for the Company’s migration of its switching networks to an IP based design.

Greenfield (in thousands, except lines and projects)

	Three months ended March 31,
	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$2,088	$1,940	$148	7.6%
Broadband	420	285	135	47.4%

Total customer recurring	2,508	2,225	283	12.7%
Access & interconnection	591	510	81	15.9%
Other	65	61	4	6.6%

Total operating revenue	3,164	2,796	368	13.2%

Operating expense:
Cost of service	1,237	1,383	(146)	(10.6%)
Selling, general & administrative	1,126	1,109	17	1.5%
Depreciation	1,114	1,014	100	9.9%

Total operating expense	3,477	3,506	(29)	(0.8%)

Operating income	$(313)	$(710)	$397	55.9%

Operating margin	(9.9%)	(25.4%)

Capital expenditures	$1,135	$1,619	$(484)	(29.9%)
Total assets	33,040	31,627	1,413	4.5%

Access lines	16,797	15,324	1,473	9.6%
Broadband DSL customers	3,776	2,668	1,108	41.5%
Total projects	130	122	8	6.6%
Operating revenue for the three months ended March 31, 2007 increased 13.2% to $3.2 million compared to the three months ended March 31, 2006. The increase in operating revenue was due to a $0.3 million increase in customer recurring revenue driven by a 41.5% increase in broadband DSL customers and a 9.6% increase in access lines.
Operating expense for the three months ended March 31, 2007 was relatively flat compared to the same period in 2006. Operating margin for the three months ended March 31, 2007 improved to (9.9%), compared to (25.4%) for the three months ended March 31, 2006.
During the three months ended March 31, 2007, the Greenfield business added four preferred provider projects, bringing the total number of projects to 130. These projects currently represent a potential of 58,000 access lines once these developments have been completely built-out. The residential/business line mix of these 130 projects is expected to be over 90% residential.
Capital expenditures for the three months ended March 31, 2007 were 35.9% of Greenfield operating revenue compared to 57.9% of operating revenue for the three months ended March 31, 2006.

Wireless (in thousands, except subscribers)

	Three months ended March 31,
	2007	2006	Change
Operating revenue:
Customer recurring	$6,359	$5,653	$706	12.5%
Wireless roaming/settlement	3,009	2,917	92	3.2%
Other	393	587	(194)	(33.0%)

Total operating revenue	9,761	9,157	604	6.6%

Operating expense:
Cost of service	5,537	5,170	367	7.1%
Selling, general & administrative	2,865	2,801	64	2.3%
Depreciation	693	635	58	9.1%

Total operating expense	9,095	8,606	489	5.7%

Operating income	$666	$551	$115	20.9%

Operating margin	6.8%	6.0%

Capital expenditures	$264	$196	$68	34.7%
Total assets	33,435	33,260	175	0.5%

Wireless subscribers	49,806	47,145	2,661	5.6%
Operating revenue for the three months ended March 31, 2007 increased 6.6% to $9.8 million compared to the same period last year. The increase in operating revenue was driven by a $0.7 million increase in customer recurring revenue, which was partially offset by a $0.2 million decrease in handset and accessory revenue. The increase in customer recurring revenue was driven by a 5.6% increase in subscribers and an increase in the average revenue generated per subscriber.
Operating expense for the three months ended March 31, 2007 increased 5.7% to $9.1 million compared to the same period last year. The increase in operating expense was primarily attributable to a $0.4 million switching expense reduction in the first quarter of 2006, related to a contractual true-up of fiscal year 2005 switching rates.
Capital expenditures for the first quarter of 2007 were 2.7% of operating revenue compared to 2.1% of operating revenue for the same period last year.
Other (in thousands)

	Three months ended March 31,
	2007	2006	Change
Operating expense:
Selling, general & administrative	$118	$406	$(288)	-70.9%
Depreciation	225	278	(53)	-19.1%

Total operating expense	$343	$684	$(341)	-49.9%

Capital expenditures	$1,207	$149	$1,058	710.1%
Total assets	35,154	57,991	(22,837)	(39.4%)
Operating expense for the Company’s Other business segment decreased 49.9% to $0.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in operating expense was primarily due to a $0.2 million decrease in professional services that related to the development of the Company’s video service offering. During the first quarter of 2007, the Company launched its video product to trial customers located within the ILEC service territory, and accordingly, expenses related to the Company’s video products and services for the three months ended March 31, 2007, are included in the Company’s ILEC business segment.
Capital expenditures for the three months ended March 31, 2007 increased $1.1 million to $1.2 million from the same period in 2006. The increase was primarily related to investments in IT systems infrastructure necessary to support the Company’s future product and service design and associated customer experience.
Total assets decreased $22.8 million from March 31, 2006 to March 31, 2007. The reduction in assets was primarily attributable to the sales of wireless spectrum and the Company’s investment in Palmetto during 2006.
Liquidity and Capital Resources
Net cash provided by operating activities
Cash provided by operating activities increased $2.6 million to $9.5 million for the three months ended March 31, 2007 compared to $6.9 million for the three months ended March 31, 2006. The change was partially attributable to an increase in operating income of $1.0 million for the three months ended March 31, 2007, compared to the same 2006 period. Contributing to the increase in cash provided by operating activities was an increase in the change in accounts receivable and a decrease in income taxes paid for the first quarter of 2007.
Net cash provided by/used in investing activities
Cash used in investing activities was $6.7 million for the three months ended March 31, 2007 compared to cash provided by investing activities of $28.8 million during the first three months of 2006. During the first quarter of 2006, as a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale of Palmetto assets to Alltel. During 2006, the Company invested $61.7 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities. Capital expenditures increased $3.5 million to $10.5 million during the first quarter of 2007 related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and broadband services. During the first quarter of 2007, the Company received net proceeds of $3.7 million from purchases and sales of short-term investments.
Net cash used in financing activities
Cash used in financing activities totaled $3.2 million in the first three months of 2007 compared to $12.0 million for the first three months of 2006. During the first three months of 2007, the Company repaid $1.3 million of debt compared to $11.3 million for the same 2006 period. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility. In the fourth quarter of 2006, the Company increased its quarterly cash dividend to $0.12 per share from $0.10 per share. As a result, during the first three months of 2007, dividends paid were $0.5 million higher than the same 2006 period. During the first quarter of 2007, proceeds from common stock issuances resulting from stock option exercises was $0.1 million compared to $0.9 million for the same 2006 period.
Anticipated sources and uses of funds
At March 31, 2007, the fair market value of the Company’s short-term investments and investment securities was $87.5 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes.
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
The Company’s 7.32% fixed rate term loan matures on December 31, 2014. At March 31, 2007, $38.8 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.

The Company has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have a material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
The Company anticipates that it has access to adequate resources to meet its currently foreseeable obligations and capital requirements associated with continued investment and operations in the ILEC, CLEC, Greenfield, and Wireless units, payments associated with long-term debt and contractual obligations.
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
Factors that may cause actual results to differ materially from these forward-looking statements include:
•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to achieve acceptable returns on investments in connection with the expansion into new businesses, products and services

•	the Company’s ability to attract and retain key personnel,

•
the Company’s ability to retain its existing customer base against wireless, cable telephone and other competition in all areas of the business including local and long distance and broadband services,

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
In making forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are also directed to consider the risks, uncertainties and other factors discussed in documents filed by us with the SEC, including those matters summarized under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All forward-looking statements should be viewed with caution.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporated the Company’s existing 7.32% fixed rate $50.0 million term loan. The revolving loan commitment expires on March 31, 2011. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly. At March 31, 2007, $38.8 million was outstanding.

At March 31, 2007, the Company had $82.5 million in tax-exempt auction rate securities, which are classified as short-term, available for sale securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk. In addition, the Company had $5.0 million in investment securities, which are classified as available-for-sale.
Management believes that reasonably foreseeable movements in interest rates will not have a material adverse effect on the Company’s financial condition or operations.
The Company has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow for timely decisions regarding required disclosures.
(b)	Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
     (a) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and Michael R. Coltrane.

10.2	Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and Ronald A. Marino.

10.3	Form of Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and David H. Armistead, Matthew J. Dowd, James E. Hausman and Michael R. Nash.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CT COMMUNICATIONS, INC.
(Registrant)

/s/ Ronald A. Marino

Ronald A. Marino Vice President Finance and Chief Accounting Officer
May 3, 2007

Date
(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and Michael R. Coltrane.

10.2	Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and Ronald A. Marino.

10.3	Form of Amended and Restated Change in Control Agreement, dated February 22, 2007, between CT Communications, Inc. and David H. Armistead, Matthew J. Dowd, James E. Hausman and Michael R. Nash.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.