Form 10-Q
period 2007-06-30
CT COMMUNICATIONS INC /NC
filed 2007-08-03
CIK 23259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     20,292,660 shares of Common Stock outstanding as of July 31, 2007.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,459	$14,063
Short-term investments	92,619	86,741
Accounts receivable and unbilled revenue, net	16,168	16,419
Other	11,540	11,775

Total current assets	127,786	128,998

Investments	7,464	10,960
Property and equipment, net	214,852	209,908
Goodwill	9,906	9,906
Other intangibles, net	19,989	19,989
Other assets	8,011	7,597

Total assets	$388,008	$387,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Currrent liabilities:
Current portion of long-term debt	$5,000	$5,000
Accounts payable	6,949	12,553
Accrued payroll	5,483	8,636
Customer deposits and advance billings	4,754	4,618
Accrued pension and postretirement benefit cost	3,159	2,391
Other accrued liabilities	6,593	1,687

Total current liabilities	31,938	34,885

Long-term debt	32,500	35,000
Deferred income taxes	17,472	23,060
Postretirement and pension benefits	8,789	8,499
Other	12,744	6,536

Total liabilities	103,443	107,980

Stockholders’ equity:
Common stock, 20,287,993 and 20,035,823 shares outstanding at June 30, 2007 and December 31, 2006, respectively	61,925	59,132
Accumulated other comprehensive income	4,001	4,276
Retained earnings	218,639	215,970

Total stockholders’ equity	284,565	279,378

Total liabilities and stockholders’ equity	$388,008	$387,358

See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)
Operating revenue:
Wireline	$35,734	$34,341	$71,385	$68,279
Wireless	10,572	9,683	20,333	18,840

Total operating revenue	46,306	44,024	91,718	87,119

Operating expense:
Wireline cost of service (excludes depreciation of $6,555, $6,454, $13,076 and $12,987, respectively)	9,945	9,414	19,690	19,229
Wireless cost of service (excludes depreciation of $688, $636, $1,377 and $1,266, respectively)	5,509	5,259	11,046	10,429
Selling, general and administrative (excludes depreciation of $650, $883, $1,348 and $1,840, respectively)	18,217	16,547	34,316	31,462
Depreciation	7,893	7,973	15,801	16,093

Total operating expense	41,564	39,193	80,853	77,213

Operating income	4,742	4,831	10,865	9,906

Other income (expense):
Equity in income of unconsolidated companies, net	2	263	13	90,103
Interest, dividend income and gain on sale of investments	2,178	1,945	3,529	2,758
Impairment of investments	—	—	—	(876)
Interest expense	(612)	(869)	(1,201)	(1,893)
Other (expense) income	(52)	31	(116)	21

Total other income	1,516	1,370	2,225	90,113

Income before income taxes	6,258	6,201	13,090	100,019
Income taxes	2,286	2,258	4,492	38,710

Net income	3,972	3,943	8,598	61,309
Dividends on preferred stock	—	1	—	1

Net income for common stock	$3,972	$3,942	$8,598	$61,308

Earnings per common share:
Basic	$0.20	$0.21	$0.43	$3.22
Diluted	0.20	0.20	0.42	3.17

Basic weighted-average shares outstanding	20,033	19,165	19,997	19,034
Diluted weighted-average shares outstanding	20,251	19,452	20,240	19,359

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)
Net income	$3,972	$3,943	$8,598	$61,309

Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for- sale securities	51	409	347	404
Reclassification adjustment for gains realized in net income	(593)	(457)	(593)	(468)
Amortization of prior service cost and net actuarial gains	(16)	—	(29)	—

Comprehensive income	$3,414	$3,895	$8,323	$61,245

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

				Accum. Other		Total
	4.5% Series	Common	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Stock	Compensation	Income	Earnings	Equity
Balance at December 31, 2005	$61	$42,946	$(307)	$282	$152,898	$195,880
SAB 108 transition cumulative effect adjustment	—	—	—	—	(350)	(350)

Adjusted balance at January 1, 2006	$61	$42,946	$(307)	$282	$152,548	$195,530

Net Income (1)	—	—	—	—	61,309	61,309
Issuance of 44,182 shares of common stock	—	616	—	—	—	616
Issuance of 501,159 shares for exercise of stock options	—	5,873	—	—	—	5,873
Forfeiture and cancellation of 48,556 common shares	—	(632)	—	—	—	(632)
Reversal of unamortized unearned compensation balance	—	(307)	307	—	—	—
Tax benefits from exercised stock options	—	859	—	—	—	859
Preferred stock subject to redemption	(61)	—	—	—	—	(61)
Dividends declared:
4.5% preferred	—	—	—	—	(1)	(1)
Common stock	—	—	—	—	(3,836)	(3,836)
Other comprehensive loss	—	—	—	(64)	—	(64)
Restricted stock compensation net of $385 earned in 2006	—	588	—	—	—	588

Balance at June 30, 2006	$—	$49,943	$—	$218	$210,020	$260,181

				Accum. Other		Total
	4.5% Series	Common	Unearned	Comprehensive	Retained	Stockholders’
	Pref Stock	Stock	Compensation	Income	Earnings	Equity
Balance at December 31, 2006	$—	$59,132	$—	$4,276	$215,970	$279,378
FIN 48 transition cumulative effect adjustment	—	—	—	—	(1,075)	(1,075)

Adjusted balance at January 1, 2007	$—	$59,132	$—	$4,276	$214,895	$278,303

Net income	—	—	—	—	8,598	8,598
Issuance of 44,461 shares of common stock	—	1,060	—	—	—	1,060
Issuance of 31,650 shares for exercise of stock options	—	488	—	—	—	488
Forfeiture and cancellation of 22,650 common shares	—	(541)	—	—	—	(541)
Tax benefits from exercised stock options	—	429	—	—	—	429
Dividends declared:
Common stock	—	—	—	—	(4,854)	(4,854)
Other comprehensive income	—	—	—	(275)	—	(275)
Restricted stock compensation including $739 earned in 2007	—	1,357	—	—	—	1,357

Balance at June 30, 2007	$—	$61,925	$—	$4,001	$218,639	$284,565

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006 (1)
Cash flows from operating activities:
Net income	$8,598	$61,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,801	16,093
Stock compensation expense	3,200	1,957
Loss on retirements of fixed assets	190	190
Postretirement and pension benefits	1,029	511
Impairment of investments	—	876
Gain on sale of investment securities	(980)	(947)
Accrued interest income on short-term investments	(76)	(431)
Equity in income of unconsolidated companies	(13)	(90,103)
Undistributed patronage dividends	(97)	(110)
Deferred income taxes and tax credits	329	(2,415)
Change in income taxes payable	3,226	13,780
Changes in operating assets and liabilities	(8,959)	(3,140)

Net cash provided by (used in) operating activities	22,248	(2,430)

Cash flows from investing activities:
Capital expenditures	(21,082)	(13,051)
Proceeds from sale of property, plant and equipment	146	50
Proceeds from sale of wireless spectrum (net of costs to sell of $353)	—	15,647
Proceeds from sale of investments	3,971	1,375
Proceeds from sale of short-term investments	26,930	6,000
Purchases of short-term investments	(32,733)	(100,438)
Purchases of investments	(15)	(151)
Payment for wireless spectrum	—	(300)
Distribution from unconsolidated companies	273	97,899

Net cash (used in) provided by investing activities	(22,510)	7,031

Cash flows from financing activities:
Repayment of long-term debt	(2,500)	(12,500)
Dividends paid	(4,854)	(3,837)
Tax benefits credited to additional paid-in-capital	429	859
Redemption of preferred stock	(11)	—
Proceeds from common stock issuances	594	4,843

Net cash used in financing activities	(6,342)	(10,635)

Net cash used in discontinued operations — operating activities	—	(95)

Net decrease in cash and cash equivalents	(6,604)	(6,129)
Cash and cash equivalents at beginning of period	14,063	23,011

Cash and cash equivalents at end of period	$7,459	$16,882

Supplemental disclosure of non-cash financing activities:
Common and nonvested shares issued under long-term incentive plans	$1,572	$714

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3
See accompanying notes to condensed consolidated financial statements (unaudited).

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	MERGER OF CT COMMUNICATIONS, INC. AND WINDSTREAM CORPORATION

CT Communications, Inc., a North Carolina corporation (the “Company”), announced on May 25, 2007 that it entered into an Agreement and Plan of Merger, (the “Merger Agreement”), with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which Windstream Marlin, Inc., a wholly owned subsidiary of Windstream (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”), other than any Shares owned by the Company or any subsidiary of the Company, Merger Sub or any direct or indirect wholly owned subsidiary of Windstream, will be canceled and converted automatically into the right to receive $31.50 in cash, without interest. The Merger is conditioned, on certain customary conditions, including the approval of the Merger Agreement by the shareholders of the Company, the approval of the Federal Communications Commission and other regulatory approvals.

On July 9, 2007, the Federal Trade Commission notified the Company that its request for early termination of the waiting period had been granted. On or about July 6, 2007, the Company distributed to all shareholders of record as of June 28, 2007, a definitive proxy statement related to a special meeting of shareholders to be held on August 23, 2007. At the special meeting, the shareholders will consider and vote on the proposal to approve the Merger Agreement with Windstream. The acquisition is expected to close during the third quarter of 2007. However, factors outside of management’s control could delay or prevent completion of the proposed Merger. A change in control of the Company could trigger modification of terms of certain plans or agreements, including contracts and employee benefit arrangements. The Merger Agreement provides that the Company may be required to pay Windstream a termination fee of $19 million in certain circumstances. For the six months ended June 30, 2007, the Company recorded $1.8 million of transaction related costs in operating expense associated with the proposed Merger.

2.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of only normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and June 30, 2006. These unaudited financial statements do not include all disclosures associated with the Company’s annual financial statements and should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

One area of significant estimation relates to the Company’s participation in revenue pooling arrangements with other local exchange carriers administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization. NECA’s pooling arrangements are based on nationwide average costs that are applied to certain projected demand quantities, and therefore, revenues are initially recorded based on estimates. These estimates involve a variety of complex calculations, and the ultimate amount realized from the pools may differ from the Company’s estimates. During the second quarter of 2007, the Company recorded a $1.0 million increase in universal service revenue based on the final 2006 cost study. In addition, the results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As discussed in Note 4 below, effective in the first quarter of 2007, the Company modified the financial reporting of its operating segments into four operating segments to show amounts previously reported as the Company’s Internet operating segment as a product within the other operating segments. Accordingly, prior period segment information has been recast to conform to the current period presentation. There was no impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB No. 108 on December 31, 2006 and recorded related adjustments using the cumulative effect transition method as of January 1, 2006. The Company has recast its financial results for the three and six months ended June 30, 2006, to reflect the 2006 impact of the SAB No. 108 items.

4.	SEGMENT INFORMATION

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

During 2006, the Company sold its investment in Palmetto and as a result no longer reports results for that segment after December 31, 2006. During the first quarter of 2007, the Company launched its video product to trial customers located within the ILEC service territory, and as a result, the Company evaluated whether video should be accounted for as a separate operating segment or as a product within the Company’s existing operating segments. This in turn led the Company to reassess how it manages the business and its assumptions, methodologies and reporting classifications associated with all of its reporting segments. In response to the increased focus on integrated telecommunications bundled offerings and the addition of new product offerings, the Company has modified its financial reporting processes to present revenues and expenses by defined customer groups. This method of presentation will report revenues and expenses by customer relationship to aid in decision-making. As a result of the restructuring of the Company’s financial reporting process and the assessment performed, the Company modified its segment reporting to report four operating segments: ILEC, CLEC, Greenfield, and Wireless, effective January 1, 2007. As a result, the former Internet segment results have been included in the ILEC, CLEC, and Greenfield segment results for all periods presented. All other business units, investments and operations of the Company that do not fall under these segments and do not meet reporting guidelines and thresholds are reported under “Other”.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts as of and for the three and six months ended June 30, 2006 have been recast to conform to the current period presentation. Selected data by the Company’s four operating business segments as of and for the three and six months ended June 30, 2007 and 2006, was as follows (in thousands):

Three months ended June 30, 2007

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$27,182	$5,377	$3,175	$10,572	$—	$46,306
External expense	16,462	5,083	2,511	8,583	1,032	33,671
Depreciation	5,145	700	1,129	693	226	7,893

Operating income (loss)	$5,575	$(406)	$(465)	$1,296	$(1,258)	$4,742

Three months ended June 30, 2006(1)

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$26,105	$5,354	$2,882	$9,683	$—	$44,024
External expense	15,174	4,988	2,543	8,229	286	31,220
Depreciation	5,347	728	1,032	641	225	7,973

Operating income (loss)	$5,584	$(362)	$(693)	$813	$(511)	$4,831

Six months ended June 30, 2007

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$54,304	$10,742	$6,339	$20,333	$—	$91,718
External expense	32,031	10,012	4,874	16,985	1,150	65,052
Depreciation	10,300	1,421	2,243	1,386	451	15,801

Operating income (loss)	$11,973	$(691)	$(778)	$1,962	$(1,601)	$10,865

Segment assets at June 30, 2007	$272,908	$15,792	$33,133	$35,449	$30,726	$388,008
Six months ended June 30, 2006(1)

	ILEC	CLEC	Greenfield	Wireless	Other	Total
External revenue	$52,028	$10,573	$5,678	$18,840	$—	$87,119
External expense	29,059	10,134	5,035	16,200	692	61,120
Depreciation	10,825	1,443	2,046	1,276	503	16,093

Operating income (loss)	$12,144	$(1,004)	$(1,403)	$1,364	$(1,195)	$9,906

Segment assets at June 30, 2006	$262,648	$16,714	$31,964	$33,192	$39,065	$383,583

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Reconciliation to income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (1)	2007	2006 (1)
Segment operating income	$4,742	$4,831	$10,865	$9,906
Other income (expense):
Equity in income of unconsolidated companies, net	2	263	13	90,103
Interest, dividend income and gain on sale of investments	2,178	1,945	3,529	2,758
Impairment of investments	—	—	—	(876)
Interest expense	(612)	(869)	(1,201)	(1,893)
Other (expense) income	(52)	31	(116)	21

Total other income	1,516	1,370	2,225	90,113

Income before income taxes	$6,258	$6,201	$13,090	$100,019

(1)	Adjusted for the effect of SAB No. 108 items — See Note 3
5.	INCOME TAXES

Income tax expense was $2.3 million for both the three months ended June 30, 2007 and 2006, for effective tax rates of 36.5% and 36.4%, respectively. Income tax expense decreased to $4.5 million for the six months ended June 30, 2007, compared to income tax expense of $38.7 million for the six months ended June 30, 2006. In addition, the effective rate decreased to 34.3% for the first six months of 2007 compared to 38.7% for the same prior period in 2006 due to higher tax-exempt interest income from the Company’s increased investment in federal and state tax-exempt auction-rate securities.

The Company will incur expenditures necessary to facilitate the proposed Merger of the Company with Windstream in accordance with the Merger Agreement executed on May 25, 2007. The Company expects that these expenditures could be significant. Certain of these costs may be non-deductible for income tax purposes if the Merger is completed. During the three months ended June 30, 2007, $0.7 million of the transaction-related expenses incurred may be non-deductible if the transaction closes and could result in a potential future tax liability of $0.3 million.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of $1.1 million to the January 1, 2007 balance of retained earnings. As of the date of adoption, the Company had unrecognized tax benefits of $8.0 million. Included in the balance at January 1, 2007, are $2.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company files a consolidated federal income tax return and separate income tax returns in several state jurisdictions. The Company is no longer subject to federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 2003.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $1.8 million for the potential payment of interest and penalties at January 1, 2007, which is included as a component of the $8.0 million unrecognized tax benefit noted above. During the three months ended June 30, 2007, the Company recognized approximately $0.2 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of overall income tax expense.

Currently, $3.8 million of unrecognized tax benefits relates to an ongoing IRS audit that may be settled by June 30, 2008 and is included in income taxes payable.

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

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
EITF Issue No. 06-3

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The EITF reached a consensus that the scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. The EITF also reached a consensus that the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company presents sales and excise taxes received from customers on a net basis. Universal Service Administration Company (“USAC”) payments remitted as well as USAC revenue received from customers, are recorded on a gross basis. For the three months ended June 30, 2007, the Company included $0.7 million of revenue and $0.8 million of expense in its consolidated financial statements, compared to $0.6 million of revenue and $0.6 million of expense for the three months ended June 30, 2006. For the six months ended June 30, 2007 the Company recorded $1.2 million in USAC revenue and $1.6 million in USAC expense compared to $1.1 million in revenues and $1.2 million in expenses for the same six months in the prior year. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007, with no material effect on its consolidated financial statements.

7.	STOCK COMPENSATION PLANS

The Company accounts for cash-settled awards as liability awards and records compensation expense based on the fair value of the award at the end of each reporting period. The liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. The Company accounts for equity awards based on the grant date fair value. The Company records compensation expense and credits common stock within stockholders’ equity based on the fair value of the award at the grant date, which is recognized over the vesting period of the stock. At June 30, 2007, the majority of the Company’s stock compensation expense was included in selling, general and administrative expense in the Company’s Consolidated Statements of Income.

During the six months ended June 30, 2007 and 2006, respectively, the Company granted 238,992 and 88,496 unrestricted and nonvested shares, of which 198,709 and 56,902 were nonvested shares, respectively, under the Amended and Restated 2001 Stock Incentive Plan (“Stock Incentive Plan”) to participants with a weighted-average fair value of $24 and $13, respectively, measured at the grant-date fair value. At June 30, 2007, there were 242,583 nonvested shares outstanding. The Company accounts for the unrestricted and nonvested share awards as equity awards in accordance with SFAS No. 123R. At June 30, 2007, unrecognized compensation expense related to nonvested shares was $3.7 million, which will be recognized over a weighted-average period of 2.4 years. For the three months ended June 30, 2007, the Company recognized stock compensation expense and related tax benefits of $2.0 million and $0.8 million, respectively, compared to $1.3 million and $0.5 million, respectively, for the same period in 2006. For the six months ended June 30, 2007, the Company recognized stock compensation expense and related tax benefits of $3.2 million and $1.3 million, respectively, compared to $2.0 million and $0.8 million, respectively, for the same period in 2006.

Prior to August 10, 2005, the Company granted stock options under the Stock Incentive Plan. These options were granted by the Board of Directors, at prices determined by the closing price on the date of grant, and expire 10 years from the date of grant. Beginning in August 2005, the Company changed its compensation philosophy to eliminate future stock option grants. The Company accounts for its stock options as equity awards in accordance with SFAS No. 123R. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $0.3 million and $0.4 million, respectively, compared to $1.7 million and $2.2 million for the three and six months ended June 30, 2006, respectively. There were no stock options granted during the six months ended June 30, 2007 and 2006, respectively.

The Company adopted the provisions of FASB Staff Position (“FSP”) No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, on January 1, 2006. Accordingly, the Company reported the entire amount of excess tax benefits of $0.4 million and $0.9 million for the six months ended June 30,

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2007 and 2006, respectively, in additional paid-in capital resulting from its stock compensation plans in cash flows from financing activities in its Consolidated Statements of Cash Flows.
Activity under the Company’s stock option plans for the six months ended June 30, 2007 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(in thousands)
Options outstanding and exercisable at December 31, 2006	578,183	$16
Options exercised	(31,650)	15
Options forfeited	(5,988)	28

Options outstanding and exercisable at June 30, 2007	540,545	$15	5.93	$8,155

Nonvested share activity for the six months ended June 30, 2007 was as follows:

		Weighted-
		Average
	Number	Grant-Date
	of Shares	Value
Nonvested shares at December 31, 2006	99,353	$12
Shares granted	198,709	24
Shares vested	(55,479)	11

Nonvested shares at June 30, 2007	242,583	$22

The fair value of shares vested during the six months ended June 30, 2007 was approximately $0.6 million.

8.	INVESTMENTS

(a)	Investments in Unconsolidated Companies

The Company recognized income of less than $0.1 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and less than $0.1 million and $90.1 million for the six months ended June 30, 2007 and 2006, respectively, as its share of earnings from unconsolidated companies accounted for under the equity method. Palmetto is a partnership that held a 50% interest in 10 cellular rural service areas (“RSAs”) in North and South Carolina. On March 15, 2006, Palmetto sold its ownership interests in the 10 RSAs to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million, which included $10.3 million from the recognition of the difference in the Company’s carrying value of Palmetto and the Company’s percentage share of the underlying assets, and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million, which resulted in a gain of $0.8 million.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Investments in unconsolidated companies consisted of the following (in thousands):

	Ownership
	Percentage at	June 30,	December 31,
	June 30, 2007	2007	2006
Equity Method:
Access/On Multimedia, Inc.	20.1%	$48	$35
Cost Method:
Magnolia Holding Company, L.L.C.	4.6%	1,111	1,111
InComm Holdings, Inc.	0.2%	1,239	1,304
Other	Various	1,846	2,039

Total		$4,244	$4,489

The Company did not recognize any impairment charges in the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company recognized impairment charges of $0.4 million and $0.3 million on InComm Holdings, Inc., formerly PRE Holdings, Inc., and Magnolia, a shareholder of PRE Holdings, Inc. respectively. The impairment losses were determined based upon fair value resulting from a transaction whereby InComm Holdings, Inc. purchased PRE Holdings, Inc. These impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

(b)	Investment Securities
The book value, gross unrealized holding gains and losses and fair value for the Company’s investments at June 30, 2007 and December 31, 2006, were as follows (in thousands):

Investment Securities	Book	Gross Unrealized	Gross Unrealized
Available-for-Sale	Value	Holding Gains	Holding Losses	Fair Value
June 30, 2007	$1,024	$115	$(8)	$1,131

December 31, 2006	$4,015	$417	$(46)	$4,386

During the first six months of 2007, the Company sold investment securities for proceeds of $4.0 million and realized a gain of approximately $1.0 million, compared to proceeds of $1.3 million of investment securities for a realized gain of $0.9 million during the same 2006 period.

The Company did not recognize any impairment charges in the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company recognized impairment losses of $0.2 million on equity investment securities due to declines in the fair value of those securities that, in the opinion of management, were considered to be other than temporary. The impairment losses are included in the caption “Impairment of investments” in the Condensed Consolidated Statements of Income.

At June 30, 2007, the Company held $92.6 million of tax-exempt auction-rate securities that are classified as short-term, available-for-sale securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process, which occurs every 7 to 35 days. The underlying investments are in municipal bonds. The Company receives tax-exempt interest income on these auction-rate securities when the interest rates reset or semiannually. The carrying value of these auction-rate securities approximates the fair value due to the short-term nature of the securities. There were no unrealized gains or losses on these securities at June 30, 2007.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(c)	Other Investments

Other investments represent the Company’s investment in CoBank, ACB (“CoBank”), and Rural Telephone Finance Cooperative (“RTFC”), which are organized as cooperatives for federal income tax purposes. Distributions from CoBank include both cash distributions of CoBank’s earnings and equity participation certificates. These equity participation certificates are included in the Company’s carrying value of the investment and are recognized as other income in the period earned. Other investments totaled $2.1 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively.

9.	PROPERTY AND EQUIPMENT

Property and equipment was composed of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land, buildings and general equipment	$93,435	$92,971
Central office equipment	214,435	203,118
Poles, wires, cables and conduit	185,064	174,875
Construction in progress	16,127	20,043

	509,061	491,007
Accumulated depreciation	(294,209)	(281,099)

Property and equipment, net	$214,852	$209,908

The Company’s construction in progress decreased $3.9 million to $16.1 million at June 30, 2007, primarily related to the completion of projects associated with the Company’s strategic initiative to deploy fiber optic facilities and related equipment for the deployment of video and data services. Included in central office equipment at June 30, 2007, was approximately $1.0 million of assets purchased with vendor credits and free-of-charge services related to the replacement of certain wireless cell site equipment.

10.	COMMON STOCK

During the six months ended June 30, 2007 and 2006, the Company issued common stock under its Amended and Restated 2001 Stock Incentive Plan and as a result of the exercise of stock options.

The following table provides a reconciliation of the denominator used in computing basic earnings per share to the denominator used in computing diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Basic weighted-average shares outstanding	20,033	19,165	19,997	19,034
Effect of dilutive stock options and nonvested stock	218	287	243	325

Total diluted weighted-average shares outstanding	20,251	19,452	20,240	19,359

Anti-dilutive shares of common stock totaling approximately 117,881 and 252,000 for the three months ended June 30, 2007 and 2006, respectively, and 117,881 and 367,000 for the six months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share and diluted weighted-average shares outstanding because the exercise prices of these options were greater than the average market price of the common stock during the respective periods. At June 30, 2007 and 2006, the Company had total options outstanding of approximately 541,000 and 1,185,000, respectively, and nonvested shares outstanding of approximately 243,000 and 100,000, respectively.

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company adopted the provisions of FSP No. FAS 123R-3 on January 1, 2006. Accordingly, the Company included the entire amount of excess tax benefits that would be credited to additional paid-in capital upon the exercise of its dilutive stock options in its diluted weighted-average share calculation.

Cash dividends per share of common stock were $0.12 and $0.10 for the three months ended June 30, 2007 and 2006, respectively, and $0.24 and $0.20 for the six months ended June 30, 2007 and 2006, respectively.

11.	DEBT INSTRUMENTS

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Term loan with interest at 7.32%	$37,500	$40,000

Less: Current portion of long-term debt	5,000	5,000

Long-term debt	$32,500	$35,000

On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporated the Company’s existing 7.32% fixed rate $50.0 million term loan. The revolving loan commitment expires on June 30, 2011. The proceeds of borrowings under the revolving loan commitment will be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly. At June 30, 2007, $37.5 million was outstanding.

12.	PENSION AND POSTRETIREMENT PLANS

Components of net periodic benefit cost for the three months ended June 30 (in thousands):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$629	$612	$13	$12
Interest cost	788	724	126	115
Expected return on plan assets	(969)	(899)	—	—
Amortization of prior service cost	1	—	(7)	(2)
Amortization of the net gain	—	—	(15)	(31)

Net periodic benefit cost	$449	$437	$117	$94

CT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Components of net periodic benefit cost for the six months ended June 30 (in thousands):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service cost	$1,222	$1,224	$26	$24
Interest cost	1,575	1,448	252	230
Expected return on plan assets	(1,937)	(1,799)	—	—
Amortization of prior service cost	1	1	(14)	(4)
Amortization of the net gain	—	—	(30)	(62)

Net periodic benefit cost	$861	$874	$234	$188

The Company does not expect to contribute to the pension plan in 2007.

At June 30, 2007, the Company’s pension and postretirement liabilities were $3.5 million and $8.4 million, respectively. The current portion of the Company’s pension and postretirement liabilities at June 30, 2007 was $2.4 million and $0.8 million, respectively.

In December 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, providing final guidance on accounting for the Medicare Act. In accordance with FSP No. 106-2, the Company determined that the net periodic benefit costs do not reflect any amount associated with the subsidy since insurance is not provided; rather the plan provides a reimbursement of premiums paid by the retiree.

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

Introduction

CT Communications, Inc. (the Company), and its subsidiaries provide a broad range of telecommunications and related services to residential and business customers located primarily in North Carolina. The Company’s primary services include local and long distance telephone service, Internet and data services and wireless products and services.

The Company announced on May 25, 2007 that it has entered into an Agreement and Plan of Merger, (the “Merger Agreement”), with Windstream Corporation, a Delaware corporation (“Windstream”), pursuant to which Windstream Marlin, Inc., a wholly owned subsidiary of Windstream (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (the “Shares”), other than any Shares owned by the Company or any subsidiary of the Company, Merger Sub or any direct or indirect wholly owned subsidiary of Windstream, will be canceled and converted automatically into the right to receive $31.50 in cash, without interest. The Merger is conditioned, on certain customary conditions, including the approval of the Merger Agreement by the shareholders of the Company, the approval of the Federal Communications Commission and other regulatory approvals.

On July 9, 2007, the Federal Trade Commission notified the Company that its request for early termination of the waiting period had been granted. On or about July 6, 2007, the Company distributed to all shareholders of record as of June 28, 2007, a definitive proxy statement related to a special meeting of shareholders to be held on August 23, 2007. At the special meeting, the shareholders will consider and vote on the proposal to approve the Merger Agreement with Windstream. The acquisition is expected to close during the third quarter of 2007. However, factors outside of management’s control could delay or prevent completion of the proposed Merger. A change in control of the Company could trigger modification of terms of certain plans or agreements including contracts and certain employee benefit arrangements. The Merger Agreement provides that the Company may be required to pay Windstream a termination fee of $19 million in certain circumstances. For the six months ended June 30, 2007, the Company recorded $1.8 million of transaction related costs in operating expense associated with the proposed Merger.

During the second quarter of 2007, operating revenue increased 5.2% to $46.3 million, while operating income decreased 1.8% to $4.7 million compared to the same period in 2006. For the six months ended June 30, 2007, operating revenue increased 5.3% to $91.7 million, while operating income increased 9.7% to $10.9 million compared to the same period in 2006. The Company’s incumbent local exchange carrier (“ILEC”) operating revenue increased 4.1% to $27.2 million for the first quarter of 2007 compared to the same 2006 period and 4.4% to $54.3 million for the six months ended June 30, 2007 compared to the same 2006 period. ILEC’s operating revenue included a $1.0 million increase in universal service revenue based on the final 2006 cost study. Wireless operating revenue increased 9.2% to $10.6 million for the three months ended June 30, 2007 compared to the same 2006 period and 7.9% to $20.3 million for the six months ended June 30, 2007 compared to the same 2006 period, with a 4.9% increase in subscribers.

Net income for the Company was $4.0 million and $8.6 million for the three and six months ended June 30, 2007, respectively, compared to $3.9 million and $61.3 million for the three and six months ended June 30, 2006, respectively. Diluted earnings per share were $0.20 and $0.42 for the three and six months ended June 30, 2007, respectively, compared to $0.20 and $3.17 for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2007, the Company recorded $1.8 million of transaction related costs in operating expense associated with the proposed Merger. Net income and diluted earnings per share for the six months ended June 30, 2006 included $89.2 million of equity income of unconsolidated companies as a result of the Palmetto MobileNet, L.P. (“Palmetto”) transaction.

On March 15, 2006, Palmetto sold its ownership interests in 10 cellular rural service areas (“RSAs”) to Alltel Corporation for approximately $455 million. As a result of this transaction, the Company recorded equity in income of unconsolidated companies of $89.2 million and received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale. In August 2006, the Company sold its remaining investment in Palmetto for $4.2 million and recorded a gain of $0.8 million as a result of this transaction. Proceeds from this transaction were invested in federal and state tax-exempt auction-rate securities, of which the Company had $92.6 million invested at June 30, 2007.

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

Cable telephony and Voice over Internet Protocol (“VoIP”) providers are significant threats to the Company’s business. Service providers utilizing these technologies are capable of delivering a competitive voice service to the Company’s customers. These service providers are not subject to certain regulatory constraints that have impacted the Company’s business model.

Time Warner Cable offers cable television, cable telephone and Internet service in most of the Company’s service territories and launched cable telephone service in the Company’s ILEC territory in July 2006. The Company has taken, and will continue to take, several steps to position it to address competition from cable telephone services and to better position the Company in the markets in which it operates. Prior to the introduction of cable telephone service, and through the second quarter of 2007, the Company continued its aggressive marketing campaigns and product development designed to further position the Company as a leading broadband provider in the marketplace. The Company has adopted a strategy based on delivering superior broadband service capabilities to capture and retain the broadband relationship with customers. The Company’s plan involves leveraging that relationship by bundling multiple products and services with attractive value pricing to expand the revenue opportunity with each customer.

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

Broadband customers increased by 5,886 or 24.9% from June 30, 2006, to end the second quarter of 2007 at 29,547. Broadband penetration was 24.1% of ILEC lines and 23.5% of Greenfield lines at June 30, 2007. Maintaining superior broadband service capabilities has and will continue to be central to the Company’s competitive strategy.

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

The Company launched a video trial to select customers in the ILEC service territory at the end of the first quarter of 2007. The trial participants receive video, broadband, and voice services delivered through fiber optic facilities, which are part of the Company’s fiber initiative that passed over approximately 18,000 ILEC homes at the end of the second quarter of 2007. The video service offered to customers participating in this trial includes a fully competitive channel line-up and high definition programming and digital video recording (“DVR”) capabilities. Initial broadband service download speeds for customers in this trial are up to 15 Mbps.

The initial investment in video head-end and signal processing equipment was substantially complete by March 31, 2007. The Company has continued to deploy aerial fiber optic cable in 2007 to support the delivery of voice, video and data products to select ILEC customers.

The Company’s capital expenditures for the six months ended June 30, 2007, were $21.1 million compared to $13.1 million for the same 2006 period. The Company was required to move forward with the replacement of certain wireless cell site equipment as mandated by Cingular Wireless (“Cingular”) and expects to spend a total of approximately $4 million to complete this project.

In 2001, the Company entered into a Joint Operating Agreement (“JOA”) with Cingular. Under the JOA, the Company purchases pre-defined services from Cingular, such as switching, and remains subject to certain conditions including technology, branding and service offering requirements. Products and services are co-branded with Cingular. The Company has the ability to bundle wireless services with wireline products and services and can customize pricing plans for bundled services based on its customers’ needs. Additionally, the JOA with Cingular allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable purchasing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising.

The JOA may at times require the Company to implement technical changes to make its network consistent with Cingular’s technical standards. As a result, the Company may be required to implement certain technical changes that, while appropriate for Cingular’s network, may not provide attractive returns on capital investment for the Company. The Company is currently exploring with Cingular the implementation of several new technical standards. The next generation wireless data technology, Universal Mobile Telecommunications System (“UMTS”), a technology that may ultimately support higher data transfer speeds, is under development and may be deployed beginning in 2008. In addition, Cingular has required the Company to replace certain wireless cell site equipment to comply with Cingular’s plans to migrate North Carolina wireless cell site equipment to another vendor. This project, which is now underway, is expected to be completed in the third quarter of 2007 at a total net cash outlay of approximately $4 million. During the second quarter of 2007, the Company recognized a loss of $0.3 million related to this project. AT&T, through its acquisition of Bell South Corporation in December 2006, acquired control of Cingular. The Company does not believe this event will have a material impact on the Company’s wireless business.

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

The federal universal service program is under increasing scrutiny from legislators, regulators and service providers due to the growth in the demands on the fund and changes in the telecommunications industry. As a result of the growth in the demands on the fund, the FCC has increased the USF customer surcharge from the 9.7% charge applicable to the first quarter of 2007 to 11.3% for the third quarter of 2007. Although it is generally contemplated that companies subject to this charge will pass it on to their customers, the Company in the case of certain service offerings or customer groups elects not to do so because competitors’ offerings are not subject to the charge. Accordingly, increases in the rate imposed by the FCC will generally result in a decrease in the Company’s operating margins on those services where charges are not passed on to customers. In addition, the rate increase creates additional pressure on regulators and legislators to reform the universal service system.

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

In May 2006, the Company executed a franchise agreement with the City of Concord permitting the Company to offer video services within the city. In January 2007, new legislation in North Carolina took effect that established a statewide franchise structure. Under the new law, the North Carolina Secretary of State replaces North Carolina counties and cities as the exclusive franchising authority for video services. To obtain a franchise from the Secretary of State, the Company must file a notice designating the areas within which it desires to provide video services. To maintain the authority granted by the notice filing, the Company must pass one or more homes with its service no later than 120 days after the notice is filed. No build-out requirements are mandated in the franchise law. The Company believes that the new law will significantly aid its efforts to provide video services over its network by allowing the Company to avoid lengthy franchise procurement processes with various local governments and uneconomic build-out requirements that are frequently imposed by those local governments. The Company has now filed for and received authorization to provide services in Cornelius, North Carolina.

In March 2007, the Company petitioned the FCC for a waiver from a requirement that all video set-top boxes deployed after July 1, 2007 have security functions that are separate from navigation functions. The Company’s petition requests an 18 month extension of the current deadline, during which time the Company would explore downloadable security systems and provide boxes with separate integration, to the extent available, upon customer request. The Company also provided the FCC with alternative relief options in the event the FCC found the primary request unacceptable. On June 29, 2007, the FCC granted temporary relief to the Company for basic set top boxes, but not for boxes providing high definition or digital video recorder capabilities. The Company is currently evaluating the impact of the FCC’s order on the Company’s video services offerings, but the Company does not believe the order will not have a material impact on the overall financial results of the Company.

The Company’s CLEC and Greenfield businesses rely in part on unbundled network elements obtained from the applicable incumbent local exchange carrier. FCC rules changes over the past several years have resulted in increases in the cost of some of those unbundled network elements, including high capacity transport elements and unbundled network element platform (“UNE-P”). The Company continues to utilize alternative and more cost-effective transport elements where available to minimize the Company’s transport costs. The Company has executed a new interconnection agreement with BellSouth that addresses those elements that remain subject to the federal interconnection rules. The Company also executed commercial agreements with certain incumbent local exchange carriers that permit the Company to maintain and lease additional UNE-P lines from those carriers at negotiated rates. To lower expenses and improve service levels, the Company primarily targets new customers that can be served by owned or co-located facilities and continues to pursue opportunities to bring existing customers served with leased elements on to the Company’s network.

In April 2007, the FCC released an order strengthening existing rules regarding the use and disclosure of Customer Proprietary Network Information (“CPNI”). The rules require customers to use passwords when requesting call detail records from their telecommunications carrier. In addition, the new rules require telecommunications carriers to notify customers if their confidential information was breached. The new rules are expected to be effective beginning December 8, 2007.

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

Historically, the Company has reported its results of operations in six separate operating segments as defined by SFAS No. 131. These six segments were ILEC, CLEC, Wireless, Greenfield, Internet, and Palmetto. During 2006, the Company sold its investment in Palmetto and as a result no longer reports results for that segment after December 31, 2006. During the first quarter of 2007, the Company launched its video product to trial customers located within the ILEC service territory, and as a result, the Company evaluated whether video should be accounted for as a separate operating segment or as a product within the Company’s existing operating segments. This in turn led the Company to reassess how it manages the business and its assumptions, methodologies and reporting classifications associated with all of its reporting segments. In response to the increased focus on integrated telecommunications bundled offerings and the addition of new product offerings, the Company has modified its financial reporting processes to present revenues and expenses by defined customer groups. This method of presentation will report revenues and expenses by customer relationship to aid in decision-making. As a result of the restructuring of the Company’s financial reporting process and the assessment performed, the Company modified its segment reporting to report four operating segments: ILEC, CLEC, Greenfield, and Wireless, effective January 1, 2007. As a result, the former Internet segment results have been included in the ILEC, CLEC, and Greenfield segment results for all periods presented. All other business units, investments and operations of the Company that do not fall under these segments and do not meet reporting guidelines and thresholds are reported under “Other”.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s management evaluates performance based on certain operating metrics, including operating revenues and operating income. Intersegment transactions are eliminated. All segments reported below provide services primarily within North Carolina. Amounts as of and for the three and six months ended June 30, 2006 have been recast to conform to the current period presentation.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB No. 108 on December 31, 2006 and recorded related adjustments using the cumulative effect transition method as of January 1, 2006. The Company has recast its first and second quarter 2006 financial results to reflect the impact of the SAB No. 108 items.

The following discussion reviews the results of the Company’s consolidated operations and specific results within each reportable segment.

Consolidated Operating Results (in thousands, except lines and customers)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$18,355	$18,832	$(477)	$36,936	$37,594	$(658)
Wireless	6,673	5,930	743	13,032	11,583	1,449
Broadband & dial-up	3,891	3,408	483	7,787	6,589	1,198

Total customer recurring	28,919	28,170	749	57,755	55,766	1,989
Universal service	2,376	1,169	1,207	3,790	2,299	1,491
Access & interconnection	6,989	7,000	(11)	14,073	13,793	280
Wireless roaming/settlement	3,381	3,259	122	6,390	6,176	214
Other	4,641	4,426	215	9,710	9,085	625

Total operating revenue	46,306	44,024	2,282	91,718	87,119	4,599

Operating expense:
Cost of service	15,454	14,673	781	30,736	29,658	1,078
Selling, general & administrative	18,217	16,547	1,670	34,316	31,462	2,854
Depreciation	7,893	7,973	(80)	15,801	16,093	(292)

Total operating expense	41,564	39,193	2,371	80,853	77,213	3,640

Operating income	4,742	4,831	(89)	10,865	9,906	959

Other income	1,516	1,370	146	2,225	90,113	(87,888)

Income before taxes	6,258	6,201	57	13,090	100,019	(86,929)

Income taxes	2,286	2,258	28	4,492	38,710	(34,218)

Net income	$3,972	$3,943	$29	$8,598	$61,309	$(52,711)

Operating margin	10.2%	11.0%		11.8%	11.4%

Capital expenditures	$10,579	$6,064	$4,515	$21,082	$13,051	$8,031
Total assets				388,008	383,583	4,425

Wired access lines				156,270	159,623	(3,353)
Wireless subscribers				50,297	47,932	2,365
Broadband and dial-up customers				33,459	29,255	4,204

Three Months Ended June 30

Operating revenue for the three months ended June 30, 2007 increased 5.2% to $46.3 million compared to $44.0 million for the three months ended June 30, 2006. The increase in revenue was largely attributable to a $1.2 million increase in universal service revenue primarily related to a true-up of the 2006 cost study and higher 2007 recoveries based on current cost study projections, and a $0.7 million increase in customer recurring revenue. The increase in customer recurring revenue was driven by a $0.7 million increase in wireless revenue and a $0.5 million increase in broadband revenue, which were partially offset by a decrease of $0.5 million in wireline revenue due to access line losses. Broadband customers increased 24.9%, CLEC customers increased 7.1%, Greenfield customers increased 5.8% and wireless subscribers increased 4.9%, compared to the end of the second quarter of 2006.

Operating expense for the three months ended June 30, 2007 increased 6.0% to $41.6 million compared to the three months ended June 30, 2006. The increase in operating expense was attributable to a $1.7 million increase in selling, general and administrative (“SG&A”) expense and a $0.8 million increase in cost of service. The increase in SG&A expense was largely due to $1.7 million of transaction related costs associated with the proposed Merger, of which $0.8 million was stock compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan and $0.9 million was related to professional fees. The increase in cost of service was largely due to a loss of $0.3 million related to the replacement of certain wireless cell site equipment, a $0.3 million increase in personnel expense and an increase in USAC contribution rates.

Other income was $1.5 million for the three months ended June 30, 2007 compared to $1.4 million for the same 2006 period. Included in other income were gains on sales of investments of $1.0 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively.

Income tax expense was $2.3 million for both the three months ended June 30, 2007 and 2006, for effective tax rates of 36.5% and 36.4%, respectively.

The Company will incur expenditures necessary to facilitate the proposed Merger of the Company with Windstream in accordance with the Merger Agreement executed on May 25, 2007. The Company expects that these expenditures could be significant. Certain of these costs may be non-deductible for income tax purposes if the Merger is completed. During the three months ended June 30, 2007, $0.7 million of the transaction-related expenses incurred may be non-deductible if the transaction closes and could result in a potential future tax liability of $0.3 million.

Six Months Ended June 30

Operating revenue for the six months ended June 30, 2007 increased to $91.7 million compared to $87.1 million for the prior year. The increase in revenue was largely attributable to a $2.0 million increase in customer recurring revenue, a $1.5 million increase in universal service revenue, and a $0.6 million increase in other revenue. The increase in customer recurring revenue resulted from an increase in wireless revenue of $1.4 million driven by a 4.9% increase in subscribers and an increase in the average revenue generated per subscriber, and a $1.4 million increase in broadband revenue driven by a 24.9% increase in broadband customers. The increase in universal service revenue was primarily due to a true-up of the 2006 cost study and higher 2007 recoveries based on current cost study projections received in the second quarter of 2007. Other revenue increased due to higher telephone system sales and directory revenue.

Operating expense for the six months ended June 30, 2007 increased 4.7% to $80.9 million compared to the six months ended June 30, 2006. The increase in operating expense was attributable to a $2.9 million increase in SG&A expense and an $1.1 million increase in cost of service. The increase in SG&A expense was largely due to $1.8 million of transaction related costs associated with the proposed Merger, of which $0.8 million was stock compensation expense related to fair market value adjustments for the Company’s stock units held in its nonqualified deferred compensation plan and $1.0 million was associated with professional fees. The increase in cost of service was largely due to an increase of $0.5 million in network expense, a loss of $0.3 million related to the replacement of certain wireless cell site equipment and year over year increases in USAC contribution rates.

Other income was $2.2 million for the six months ended June 30, 2007 compared to $90.1 million for the same 2006 period. During the first six months of 2006, the Company recognized $89.2 million, its portion of the gain on the sale of Palmetto’s assets, in equity income in unconsolidated companies. Included in other income were gains on sales of investments of $1.0 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.

Income tax expense decreased to $4.5 million for the six months ended June 30, 2007, compared to income tax expense of $38.7 million for the six months ended June 30, 2006. In addition, the effective rate decreased to 34.3% for the first six months of 2007 compared to 38.7% for the same prior period in 2006 due to higher tax-exempt interest income from the Company’s increased investment in federal and state tax-exempt auction-rate securities.

ILEC (in thousands, except lines)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$12,825	$13,270	$(445)	$25,859	$26,502	$(643)
Broadband & dial-up	2,839	2,490	349	5,578	4,792	786

Total customer recurring	15,664	15,760	(96)	31,437	31,294	143
Universal service	2,376	1,169	1,207	3,790	2,299	1,491
Access & interconnection	5,141	5,351	(210)	10,527	10,679	(152)
Other	4,001	3,825	176	8,550	7,756	794

Total operating revenue	27,182	26,105	1,077	54,304	52,028	2,276

Operating expense:
Cost of service	5,769	5,279	490	11,417	10,601	816
Selling, general & administrative	10,693	9,895	798	20,614	18,458	2,156
Depreciation	5,145	5,347	(202)	10,300	10,825	(525)

Total operating expense	21,607	20,521	1,086	42,331	39,884	2,447

Operating income	$5,575	$5,584	$(9)	$11,973	$12,144	$(171)

Operating margin	20.5%	21.4%		22.0%	23.3%

Capital expenditures	$5,858	$3,298	$2,560	$13,410	$7,041	$6,369
Total assets				272,908	262,648	10,260

Business access lines				28,129	28,404	(275)
Residential access lines				74,512	80,952	(6,440)
Total access lines				102,641	109,356	(6,715)

Broadband DSL customers				24,684	19,978	4,706
Broadband high-speed customers				91	75	16
Total broadband customers				24,775	20,053	4,722

Dial-up customers				3,912	5,594	(1,682)

Three Months Ended June 30

Operating revenue for the three months ended June 30, 2007 increased 4.1% to $27.2 million compared to the three months ended June 30, 2006. The increase in operating revenue was mainly due to a $1.2 million increase in universal service revenue from a true-up of the 2006 cost study and higher 2007 recoveries based on current cost study projections, and a $0.2 million increase in other revenue. These increases were partially offset by a $0.2 million decrease in access and interconnection revenue and a $0.1 million decrease in customer recurring revenue. The decrease in customer recurring revenue was due to a $0.5 million decrease in wireline customer revenue related to access line losses, which was partially offset by a $0.4 million increase in broadband revenue driven by a 23.5% increase in broadband customers.

Operating expense for the three months ended June 30, 2007 increased 5.3% to $21.6 million compared to the three months ended June 30, 2006. The increase in operating expense was attributable to a $0.8 million increase in SG&A expense and a $0.5 million increase in cost of service. The increase in SG&A expense was driven by transaction related costs associated with the proposed Merger and a $0.3 million increase in general administrative expense. These increases in operating expense were partially offset by a $0.2 million decrease in depreciation expense. Operating margin for the three months ended June 30, 2007 decreased to 20.5% from 21.4% during the three months ended June 30, 2006.

The Company launched a video trial to select customers in the ILEC service territory at the end of the first quarter of 2007. The trial participants receive video, data and voice services delivered through fiber optic facilities, which are part of the Company’s fiber initiative that passed over approximately 18,000 ILEC homes at the end of the second quarter of 2007. The video service offered to customers participating in this trial includes a fully competitive channel line-up and high definition programming and DVR capabilities. Initial broadband service download speeds for customers in this trial are up to 15 Mbps.

Capital expenditures for the three months ended June 30, 2007 were 21.6% of ILEC operating revenue compared to 12.6% of revenue for the three months ended June 30, 2006. The increase in capital expenditures primarily related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and data services.

Six Months Ended June 30

Operating revenue for the six months ended June 30, 2007 increased 4.4% to $54.3 million compared to the six months ended June 30, 2006. The increase in operating revenue was mainly due to a $1.5 million increase in universal service revenue resulting from a true-up of the 2006 cost study and higher 2007 recoveries based on current cost study projections, an $0.8 million increase in other revenue, and a $0.1 million increase in customer recurring. Partially offsetting these increases in operating revenue was a $0.2 million reduction in access and interconnection revenue. The increase in other revenue for the six months ended June 30, 2007 related primarily to increased telephone systems sales and higher directory revenue. The $0.1 million increase in customer recurring revenue was due to a $0.8 million increase in broadband revenue driven by a 23.5% increase in broadband customers, partially offset by a $0.6 million decrease in wireline revenue attributable to a 6.1% decline in access lines and a $0.2 million decrease in dial-up revenue. The decline in access lines was due in part to increased competition from wireless and other competitive providers, and an increase in broadband Internet adoption by customers that have cancelled second lines previously used for dial-up Internet service.

Operating expense for the six months ended June 30, 2007 increased 6.1% to $42.3 million compared to the six months ended June 30, 2006. The increase in operating expense was due to a $2.2 million increase in SG&A expense and an $0.8 million increase in cost of service. The increase in SG&A expense was comprised of a $1.2 million increase in personnel expense primarily attributable to transaction related costs associated with the proposed Merger, a $0.8 million increase in general administrative expense and a $0.2 million increase in selling expense. The increase in administrative expense was partially due to video administrative expense, which was included in the Company’s “Other” operating segment prior to the launch of video services in the first quarter of 2007. The increase in selling expense was largely attributable to an increase in commission expense in the first six months of 2007 compared to the same 2006 period. Operating margin for the six months ended June 30, 2007 decreased to 22.0% from 23.3% during the six months ended June 30, 2006.

Capital expenditures for the six months ended June 30, 2007 were 24.7% of ILEC operating revenue compared to 13.5% of revenue for the six months ended June 30, 2006. The increase in capital expenditures primarily related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and data services.

CLEC (in thousands, except lines)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$3,458	$3,589	$(131)	$6,917	$7,179	$(262)
Broadband	593	595	(2)	1,330	1,189	141

Total customer recurring	4,051	4,184	(133)	8,247	8,368	(121)
Access & interconnection	1,274	1,127	147	2,381	2,082	299
Other	52	43	9	114	123	(9)

Total operating revenue	5,377	5,354	23	10,742	10,573	169

Operating expense:
Cost of service	2,888	2,808	80	5,748	5,918	(170)
Selling, general & administrative	2,195	2,180	15	4,264	4,216	48
Depreciation	700	728	(28)	1,421	1,443	(22)

Total operating expense	5,783	5,716	67	11,433	11,577	(144)

Operating income	$(406)	$(362)	$(44)	$(691)	$(1,004)	$313

Operating margin	(7.6%)	(6.8%)		(6.4%)	(9.5%)

Capital expenditures	$423	$493	$(70)	$768	$1,773	$(1,005)
Total assets				15,792	16,714	(922)

Access lines				36,811	34,372	2,439
Broadband high-speed customers				817	679	138

Three Months Ended June 30

Operating revenue and operating expense remained relatively flat for the three months ended June 30, 2007 compared to the same 2006 period.

Capital expenditures were 7.9% of operating revenue for the three months ended June 30, 2007 compared to 9.2% for the same period in 2006.

Six Months Ended June 30

Operating revenue for the six months ended June 30, 2007 increased $0.2 million to $10.7 million compared to the six months ended June 30, 2006. The increase in operating revenue was driven by a $0.3 million increase in access and interconnection revenue due to growth in customer access lines and an increase in access rates. Customer recurring revenue decreased $0.1 million from the prior year primarily attributable to lower average rates for wireline customer contract renewals, partially offset by an increase in broadband revenue from new broadband customers.

Operating expense for the six months ended June 30, 2007 decreased 1.2% to $11.4 million compared to the same period last year primarily due to a decrease in cost of service. Operating margin for the six months ended June 30, 2007 improved to (6.4%), compared to (9.5%) for the six months ended June 30, 2006.

Capital expenditures for the six months ended June 30, 2007 were 7.1% of CLEC operating revenue compared to 16.8% of operating revenue for the six months ended June 30, 2006. Capital expenditures during the six months ended June 30, 2006 related to infrastructure components required for the Company’s migration of its switching networks to an IP-packet based design.

Greenfield (in thousands, except lines and projects)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenue:
Customer recurring:
Wireline	$2,072	$1,973	$99	$4,160	$3,913	$247
Broadband	459	323	136	879	608	271

Total customer recurring	2,531	2,296	235	5,039	4,521	518
Access & interconnection	574	522	52	1,165	1,032	133
Other	70	64	6	135	125	10

Total operating revenue	3,175	2,882	293	6,339	5,678	661

Operating expense:
Cost of service	1,288	1,327	(39)	2,525	2,710	(185)
Selling, general & administrative	1,223	1,216	7	2,349	2,325	24
Depreciation	1,129	1,032	97	2,243	2,046	197

Total operating expense	3,640	3,575	65	7,117	7,081	36

Operating income	$(465)	$(693)	$228	$(778)	$(1,403)	$625

Operating margin	(14.6%)	(24.0%)		(12.3%)	(24.7%)

Capital expenditures	$1,222	$1,376	$(154)	$2,357	$2,995	$(638)
Total assets				33,133	31,964	1,169

Access lines				16,818	15,895	923
Broadband DSL customers				3,955	2,929	1,026
Total projects				130	124	6

Three Months Ended June 30

Operating revenue for the three months ended June 30, 2007 increased 10.2% to $3.2 million compared to the three months ended June 30, 2006. The increase in operating revenue was due to a $0.2 million increase in customer recurring revenue driven by a 35.0% increase in broadband DSL customers and a 5.8% increase in access lines.

Operating expense for the three months ended June 30, 2007 was relatively flat compared to the same period in 2006. Operating margin for the three months ended June 30, 2007 improved to (14.6%), compared to (24.0%) for the three months ended June 30, 2006.

Capital expenditures for the three months ended June 30, 2007 were 38.5% of Greenfield operating revenue compared to 47.7% of operating revenue for the three months ended June 30, 2006.

Six Months Ended June 30

Operating revenue for the six months ended June 30, 2007 increased 11.6% to $6.3 million compared to the same period last year. The increase in operating revenue was due to a $0.5 million increase in customer recurring revenue, driven by a 35.0% increase in broadband DSL customers and a 5.8% increase in access lines.

Operating expense for the six months ended June 30, 2007 was relatively flat compared to the same period in 2006. Operating margin for the six months ended June 30, 2007 improved to (12.3%), compared to (24.7%) for the six months ended June 30, 2006.

During the six months ended June 30, 2007, the Greenfield business added four preferred provider projects, bringing the total number of projects to 130. These projects currently represent a potential of 58,000 access lines once these developments have been completely built-out. The residential/business line mix of these 130 projects is expected to be over 90% residential.

Capital expenditures for the first six months of 2007 were 37.2% of Greenfield operating revenue compared to 52.7% of operating revenue for the same period last year.

Wireless (in thousands, except subscribers)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating revenue:
Customer recurring	$6,673	$5,930	$743	$13,032	$11,583	$1,449
Wireless roaming/settlement	3,381	3,259	122	6,390	6,176	214
Other	518	494	24	911	1,081	(170)

Total operating revenue	10,572	9,683	889	20,333	18,840	1,493

Operating expense:
Cost of service	5,509	5,259	250	11,046	10,429	617
Selling, general & administrative	3,074	2,970	104	5,939	5,771	168
Depreciation	693	641	52	1,386	1,276	110

Total operating expense	9,276	8,870	406	18,371	17,476	895

Operating income	$1,296	$813	$483	$1,962	$1,364	$598

Operating margin	12.3%	8.4%		9.6%	7.2%

Capital expenditures	$2,363	$491	$1,872	$2,627	$687	$1,940
Total assets				35,449	33,192	2,257

Wireless subscribers				50,297	47,932	2,365

Three Months Ended June 30

Operating revenue for the three months ended June 30, 2007 increased 9.2% to $10.6 million compared to the same period last year. The increase in operating revenue was driven by a $0.7 million increase in customer recurring revenue and $0.1 million increase in wireless roaming and settlement revenue. The increase in customer recurring revenue was driven by a 4.9% increase in subscribers and an increase in the average revenue generated per subscriber.

Operating expense for the three months ended June 30, 2007 increased 4.6% to $9.3 million compared to the same period last year. The increase in operating expense was primarily attributable to a $0.3 million increase in cost of service and a $0.1 million increase in SG&A expense. The increase in cost of service was primarily due increased switching costs associated with customer growth and a loss of $0.3 million related to the replacement of certain wireless cell site equipment. In addition, cost of service for the three months ended June 30, 2007 included a credit from a contractual true-up of switching rates of $0.5 million.

Capital expenditures for the second quarter of 2007 were 22.4% of operating revenue compared to 5.1% of operating revenue for the same period last year. The increase was primarily related to the replacement of certain wireless cell site equipment during the second quarter of 2007.

Six Months Ended June 30

Operating revenue for the six months ended June 30, 2007 increased 7.9% to $20.3 million compared to the six months ended June 30, 2006. The increase in operating revenue was driven by a $1.4 million increase in customer recurring revenue and a $0.2 million increase in roaming and settlement revenue. The increase customer recurring revenue was driven by a 4.9% increase in wireless subscribers, and an increase in the average revenue generated per customer.

Operating expense for the six months ended June 30, 2007 increased 5.1% to $18.4 million compared to the same period in 2006. The increase in operating expense primarily related to a $0.6 million increase in cost of service, a $0.2 million increase in SG&A expense and a $0.1 million increase in depreciation. The $0.6 million increase in cost of service was largely due to increased switching costs associated with customer growth and a loss of $0.3 million related to the replacement of certain wireless cell site equipment. In addition, cost of service for the six months ended June 30, 2007 included a credit from a contractual true-up of switching rates of $0.3 million.

Capital expenditures for the six months ended June 30, 2007 were 12.9% of operating revenue compared to 3.6% of operating revenue for the same period last year. The increase was primarily related to the replacement of certain wireless cell site equipment during the second quarter of 2007.

Other (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Operating expense:
Selling, general & administrative	$1,032	$286	$746	$1,150	$692	$458
Depreciation	226	225	1	451	503	(52)

Total operating expense	$1,258	$511	$747	$1,601	$1,195	$406

Capital expenditures	$713	$406	$307	$1,920	$555	$1,365
Total assets				30,726	39,065	(8,339)

Three Months Ended June 30

Operating expense for the Company’s Other business segment increased $0.7 million to $1.3 million for the three months ended June 30, 2007 compared to the same period in 2006. The increase in operating expense was primarily due to transaction related costs of $0.8 million associated with the proposed Merger.

Capital expenditures for the three months ended June 30, 2007 increased $0.3 million to $0.7 million from the same period in 2006.

Six Months Ended June 30

Operating expense for the Company’s Other business segment increased $0.4 million to $1.6 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in operating expense was primarily due to transaction related costs of $0.9 million associated with the proposed Merger that were partially offset by decreases in professional services related to the development of the Company’s video service offering which was launched during the first quarter of 2007 within the ILEC service territory. Accordingly, expenses related to the Company’s video products and services for the six months ended June 30, 2007 are included in the Company’s ILEC business segment.

Capital expenditures for the six months ended June 30, 2007 increased $1.4 million to $1.9 million from the same period in 2006. The increase was primarily related to investments in IT systems infrastructure necessary to support the Company’s future product and service design and associated customer experience.

Liquidity and Capital Resources

Net cash provided by/used in operating activities

Cash provided by operating activities was $22.2 million for the six months ended June 30, 2007 compared to cash used in operating activities of $2.5 million for the six months ended June 30, 2006. The change was primarily attributable to estimated tax payments of approximately $26.1 million during the six months ended June 30, 2006, partially offset by an increase in operating income for the six months ended June 30, 2007 compared to the same 2006 period.

Net cash provided by/used in investing activities

Cash used in investing activities was $22.5 million for the six months ended June 30, 2007 compared to cash provided by investing activities of $7.0 million during the first six months of 2006. During the first quarter of 2006, as a result of the Palmetto transaction, the Company received a pre-tax cash distribution from Palmetto of $97.4 million as proceeds from the sale of Palmetto assets to Alltel. During the first half of 2006, the Company invested $94.9 million of these proceeds in short-term investments, which are accounted for as available-for-sale securities. During 2007 the Company purchased an additional $32.7 million of these securities, and sold $26.9 million. In addition, the Company received $15.6 million in net proceeds from the sale of wireless spectrum during the six months ended June 30, 2006. Capital expenditures increased $8.0 million to $21.1 million during the first half of 2007 related to the Company’s strategic initiative to deploy fiber optic facilities and related equipment and software for the deployment of video and broadband services. During the first six months of 2007, the Company received net proceeds of $4.0 million from sales of investment securities compared to $1.4 million for the same 2006 period.

Net cash used in financing activities

Cash used in financing activities totaled $6.3 million in the first six months of 2007 compared to $10.6 million for the first six months of 2006. During the first six months of 2007, the Company repaid $2.5 million of debt compared to $12.5 million for the same 2006 period. On March 30, 2006, the Company paid in full the $10.0 million outstanding under the revolving credit facility. In the fourth quarter of 2006, the Company increased its quarterly cash dividend to $0.12 per share from $0.10 per share. As a result, during the first six months of 2007, dividends paid were $1.0 million higher than the same 2006 period. During the first quarter of 2007, proceeds from common stock issuances resulting from stock option exercises was $0.6 million compared to $4.8 million for the same 2006 period.

Anticipated sources and uses of funds

At June 30, 2007, the fair market value of the Company’s short-term investments and investment securities was $93.8 million, all of which could be pledged to secure additional borrowing, or sold, if needed for liquidity purposes.

On April 18, 2006, the Company entered into a Master Loan Agreement, which provides a revolving loan commitment of $40.0 million and incorporates the Company’s existing term loan. The commitment expires on June 30, 2011. The proceeds of borrowings under the revolving loan commitment could be used by the Company for working capital, capital expenditures, and other general corporate purposes. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter.

The Company’s 7.32% fixed rate term loan matures on December 31, 2014. At June 30, 2007, $37.5 million was outstanding on the term loan. The term loan requires quarterly payments of interest until maturity on December 31, 2014. Payments of principal are due quarterly through December 31, 2014 in equal amounts of $1.25 million.

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

Factors that may cause actual results to differ materially from these forward-looking statements include:
•
the risk that required closing conditions for the Company’s proposed Merger with Windstream, including necessary regulatory and shareholder approvals, will not be obtained and the proposed Merger will not be consummated as anticipated,

•	the Company’s ability to respond effectively to the issues surrounding the telecommunications industry caused by state and federal legislation and regulations,

•	the impact of economic conditions related to the financial performance of customers, business partners, competitors and peers within the telecommunications industry,

•	the Company’s ability to achieve acceptable returns on investments in connection with the expansion into new businesses, products and services,

•	the Company’s ability to attract and retain key personnel,

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

On April 18, 2006, the Company entered into a Master Loan Agreement (“MLA”), which provides a revolving loan commitment of $40.0 million and incorporated the Company’s existing 7.32% fixed rate $50.0 million term loan. The revolving loan commitment expires on June 30, 2011. The unpaid principal balance of each advance under the revolving loan commitment will accrue interest, in the Company’s discretion, at a (i) variable base rate option, (ii) quoted rate option or (iii) LIBOR-based option. Subject to exceptions relating to loans accruing interest at the LIBOR-based option, interest will be payable on the last day of each calendar quarter. Under the MLA, the Company’s term loan matures on December 31, 2014. The term loan will accrue interest at a fixed annual interest rate of 7.32% with principal repayments of $1.25 million due quarterly. At June 30, 2007, $37.5 million was outstanding.

At June 30, 2007, the Company had $92.6 million in tax-exempt auction-rate securities, which are classified as short-term, available-for-sale securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that trade or mature on a shorter term than the underlying instrument based on a “dutch auction” process which occurs every 7 to 35 days. The underlying investments are in municipal bonds, which have low market risk. In addition, the Company had $1.1 million in investment securities, which are classified as available-for-sale.

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

The Company has evaluated, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow for timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors in addition to the risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006, that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of the Company, whether oral or written. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor provisions established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from the Company’s forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section included elsewhere in this report.

In addition to the other information contained or incorporated by reference into this Form 10-Q and the risk factors previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006, prospective investors should consider carefully the following risk factors before investing in the Company’s securities. The risks described below and in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006, may not be the only risks the Company faces. Additional risks that the Company does not yet perceive or that the Company currently believes are immaterial may also adversely affect the Company’s business and the trading price of the Company’s securities.

Risks relating to the proposed Merger with Windstream

The Company’s proposed Merger with Windstream may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our business and financial results.

Completion of the Company’s Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals and shareholders’ approval. These consents and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of Windstream or the Company. Such conditions or divestitures may jeopardize or delay completion of the proposed Merger or may reduce the anticipated benefits of the proposed Merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. If the proposed Merger is not consummated, it could adversely affect the market price of the Company’s common stock and its business and financial results. The Company’s Merger Agreement with Windstream provides that the Company may be required to pay Windstream a termination fee of $19 million in certain circumstances.

Whether or not the proposed Merger is completed, the uncertainty of the transaction could cause disruptions in the business of the Company, which could have an adverse effect on the Company’s businesses and financial results.

These disruptions could include the following:
•
current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect the Company’s ability to retain or attract key managers and other employees;

•
current and prospective customers of the Company may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with us or choose another provider; and

•	the attention of management of the Company may be diverted from the operation of the businesses toward the completion of the proposed Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
An Annual Meeting of Shareholders was held on April 26, 2007.

Proxies were solicited for the following matters:
(1)	To elect to the Board of Directors for the terms set forth below:

Three Directors for a three-year term expiring in 2010:

	Votes	Votes
	For	Withheld
William A. Coley	16,855,698	354,113
Barry W. Eveland	16,633,603	576,208
Tom E. Smith	16,899,390	310,421

The names of each of the other directors whose terms of office continued after the Annual Meeting of Shareholders are as follows: O. Charlie Chewning, Jr., Michael R. Coltrane, Linda M. Farthing, Raymond C. Groth, James L. Moore Jr., and Cynthia L. Mynatt.

(2)	To ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the 2007 fiscal year.

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
17,175,224	4,437	30,148	—
Item 5. Other Information.
None
Item 6. Exhibits.
(a)	Exhibits

Exhibit No.	Description of Exhibit
10.1
Agreement and Plan of Merger, dated as of May 25, 2007, by and among CT Communications, Inc., Windstream Marlin, Inc. and Windstream Corporation. (Incorporated by Reference to Exhibit 2.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2007.)

10.2
Amendment No. 1 to Amended and Restated Rights Agreement, dated May 25, 2007, between CT Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by Reference to Exhibit 4.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2007.)

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

August 3, 2007
Date
(The above signatory has dual responsibility as a duly authorized officer and chief accounting officer of the Registrant.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Agreement and Plan of Merger, dated as of May 25, 2007, by and among CT Communications, Inc., Windstream Marlin, Inc. and Windstream Corporation. (Incorporated by Reference to Exhibit 2.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2007.)

10.2
Amendment No. 1 to Amended and Restated Rights Agreement, dated May 25, 2007, between CT Communications, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by Reference to Exhibit 4.1 to CT Communications’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2007.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.